Form 10-Q
period 2021-09-30
Rivian Automotive, Inc. / DE
filed 2021-12-17
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 001-41042
Rivian Automotive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14600 Myford Road Irvine, California 92606	47-3544981
(State or other jurisdiction of incorporation or organization)	(Address of Principal executive offices)(ZIP Code)	(I.R.S. Employer Identification No.)

(888) 748-4261	N/A
(Registrant's telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	RIVN	The Nasdaq Stock Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No  ☒

As of December 13, 2021, 892,492,358 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the three months ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “Rivian,” the “Company,” “we,” “us,” and “our,” refer to Rivian Automotive, Inc. and its consolidated subsidiaries.

RISK FACTORS SUMMARY

Our business is subject to a number of risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•Our limited operating history makes it difficult for us to evaluate our future business prospects.
•Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven.
•We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate or none at all, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.
•The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.
•We face significant challenges as a new entrant into the automotive industry.

•The automotive market is highly competitive, and we may not be successful in competing in this industry.
•We may be unable to adequately control the capital expenditures and costs associated with our business and operations.
•We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles.
•We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our vehicles. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, we may not be able to find alternative sources in a timely manner and our business would be adversely impacted.
•We may experience significant delays in the design, manufacture, financing, regulatory approval, launch and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer.
•We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.
•Breaches in data security, failure of information security systems and privacy concerns could adversely impact our financial condition, subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.
•We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability and increase our costs of doing business.
•Our vehicles are subject to motor vehicle safety standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
•As a manufacturer engaged in sales directly to consumers, we may face regulatory limitations on our ability to sell and service vehicles directly, which could materially and adversely affect our ability to sell our vehicles.
•We may be exposed to delays, limitations and risks related to the environmental permits and other permits and approvals required to operate or expand operations at an existing or future manufacturing facility.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	December 31, 2020	September 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,979	$5,156
Inventory	—	126
Other current assets	37	63
Total current assets	3,016	5,345
Property, plant, and equipment, net	1,445	2,856
Operating lease assets, net	80	195
Other assets	61	92
Total assets	$4,602	$8,488

LIABILITIES, CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$90	$417
Accrued liabilities	443	540
Customer deposits	28	48
Current portion of long-term debt	28	—
Current portion of lease liabilities and other current liabilities	22	42
Total current liabilities	611	1,047
Convertible notes	—	2,958
Non-current portion of long-term debt	47	—
Long-term lease liabilities, net	83	191
Other non-current liabilities	1	5
Total liabilities	742	4,201
Commitments and contingencies (Note 12)
Contingently redeemable convertible preferred stock, $0.001 par value; 508,054,624 and 579,587,560 shares authorized, and 503,951,340 and 575,864,510 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	5,244	7,894
Stockholders' Deficit:
Common stock, $0.001 par value; 712,091,708 and 816,465,244 shares authorized and 101,327,571 and 101,518,666 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	—	—
Additional paid-in capital	302	306
Accumulated deficit	(1,686)	(3,913)
Accumulated other comprehensive (loss) income	—	—
Total stockholders' deficit	(1,384)	(3,607)
Total liabilities, contingently redeemable convertible preferred stock, and stockholders' deficit	$4,602	$8,488

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenues	$—	$1	$—	$1
Cost of revenues	—	83	—	83
Gross profit	—	(82)	—	(82)
Operating expenses
Research and development	220	441	511	1,124
Selling, general, and administrative	68	253	157	560
Total operating expenses	288	694	668	1,684
Loss from operations	(288)	(776)	(668)	(1,766)
Interest income	1	1	9	2
Interest expense	(2)	(1)	(6)	(7)
Loss on convertible notes, net	—	(458)	—	(458)
Other (expense) income, net	1	1	—	2
Loss before provision for income taxes	(288)	(1,233)	(665)	(2,227)
Provision for income taxes	—	—	—	—
Net loss	$(288)	$(1,233)	$(665)	$(2,227)
Net loss attributable to common stockholders, basic and diluted (Note 13)	$(288)	$(1,233)	$(665)	$(2,227)
Net loss per share attributable to common stockholders, basic and diluted	$(2.88)	$(12.21)	$(6.65)	$(22.05)
Weighted-average common shares outstanding, basic and diluted	100	101	100	101

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(288)	$(1,233)	$(665)	$(2,227)
Other comprehensive (loss) income	—	—	—	—
Comprehensive loss	$(288)	$(1,233)	$(665)	$(2,227)

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in millions)
(unaudited)

	Contingently		Stockholders' Deficit
	Redeemable						Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Total
BALANCE—December 31, 2019	343	$2,750	100	$—	$293	$(668)	$—	$(375)
Net loss	—	—	—	—	—	(177)	—	(177)
BALANCE—March 31, 2020	343	$2,750	100	$—	$293	$(845)	$—	$(552)
Warrants Issued	—	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	(200)	—	(200)
BALANCE—June 30, 2020	343	$2,750	100	$—	$296	$(1,045)	$—	$(749)
Shares issued	161	2,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	(288)	—	(288)
BALANCE—September 30, 2020	504	$5,250	100	$—	$296	$(1,333)	—	$(1,037)

BALANCE—December 31, 2020	504	$5,244	101	$—	$302	$(1,686)	$—	$(1,384)
Shares issued	72	2,650	—	—	1	—	—	1
Net loss	—	—	—	—	—	(414)	—	(414)
BALANCE—March 31, 2021	576	$7,894	101	$—	$303	$(2,100)	$—	$(1,797)
Shares issued	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(580)	—	(580)
BALANCE—June 30, 2021	576	$7,894	101	$—	$305	$(2,680)	$—	$(2,375)
Shares issued	—	—	1	—	1	—	—	1
Net loss	—	—	—	—	—	(1,233)	—	(1,233)
BALANCE—September 30, 2021	576	$7,894	102	$—	$306	$(3,913)	$—	$(3,607)

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash Flows from Operating Activities:
Net loss	$(665)	$(2,227)
Depreciation and amortization	17	84
Amortization of debt discounts and issuance costs	2	5
Loss on convertible notes, net	—	458
Write-down of inventory	—	31
Other non-cash activities	1	24
Changes in operating assets and liabilities:
Inventory	—	(157)
Current assets	(21)	(25)
Other non-current assets	(5)	(6)
Payables and accrued liabilities	84	257
Customer deposits	6	20
Other current liabilities	2	(1)
Non-current liabilities	(1)	1
Net cash used in operating activities	(580)	(1,536)

Cash Flows from Investing Activities:
Decrease in note receivable due from affiliate	3	—
Capital expenditures—property, plant, and equipment	(605)	(1,335)
Capital expenditures—intangible assets	(3)	(4)
Proceeds from sale of fixed assets	1	1
Net cash used in investing activities	(604)	(1,338)

Cash Flows from Financing Activities:
Proceeds from issuance of capital stock	2,500	2,654
Debt issuance costs	—	(6)
Principal payments on long-term debt	—	(79)
Proceeds from issuance of convertible notes	—	2,500
Principal payments under finance lease obligations	—	(1)
Net cash provided by financing activities	2,500	5,068

Net change in cash	1,316	2,194
Cash, cash equivalents, and restricted cash—Beginning of period	2,273	3,011
Cash, cash equivalents, and restricted cash—End of period	$3,589	$5,205

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3	$1
Supplemental Disclosure of Non-Cash Investing Activities:
Capital expenditures included in liabilities	$249	$493
Issuance of warrants	3	—

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRESENTATION AND NATURE OF OPERATIONS
Description and Organization

Rivian Automotive, Inc. (“Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of developing, manufacturing, and selling category-defining electric vehicles (”EVs”) and accessories. The nature of the Company’s operations during the nine months ended September 30, 2020 and 2021 was primarily research and development activities related to vehicle development and its related technologies, and pre-production activities related to manufacturing and sales.

The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”). As the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance, the Company has determined that it operates in one operating segment and one reportable segment.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) regarding interim financial reporting, and do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes as of and for the year ended December 31, 2020 as disclosed in the Company’s prospectus, dated November 9, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on November 12, 2021 (the “Prospectus”) in connection with the Company’s initial public offering (“IPO”).

Basis of Consolidation

The Company consolidates entities that are controlled as a result of having a controlling financial interest in those entities. Intercompany balances and transactions have been eliminated in consolidation.

Global Pandemic

Beginning in 2020, public health and governmental authorities have taken extraordinary steps to contain and combat the impact of the coronavirus disease (including associated variants, “COVID-19”) pandemic throughout the world. COVID-19 has caused disruptions to and delays in the Company’s operations, including shortages and delays in the supply of certain materials and equipment. In response, the Company has adapted various internal designs and processes in an effort to remedy or mitigate impacts of such disruptions and delays on the Company’s production timeline, which has resulted in higher costs. The full extent of the future impact from the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on future developments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in a separate footnote, the description of the accounting policy can be found in the related footnote. Other significant policies are described below.

Use of Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, and expenses in the period presented. The Company believes that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
making estimates, the actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and money market funds with maturities of three months or less. All short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates are classified as cash equivalents.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in “Other current assets” and “Other assets” on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2020 and September 30, 2021, restricted cash within “Other current assets” and “Other assets” totaled $32 million and $49 million, respectively.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work-in-progress, and finished goods. The Company primarily computes cost using standard cost, which approximates cost on the first-in, first-out (“FIFO”) basis. Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods.

During the three and nine months ended September 30, 2021, the Company recorded a $31 million charge to write-down inventory to its net realizable value, with the charge reflected in Cost of revenues in the Condensed Consolidated Statement of Operations.

Substantially all of the Company’s inventory balance as of September 30, 2021 is classified as raw materials, which includes customized purchased components.

Cost of Vehicle Revenue

Cost of vehicle revenue includes direct parts, material and labor costs, manufacturing overhead (e.g., depreciation of machinery and tooling), inbound shipping and logistics costs, and reserves for estimated warranty costs. Cost of vehicle revenue also includes adjustments to write down the carrying value of inventory when it exceeds its estimated NRV and to provide for on-hand inventory that is either obsolete or in excess of forecasted demand.

Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

•Level 1 – Quoted prices for identical instruments in active markets
•Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable
•Level 3 – Instruments with model-derived valuations whose significant inputs are unobservable

The Company’s money market funds were classified within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets. As of December 31, 2020 and September 30, 2021, money market funds totaled $2,782 million and $4,983 million, respectively. During the nine months ended September 30, 2021, there were no transfers between the levels of the fair value hierarchy.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On July 23, 2021 the Company issued $2.5 billion aggregate principal amount of unsecured senior convertible promissory notes due July 23, 2026 in a private offering (“2021 Convertible Notes”) and has made an irrevocable election to account for the 2021 Convertible Notes under the Fair Value Option in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 825, Financial Instruments. As of September 30, 2021, the fair value of the 2021 Convertible Notes recorded on the Condensed Consolidated Balance Sheet totaled $2,958 million. Refer to Note 6 "Debt" for further information on the fair value of the 2021 Convertible Notes.

Research and Development Costs

Research and development (“R&D”) costs consist primarily of personnel costs for teams in engineering and research, prototyping expenses, contract and professional services, amortized equipment costs, and allocation of indirect costs. R&D costs are expensed as incurred.

Marketing, Advertising, and Promotion

Marketing, advertising, and promotion costs are included as part of Selling, general, and administrative expense in the Condensed Consolidated Statement of Operations, and such costs are expensed as they are incurred. During the three months ended September 30, 2020 and 2021, the Company recognized marketing and promotion costs of $1 million and $7 million, respectively. During the nine months ended September 30, 2020 and 2021, the Company recognized marketing and promotion costs of $3 million and $11 million, respectively. Advertising costs recognized during the three and nine months ended September 30, 2020 and 2021 were immaterial.

Concentration of Risk

Counterparty Credit Risk
Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, deposits, and loans. As of December 31, 2020 and September 30, 2021, all of the Company’s cash and cash equivalents were placed at financial institutions that management believes are of high credit quality. These amounts are typically in excess of insured limits.

Supply Risk
The Company is subject to risks related to its dependence on its suppliers, the majority of which are single source providers of parts or components for the Company’s products. Any inability of the Company’s suppliers to deliver necessary product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to the Company could have a material and adverse impact on Rivian’s business, growth prospects, and financial and operating results.

The Company’s manufacturing facility in Normal, Illinois (the “Normal Factory”) is operational, and Rivian is continuing to invest in the Normal Factory. The Company’s ability to continue to prepare for and sustain production depends, among other things, on the readiness and solvency of suppliers and vendors through all macroeconomic factors, including factors resulting from the COVID-19 pandemic.

3. ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies (i) the accounting for convertible financing instruments issued, including preferred stock, (ii) the derivatives scope exception for contracts in an entity’s own equity, and (iii) the calculation of earnings per share. Early adoption by private companies is permissible, and the Company elected to early adopt the new accounting standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment are recorded at cost, net of accumulated depreciation and impairments. Costs incurred for routine maintenance and repair are expensed when incurred.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company capitalizes certain qualified costs incurred in connection with the development of internal-use software. Costs incurred during the application development stage are evaluated to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities, including maintenance, are expensed as incurred.

Property, plant, and equipment are primarily depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter, using the straight-line method. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful life of the asset. Land is not depreciated.

The following table summarizes the components of “Property, plant, and equipment, net” (in millions):

	Estimated Useful Lives	December 31, 2020	September 30, 2021
Land, buildings, and building improvements	10 to 30 years	$88	$260
Leasehold improvements	Shorter of 10 years or lease term	51	151
Machinery, equipment, vehicles, and office furniture	5 to 15 years	88	1,327
Computer equipment, hardware, and software	3 to 10 years	51	147
Construction in progress		1,205	1,092
Total property, plant, and equipment		1,483	2,977
Accumulated depreciation and amortization		(38)	(121)
Total property, plant, and equipment, net		$1,445	$2,856

Depreciation and amortization expense was $7 million and $49 million for the three months ended September 30, 2020 and 2021, respectively. Depreciation and amortization expense was $17 million and $84 million for the nine months ended September 30, 2020 and 2021, respectively.

As of September 30, 2021, the carrying amount of construction in progress (“CIP”) amounted to $1,092 million. The majority of these costs related to the development of manufacturing lines, tooling, and other costs at the Normal Factory. The Normal Factory is the Company’s engineering, manufacturing, and assembly facility dedicated to the production of the Company’s R1T, R1S, and Electric Delivery Van (“EDV”) vehicles. The Company expects the majority of this CIP balance, which relates to the R1S and EDV programs, to go into service by December 31, 2021 as the Company launches production of these programs.

5. LEASES

During the nine months ended September 30, 2021, various operating leases commenced, including leases for commercial office space and vehicle service centers. The current portion of operating lease liabilities was $18 million and $37 million as of December 31, 2020 and September 30, 2021, respectively. Cash paid for amounts included in the measurement of operating leases was $9 million and $23 million for the nine months ended September 30, 2020 and 2021, respectively. Operating lease costs were $6 million and $26 million for the nine months ended September 30, 2020 and 2021, respectively.

6. DEBT

Term Facility Agreement

In April 2018, the Company entered into a variable rate Term Facility Agreement for a committed facility to be used towards the Company’s and its subsidiaries’ respective operating expenses and capital expenditures. As of December 31, 2020, the amount drawn on the Term Facility Agreement was $79 million. In February 2021, the Company paid all outstanding amounts related to the Term Facility Agreement.

The carrying value of debt outstanding under the Term Facility Agreement was as follows (in millions):

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2020	September 30, 2021
Long-term debt	$79	$—
Less: Unamortized debt issuance costs	(4)	—
Note payable, less unamortized debt issuance costs	75	—
Less: Current portion	(28)	—
Total note payable, less current portion	$47	$—

ABL Facility

In May 2021, the Company, through various of its subsidiaries, entered into a senior secured asset based revolving credit facility (“ABL Facility”) with a syndicate of banks that may be used for general corporate purposes. The ABL Facility is secured by certain current assets of the Company and provides for a $750 million committed secured revolving credit facility. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $750 million cap and is reduced by borrowings and the issuance of letters of credit.

As of September 30, 2021, the Company had no borrowings under the ABL Facility and $63 million of letters of credit outstanding, resulting in availability under the ABL Facility of $550 million after giving effect to the borrowing base and the outstanding letters of credit.

2021 Convertible Notes

In July 2021, the Company issued the 2021 Convertible Notes. The 2021 Convertible Notes accrue interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%) after June 30, 2022. The 2021 Convertible Notes are convertible into shares of the Company’s equity under various circumstances, including upon an Initial Public Offering and a Change of Control of the Company (as such terms are defined in the 2021 Convertible Notes Purchase Agreement). Upon an Initial Public Offering, the 2021 Convertible Notes automatically convert into shares of the Company’s common stock at a conversion price equal to the lesser of: (i) $71.03, subject to appropriate adjustment in the event of any stock dividend, stock split, stock combination, recapitalization or any other similar transaction, and (ii) the product of (x) the Initial Public Offering price per share multiplied by (y) the applicable discount rate determined by reference to the time of conversion (0.85 until December 31, 2021). See Note 14 “Subsequent Events” for updates concerning the Company’s November 2021 IPO.

The Company has made an irrevocable election to account for the 2021 Convertible Notes under the Fair Value Option (“FVO”) (refer to Note 2 "Summary of Significant Accounting Policies"), whereby the 2021 Convertible Notes are initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date. The issue-date estimated fair value of the 2021 Convertible Notes was $3,049 million, resulting in a $549 million loss on issuance of the 2021 Convertible Notes, partially offset by a $91 million gain on the decrease in fair value of the 2021 Convertible Notes as of September 30, 2021. None of the change in fair value is attributable to a change in the instrument-specific credit risk.

The change in fair value of the 2021 Convertible Notes as of September 30, 2021 was as follows (in millions):

2021 Convertible Notes
Proceeds received upon issuance	$2,500
Loss on issuance	549
Issue-date estimated fair value	3,049
Gain on change in fair value	(91)
Fair value as of September 30, 2021	$2,958

The change in fair value is recognized in “Loss on convertible notes, net” in the Condensed Consolidated Statement of Operations. The Company made no cash interest payments on the 2021 Convertible Notes during the three and nine months

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ended September 30, 2021. The following table presents the difference between the fair value and the unpaid principal balance of the 2021 Convertible Notes as of September 30, 2021 (in millions):

	September 30, 2021
	Fair value (carrying amount)	Unpaid principal balance	Loss on excess of fair value over unpaid principal
2021 Convertible Notes	$2,958	$2,500	$458

The fair value of the 2021 Convertible Notes is estimated using a scenario analysis of conversion dates based on probabilities of events triggering conversion of the 2021 Convertible Notes, including a Monte Carlo simulation capturing future price scenarios for shares of the Company’s common stock, and a discounted cash flow analysis applied to the contractual payments in the scenario that the 2021 Convertible Notes are held to maturity. This estimate incorporates significant inputs that are not observable in the market and thus is considered a Level 3 fair value measurement. Changes in the assumptions of the unobservable inputs may materially affect the estimated fair value of the 2021 Convertible Notes.

Selected inputs into the Monte Carlo simulation as of the issuance date (July 23, 2021) and September 30, 2021 were as follows:

	July 23, 2021			September 30, 2021
	Range		Weighted-Average	Range		Weighted-Average
	Low	High		Low	High
Conversion discount	15%	30%	18%	15%	30%	16%
Volatility	55.0%	55.0%	55.0%	52.5%	52.5%	52.5%
Dividend yield	—%	—%	—%	—%	—%	—%
Risk-free rate	0.1%	0.3%	0.1%	—%	0.3%	—%
Expected term (in years)	0.4	5.0	1.0	0.3	4.8	0.6

7. ACCRUED LIABILITIES

Accrued liabilities were as follows (in millions):

	December 31, 2020	September 30, 2021
Accrued purchases	$389	$446
Accrued payroll	44	62
Other	10	32
Total accrued liabilities	$443	$540

8. INCOME TAXES

The Company recorded a provision for income taxes of approximately $0 for the three and nine months ended September 30, 2020 and 2021, which was driven by tax on international operations. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

9. STOCK-BASED COMPENSATION

2015 Stock Plan

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") permits the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. Generally, the Company’s stock options vest based on a requisite service period of four years of continuous service and may be exercised only upon the occurrence of a Change in Control (as defined under the 2015 Stock Plan), which is a performance based vesting condition.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs generally vest based on a requisite service period of four years of continuous service and the occurrence of an Initial Public Offering (as defined under the 2015 Stock Plan), which is a performance based vesting condition. The performance based vesting conditions for options and RSUs are not deemed to be probable until such events occur. Therefore, as there was not yet a Change in Control or Initial Public Offering as of September 30, 2021, no outstanding awards granted under the 2015 Stock Plan had vested as of September 30, 2021 (see Note 14 “Subsequent Events” for updates concerning the Company’s November 2021 IPO). As of September 30, 2021, 114 million shares were reserved for issuance under the 2015 Stock Plan.

In January 2021, the Company granted a stock option covering approximately 27 million shares valued at approximately $241 million to its Chief Executive Officer. The award has both time based and performance based vesting components. The time based component vests over a requisite service period of six years following a Qualified IPO (as defined within the award). The performance based component vests in installments based on the achievement of share price goals following a Qualified IPO (as defined within the award), measured over a specified performance period ending on the tenth anniversary of the award.

As the performance based vesting conditions for stock options and RSUs are not deemed to be probable of occurring until the Change in Control or Initial Public Offering occurs, the Company has not recognized any stock-based compensation expense as of September 30, 2021, and there was approximately $1,389 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 Stock Plan at September 30, 2021 (see Note 14 “Subsequent Events” for updates concerning the Company’s November 2021 IPO). This unrecognized amount includes the increase resulting from the modification of certain RSUs, as described in the following paragraph.

During June 2021, the Company modified the service based vesting terms of approximately 17 million RSUs. As the modified RSUs contain a performance condition that is not satisfied until an IPO occurs, the fair value of the RSUs was remeasured on the date of modification, which resulted in an increase in unrecognized compensation cost of approximately $322 million.

Fair Value Assumptions

All stock options granted during the nine months ended September 30, 2020 and 2021 were granted with an exercise price equal to or greater than the fair market value of Rivian Automotive, Inc.'s stock at the date of grant. The Company estimates the fair value of each stock option award using a Black-Scholes option pricing model.

Prior to the three months ended September 30, 2021, the fair value of RSUs was measured on the grant date based on an independent appraisal of the fair market value of the Company’s common stock. The independent appraisal used a market approach with an adjustment for lack of marketability given that the shares underlying the awards were not publicly traded (see Note 14 “Subsequent Events” for updates concerning the Company’s November 2021 IPO). This assessment required complex and subjective judgments regarding the Company’s projected financial and operating results, business risks, liquidity of ordinary shares, operating history, and prospects.

In light of the difference between the fair value of a share of the Company’s common stock applicable to stock options and RSUs granted during the three months ended September 30, 2021, based on an independent appraisal, and initial information received in estimation of the Company’s IPO price range as well as the proximity of such grants to the IPO, the Company established the fair value of a share of the Company’s common stock applicable to stock options and RSUs granted from July 20, 2021 onward using a straight-line interpolation from the July 20, 2021 fair value estimated using an independent appraisal to the midpoint of the initial price range in order to calculate unrecognized stock-based compensation expense (see Note 14 “Subsequent Events” for updates concerning the Company’s November 2021 IPO).

10. RELATED PARTY TRANSACTIONS

2021 Convertible Notes

In July 2021, the Company issued the 2021 Convertible Notes to existing investors of the Company, including the following principal owners of the Company: a wholly-owned subsidiary of Amazon.com, Inc. (Amazon.com, Inc. and its affiliates collectively referred to as “Amazon”) with $490 million principal amount, Ford Motor Company (“Ford”) with $415 million

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
principal amount, and certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with an aggregate $400 million principal amount (refer to Note 6 "Debt" for more information about the 2021 Convertible Notes).

Preferred Stock Warrants

During 2019, the Company entered into an agreement with Amazon to develop, manufacture, and supply customized all-electric vehicles in future periods. In connection with this agreement, the Company issued preferred stock warrants to Amazon, which represents a share-based sales incentive. The grant date fair value of the warrants was $11 million during 2019 and was reported within “Other assets” and “Additional paid-in capital”, respectively, on the Company’s Condensed Consolidated Balance Sheets. The asset will be amortized as an offset against revenues in future periods.

Operating Expenses

The Company obtains prototyping, engineering, and other R&D services from Troy Design and Manufacturing Co., a related party and wholly owned subsidiary of Ford. The Company recognized $30 million and $16 million of expense for these services during the three months ended September 30, 2020 and 2021, respectively, and $49 million of expense for these services during both the nine months ended September 30, 2020 and 2021, within “Research and development” in the Condensed Consolidated Statements of Operations. As of December 31, 2020 and September 30, 2021 the Company accrued $27 million and $8 million, respectively, related to these services, which are reported within “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

The Company obtains hosting services from Amazon, which is recognized within “Research and development” and “Selling, general, and administrative”, in the Condensed Consolidated Statements of Operations.

The following table summarizes the expenses incurred for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Research and development	$1	$1	$2	$11
Selling, general, and administrative	1	—	2	1
Total	$2	$1	$4	$12

11. CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2020, no shares of common stock were issued by the Company. During the nine months ended September 30, 2021, the Company issued 321,304 shares of common stock in exchange for $4 million.

Shares of common stock are voting shares (one vote per share) and entitle holders to attend and vote at any meeting of the Stockholders on any matter for which such holders have a right to vote. Holders of shares of common stock have the right to receive any dividend declared by the Company, subject to the payment of dividends on shares of preferred stock (as described below). After the payment in full of all liquidation amounts required to be paid to the holders of shares of preferred stock, holders of common stock also have the right to receive the remaining property of the Company on the liquidation, dissolution, or winding up of the Company on a pari passu basis with all other holders of shares of common stock. As of September 30, 2021, the Company had a total of 101,518,666 shares of common stock issued and outstanding (see Note 14 “Subsequent Events” for updates concerning the Company’s November 2021 IPO).

Contingently Redeemable Convertible Preferred Stock

During the nine months ended September 30, 2020, the Company issued 161,394,452 shares of preferred stock in exchange for $2.5 billion. During the nine months ended September 30, 2021, the Company issued 71,913,170 shares of preferred stock in exchange for $2.7 billion.

Shares of preferred stock are voting shares and entitle holders to attend and vote at any meeting of the Stockholders. Each holder of preferred stock has the right to a number of votes at each meeting of the Stockholders (with respect to matters on

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
which holders of shares of common stock are entitled to a vote) equal to the number of whole shares of common stock into which the shares of preferred stock held by such holder are convertible. Except as provided by law or by the other provisions of the Company’s Certificate of Incorporation, the holders of preferred stock vote together with the holders of shares of common stock as a single class and on an as-converted to common stock basis. The holders of shares of preferred stock also have voting rights separate and apart from the holders of shares of common stock, on a single-class and a single-series basis, as set forth in the Company’s Certificate of Incorporation. Each holder of shares of preferred stock has the right to receive dividends on a single-series basis in addition to a right to receive dividends on a pari passu basis with holders of shares of common stock according to the number of shares of common stock held by such holders (on an as-converted basis). Such dividends are non-cumulative and are payable at a per annum rate of 8% of the Original Issue Price (as defined in the Company’s Certificate of Incorporation). As of December 31, 2020 and September 30, 2021, no dividends have been declared or distributed to any Stockholders.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the shares of preferred stock are entitled, on a pari passu basis, to be paid out of the assets of the Company available for distribution to its Stockholders or, in the case of a Deemed Liquidation Event (as defined in the Company’s Certificate of Incorporation), the holders of shares of preferred stock are entitled, on a pari passu basis, to be paid out of the consideration payable to Stockholders in such Deemed Liquidation Event or out of available proceeds, as applicable, based upon the greater of the Original Issue Price plus declared but unpaid dividends or the amount which would be payable if the preferred stock would have been converted to common stock, before any payment shall be made to the holders of common stock. The preferred stock is convertible into shares of common stock at any time at the option of the holder, or automatically upon a Qualified IPO (as defined in the Company’s Certificate of Incorporation). Each share of preferred stock converts into one share of common stock. The conversion rate shall be adjusted whenever the Company issues or sells, or is deemed to have issued or sold, any shares of common stock for a consideration per share less than the conversion price in effect immediately prior to the time of such issue or sale. Since the preferred stock is considered contingently redeemable upon a Deemed Liquidation Event it is classified as mezzanine equity of $5.2 billion and $7.9 billion as of December 31, 2020 and September 30, 2021, respectively. As a Deemed Liquidation Event is not considered probable of occurring, no accretion has been recorded for the preferred stock to date. As of September 30, 2021, the Company had a total of 575,864,510 shares of preferred stock issued and outstanding.

Contingently redeemable convertible preferred stock consisted of the following as of December 31, 2020 (in millions, except share amounts):

Contingently Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Carrying Value	Liquidation Value	Common Stock Issuable Upon Conversion
Series A	117,527,250	117,527,250	$600	$600	117,527,250
Series B	65,904,000	65,904,000	500	500	65,904,000
Series C	42,231,150	38,508,100	350	350	38,508,100
Series D	120,997,772	120,836,866	1,297	1,297	120,836,866
Series E	161,394,452	161,175,124	2,497	2,497	161,175,124
Total contingently redeemable convertible preferred stock	508,054,624	503,951,340	$5,244	$5,244	503,951,340

Contingently redeemable convertible preferred stock consisted of the following as of September 30, 2021 (in millions, except share amounts):

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contingently Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Carrying Value	Liquidation Value	Common Stock Issuable Upon Conversion
Series A	117,527,250	117,527,250	$600	$600	117,527,250
Series B	65,904,000	65,904,000	500	500	65,904,000
Series C	42,231,150	38,508,100	350	350	38,508,100
Series D	120,836,866	120,836,866	1,297	1,297	120,836,866
Series E	161,175,124	161,175,124	2,497	2,497	161,175,124
Series F	71,913,170	71,913,170	2,650	2,650	71,913,170
Total contingently redeemable convertible preferred stock	579,587,560	575,864,510	$7,894	$7,894	575,864,510

12. COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated. If an amount within the range of loss appears at the time to be a better estimate than any other amount within the range, that amount is accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is reasonably possible and the loss or range of loss cannot be reasonably estimated, the Company discloses the possible loss or states that such an estimate cannot be made.

Contract Terminations

The Company is involved in discussions with some of its suppliers regarding their performance and non-performance under executed contract terms. While the Company is in negotiations with these suppliers to review, evaluate, and settle the matters, the Company has developed an initial estimate of the range of outcomes related to these obligations ranging from $19 million to $21 million. As of December 31, 2020 and September 30, 2021, the Company recorded a contingent liability of $21 million and $19 million, respectively, which is included in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

13. NET LOSS PER SHARE

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period after allocating losses to equity awards deemed to be participating securities pursuant to the two-class method. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares outstanding assuming dilution. Specifically, diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, unvested RSUs, stock warrants, and convertible debt to the extent dilutive.

The following common stock equivalents were excluded in the calculation of net loss per diluted share because their effects were anti-dilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Stock warrants	12	12	12	12
Contingently redeemable convertible preferred stock	504	576	504	576
Total	516	588	516	588

The above table excludes approximately 39 million and 67 million of unvested stock options outstanding for the nine months ended September 30, 2020 and 2021, respectively, and approximately 7 million and 32 million unvested RSUs for the nine months ended September 30, 2020 and 2021, respectively, both of which vest upon the completion of future performance conditions that had not yet been met as of September 30, 2021 (refer to Note 9 “Stock-Based Compensation”). The above table also excludes the 2021 Convertible Notes, which convert upon a number of triggering events or upon the holders’ election at maturity. Refer to Note 6 "Debt" for further information on the conversion features of the 2021 Convertible Notes.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Net loss attributable to Rivian	$(288)	$(1,233)	$(665)	$(2,227)
Net loss attributable to common stockholders	$(288)	$(1,233)	$(665)	$(2,227)

Denominator
Weighted-average common shares outstanding - basic	100	101	100	101
Effect of dilutive securities - stock warrants, nonvested RSUs and stock options, and 2021 Convertible Notes	—	—	—	—
Weighted-average common shares outstanding - diluted	100	101	100	101

Basic net loss per share	$(2.88)	$(12.21)	$(6.65)	$(22.05)
Diluted net loss per share	$(2.88)	$(12.21)	$(6.65)	$(22.05)

14. SUBSEQUENT EVENTS

2026 Notes

On October 8, 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due 2026 (the “2026 Notes”) to new and existing investors of the Company, including certain funds and accounts advised by T. Rowe Price, a principal owner of the Company, with an aggregate $285 million principal amount. Proceeds received, net of a $25 million original issue discount, may be used for general corporate purposes. The 2026 Notes mature five years from the date of issuance. The 2026 Notes bear interest at (x) LIBOR, subject to a 1.00% floor, plus (y) 6.00% per annum, subject to downward adjustment upon certain events, including an IPO. Upon the Company’s IPO, the interest rate on the 2026 Notes was adjusted downward to 5.63%. Interest on the 2026 Notes is paid in cash semi-annually in arrears on October 15 and April 15 of each year. The Company has the option to redeem the notes at any time at 100% of the principal amount of the 2026 Notes, plus any applicable premium. The 2026 Notes contain a number of customary covenants similar to the covenants under the ABL Facility (refer to Note 6 “Debt”) and a minimum liquidity covenant. The 2026 Notes are secured by a second priority security interest in the same assets in which the ABL Facility has a first priority security interest and are guaranteed by certain subsidiaries of the Company. In connection with the issuance of the 2026 Notes, in October 2021, the Company deposited cash into an account under the dominion and control of the administrative agent under the ABL Facility. All such cash will be used to repay outstanding borrowings under the ABL Facility if certain specified events of default occur. The account balance, which was $275 million as of December 15, 2021, will be presented in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

Stock Options Modified

During October 2021, the Company modified the service based vesting terms of approximately 6 million stock options. As the modified options contain a performance condition that is satisfied upon a Change of Control, the fair value of the options were remeasured on the date of modification, which resulted in an increase in unrecognized stock-based compensation cost of approximately $265 million.

Initial Public Offering

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On November 15, 2021, the Company completed its IPO of 175,950,000 shares of Class A common stock at a price of $78.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 22,950,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were $13,539 million. Upon the close of the IPO, (i) all of the Company’s outstanding shares of common stock converted into an equal number of shares of Class A common stock, (ii) 7,825,000 shares of Class A common stock held by an affiliate of the Company’s Chief Executive Officer were exchanged for an equivalent number of shares of Class B common stock, (iii) all outstanding shares of contingently redeemable convertible preferred stock converted into an aggregate 575,864,510 shares of Class A common stock, (iv) a warrant outstanding for the purchase of 3,723,050 shares of Series C contingently redeemable convertible preferred stock, with an exercise price of $9.09 per share, converted to a warrant to purchase an equivalent number of shares of Class A common stock, (v) outstanding warrants to purchase 250,000 shares of Class A common stock, with a weighted-average exercise price of $5.66 per share, terminated unexercised, and (vi) the 2021 Convertible Notes converted into 37,707,390 shares of Class A common stock at a conversion price equal to $66.30 per share (the foregoing clauses (i) through (v) referred to collectively as the “Transactions”).

The Company’s 2021 Incentive Award Plan became effective on the date immediately prior to the date the Company’s registration statement was filed in connection with the IPO and will govern the terms of stock options and RSUs granted after the IPO. As the performance based vesting conditions for stock options and RSUs granted under the 2015 Stock Plan were satisfied upon the IPO, the Company expects to recognize stock-based compensation expense of $370 million, representing the proportion of the requisite service period for stock options and RSUs that was elapsed as of the IPO, during the fourth quarter of 2021. The unrecognized compensation expense remaining after the IPO for stock options and RSUs granted under the 2015 Stock Plan will be recognized ratably as the remaining requisite service period passes.

In October 2021, the Company approved the funding of Forever by Rivian, Inc., the Company’s social welfare organization. As a result, the Company donated 8,244,312 shares of Class A common stock to Forever by Rivian, Inc. upon the close of the IPO. The Company expects to recognize an expense in the amount of approximately $643 million for this donation in the fourth quarter of 2021.

2021 Convertible Notes

As a result of the IPO, the 2021 Convertible Notes were automatically converted into shares of Class A common stock, as noted in the Initial Public Offering section above.

2021 ESPP

In November 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP is designed to allow eligible employees to purchase shares of Class A common stock at a 15% discount, at periodic intervals, with their accumulated payroll deductions. The maximum number of shares of Class A common stock which will be authorized for sale under the 2021 ESPP is equal to the sum of (i) 22,197,528 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, equal to the lesser of (A) 1% of the aggregate number of shares of all classes of our common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided, however, that no more than 185,000,000 shares of our Class A common stock may be issued under the 2021 ESPP. The shares reserved for issuance under the 2021 ESPP may be authorized but unissued shares or reacquired shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Form 10-Q, as well as those identified in the Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

With a mission to Keep the World Adventurous Forever, we design, develop, and manufacture EVs and accessories for sale directly to customers across consumer and commercial markets. Our vehicles are complemented by a full suite of proprietary, value-added services that address the entire vehicle lifecycle and deepen our customer relationships.

Starting with a clean sheet, we built a vertically integrated ecosystem comprised of our vehicle technology platform, cloud architecture, product development and operations, products, and services.

In the consumer market, we launched the R1 platform with our first generation of consumer vehicles, the R1T, a two-row five-passenger pickup truck, and the R1S, a three-row seven-passenger sport utility vehicle (“SUV”). As of September 30, 2021, we produced 12 R1Ts and delivered 11 R1Ts, and as of December 15, 2021, we have produced 652 and delivered 386 R1 vehicles, including the production and sale of our first two, recently certified, R1S vehicles. As of December 15, 2021, we had approximately 71,000 R1 preorders in the United States and Canada from customers who each paid a cancellable and fully refundable deposit of $1,000.

In the commercial market, we will launch with the Rivian Commercial Van platform. Our first vehicle on this platform will be our EDV, designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. Amazon has placed an initial order of 100,000 EDVs, subject to modification as described under the section titled “Certain Relationships and Related Party Transactions” in the Prospectus.

Initial Public Offering

In November 2021, we completed our underwritten IPO of 175,950,000 shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase from us an additional 22,950,000 shares of Class A common stock. The net proceeds to us from the IPO were $13.5 billion.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part II, Item 1A “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. Based on initial preorders, our initial launch products, the R1T, R1S, and EDV, appear to resonate with customers and, we believe, have established the Rivian brand in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs. Our future financial performance will also depend on our ability to offer services that deliver an intuitive and seamless customer experience.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We are in the very early stages of growth in our existing markets, and we expect to substantially raise brand awareness by connecting directly with our community through engaging content, rich digital experiences, and immersive events. We anticipate that these activities will lead to additional preorders and deliveries, and, as a result, increase our base of Rivian customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure, to deliver a seamless customer experience. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our delivery and service operations, Rivian Adventure Network (“RAN”), charging network, and customer service will be critical for supporting growth. We believe our long-term ability to achieve our financial targets will depend on our ability to cost effectively scale these elements, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy, driven by initial attach rate, member retention, and the subsequent adoption of future service offerings. We intend to offer a variety of services, including financing and insurance, vehicle maintenance and repair, membership, software, charging solutions, and FleetOS solutions that we believe will grow our revenue outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of creating a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenue and our long-term financial performance will depend in part on our ability to drive adoption of these offerings.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver the broadest combination of performance, utility, and capability, as well as services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue to make investments to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we expect to experience additional losses, which could delay our ability to achieve profitability and positive operating cash flow. Furthermore, we anticipate that these future investments will require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials, including metals, battery cells, and semiconductors. Fluctuations in the cost of materials, supply interruptions, or material shortages could materially impact our business. For example, the recent global semiconductor supply shortage is having wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. We have experienced and may continue to experience cost fluctuations or disruptions in supply of input materials that could impact our financial performance.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations in the United States, Canada, the United Kingdom, and the European Union. We believe we are well-positioned for international expansion in light of a healthy global demand for EVs and for the vehicle segments in which we currently, and expect to, operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly and without a significant physical retail footprint; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery, and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange.

•Ability to Maintain Our Culture, Attract and Retain Talent, and Scale Our Team. We believe our culture has been a key contributor to our success to date and our mission promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively pursue our objectives. If we are unable to retain or hire key personnel, our business and competitive position may be harmed resulting in an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. We do not expect such seasonality in demand to significantly impact our operations in the near-term as we scale our business due to our backlog of preorders; however, we may experience seasonal variations in our business in the long-term.

•Impact of the COVID-19 pandemic. Beginning in 2020, public health and governmental authorities have taken extraordinary steps to contain and combat the outbreak and spread of COVID-19, including associated variants, throughout the world. Consistent with these actions, in combination with recommendations by public health officials, since late March 2020 a significant percentage of Rivian personnel have been working remotely; however, in recent months a number of employees have been able to work on-site at our facilities, including our Normal Factory, subject to operating restrictions intended to protect public health and the health and safety of our employees.

Additionally, COVID-19, including associated variants, has caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials, and equipment necessary to produce our vehicles. In response, we have adapted various internal designs and processes to remedy or mitigate impacts of such disruptions and delays on our production timeline, which has resulted in higher costs.

The full extent of the future impact from the pandemic on our operational and financial performance is currently uncertain and will depend on future developments outside of our control, including the duration, extent and intensity of the pandemic, the effectiveness and availability of vaccines and boosters, and actions taken by public health organizations and governmental authorities. We will continue to monitor these conditions and remain flexible, evolving our business and processes as appropriate.

Components of Operating Results

We expect to incur significant operating costs and expenses that will impact our future profitability, including R&D expenses as we develop and introduce new vehicles and services and improve our existing vehicles and services, capital expenditures in the expansion of our manufacturing footprint and operations, additional operating costs and expenses for production ramp-up, raw material procurement costs, general and administrative expenses as we scale our operations, and selling and distribution expenses as we market our vehicles and services. In addition, we may incur significant costs in connection with our services once we deliver our vehicles, including servicing and warranty costs. Our ability to become profitable in the future will not only depend on our ability to successfully market and sell our vehicles and services, but also to appropriately control costs and realize economies of scale.

Revenues and Cost of revenues

We are a development stage company and have not generated material revenue to date. Vehicle production and deliveries began in September 2021. As we expand production and commercialization of vehicles, we expect the majority of our revenue will be initially derived from sales of consumer and commercial vehicles, accessories, and regulatory credits. We expect the majority of our costs of revenues will initially be driven by labor, overhead, logistics, and direct material expenses related to the production of consumer and commercial vehicles and accessories, as well as costs incurred in excess of the NRV of certain inventory. In the fourth quarter of 2021, we expect to recognize a non-cash stock-based compensation charge and to thereafter recognize recurring non-cash stock-based compensation charges.

Operating expenses

Research and development

Our R&D expenses consist primarily of expenses incurred for the development of our vehicles and related technologies. These expenses include:

• personnel expenses for teams in engineering and research;

• prototyping expenses;

• consulting and contractor expenses;

• amortized equipment expenses; and

• allocation of indirect expenses.

We expense R&D costs as incurred. We expect our R&D expenses to increase in the foreseeable future as we continue to develop vehicle platforms, next generation EVs, and other technologies. Additionally, in the fourth quarter of 2021 we expect to recognize a significant non-cash stock-based compensation charge and to recognize recurring non-cash stock-based compensation charges thereafter. We had not recognized any stock-based compensation expense as of September 30, 2021 as the related performance-based vesting conditions were not deemed probable until they occur (i.e., a Change in Control or an Initial Public Offering, each as defined in our 2015 Stock Plan).

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of personnel related expenses for employees in our sales, service, facilities, corporate, executive, finance, and other administrative functions as well as outside professional services, including legal, accounting, and audit services. Personnel related expenses consist of salaries and wages, benefits, and employment taxes. SG&A expenses also include allocated facilities expenses such as rent and depreciation, and other general corporate expenses such as travel and recruiting expenses.

We expect our SG&A expenses to increase for the foreseeable future as we continue to scale as a company, build out our service and sales operations, and produce our planned future vehicle platforms and programs. We also expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with rules and regulations of the SEC and of applicable national securities exchanges as well as legal, audit, investor relations, insurance, and other administrative and professional services expenses. Additionally, similar to R&D expenses, in the fourth quarter of 2021 we expect to recognize a significant non-cash stock-based compensation charge and to recognize recurring non-cash stock-based compensation charges thereafter.

Following the completion of our IPO, we funded our social welfare organization, Forever by Rivian, Inc., in part, with 8,244,312 shares of our Class A common stock, representing 1% of our outstanding capital stock on a fully diluted basis immediately prior to the completion our IPO. As a result of this donation, at the IPO price of $78.00 per share of Class A common stock, we will recognize a one-time, non-cash expense of approximately $643 million in connection with the donation. See Note 14 to our interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 included elsewhere in this Form 10-Q.

Other (expense) income, net

Other (expense) income, net consists primarily of interest expense associated with our debt financing arrangements, amortization of debt discounts and issuance costs, and interest income earned on investments.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we do business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations

The following tables set forth our consolidated results of operations in dollars for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
	(in millions) (unaudited)		(in millions) (unaudited)
Revenues	$—	$1	$—	$1
Cost of revenues	—	83	—	83
Gross profit	—	(82)	—	(82)
Operating expenses
Research and development	$220	$441	$511	$1,124
Selling, general, and administrative	68	253	157	560
Total operating expenses	288	694	668	1,684
Loss from operations	(288)	(776)	(668)	(1,766)
Other (expense) income, net
Interest income	1	1	9	2
Interest expense	(2)	(1)	(6)	(7)
Loss on convertible notes, net	—	(458)	—	(458)
Other (expense) income, net	1	1	—	2
Loss before provision for income taxes	(288)	(1,233)	(665)	(2,227)
Provision for income taxes	—	—	—	—
Net loss	$(288)	$(1,233)	$(665)	$(2,227)

Comparison of the three and nine months ended September 30, 2020 and 2021

Revenues

	Three months ended September 30,				Nine months ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(in millions) (unaudited)				(in millions) (unaudited)
Revenues	$—	$1	$1	100%	$—	$1	$1	100%

Revenues increased by approximately $1 million for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. This increase was achieved through our first customer deliveries of 11 R1Ts.

Cost of revenues and Gross profit

	Three months ended September 30,				Nine months ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(in millions) (unaudited)				(in millions) (unaudited)
Cost of revenues	$—	$83	$83	100%	$—	$83	$83	100%
Gross profit	$—	$(82)	$(82)	100%	$—	$(82)	$(82)	100%

Cost of revenues increased by $83 million for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, as a result of the manufacture and sale of our first production vehicles.

We generated negative gross profit of $(82) million for the three and nine month periods ended September 30, 2021. This increase was driven by significant labor and overhead costs for the Normal Factory, reflecting our factory’s large-scale capabilities; however, as we recently started to ramp vehicle production at the site, the facility produced limited quantities of vehicles in these periods. In the near-term, we expect this dynamic of vehicle production being significantly less than our manufacturing capacity will continue to have a negative impact on gross profit. Additionally, we recorded an LCNRV adjustment of $31 million for the three and nine months ended September 30, 2021 to write-down the value of certain inventory to the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale). We expect LCNRV charges to negatively impact upcoming quarters in the near-term.

Research and development

	Three months ended September 30,				Nine months ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(in millions) (unaudited)				(in millions) (unaudited)
Research and development	$220	$441	$221	100%	$511	$1,124	$613	120%

R&D expenses increased by $221 million, or 100%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily due to a $93 million increase in payroll and related expenses, and a $77 million increase in engineering, design, and development expenses related to prototype materials and supplier R&D.

R&D expenses increased by $613 million, or 120%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily due to a $280 million increase in engineering, design, and development expenses related to prototype materials and supplier R&D, and a $211 million increase in payroll and related expenses.

The primary drivers for the higher year over year expenses for all periods shown were our increased efforts related to our R1T and R1S vehicle programs, our EDV program, and other advanced product development activities.

Selling, general, and administrative

	Three months ended September 30,				Nine months ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(in millions) (unaudited)				(in millions) (unaudited)
Selling, general, and administrative	$68	$253	$185	272%	$157	$560	$403	257%

SG&A expenses increased by $185 million, or 272% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an $83 million increase in payroll and related expenses, a $21 million increase in facilities and other occupancy costs driven by office location expansions, an $18 million increase in professional and outsourced services fees, and increases in other operating expenses.

SG&A expenses increased by $403 million, or 257%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily due to a $179 million increase in payroll and related expenses, a $52 million increase in facilities and other occupancy costs driven by office location expansions, a $48 million increase in professional and outsourced services fees, and increases in other operating expenses.

The primary drivers for the higher year over year expenses for all periods shown were our efforts to further scale our sales and service operations, commercial office locations and customer facing facilities, as well as other corporate functions to support our future business growth.

Other (expense) income, net

	Three months ended September 30,				Nine months ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(in millions) (unaudited)				(in millions) (unaudited)
Interest income	$1	$1	$—	—%	$9	$2	$(7)	(78)%
Interest expense	(2)	(1)	(1)	(50)%	(6)	(7)	1	17%
Loss on convertible notes, net	—	(458)	458	NM	—	(458)	458	NM
Other (expense) income, net	1	1	—	NM	—	2	2	NM

Interest income was essentially flat for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Interest income decreased by $7 million, or (78)%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This decrease was primarily due to lower market rates partially offset by a higher average cash and cash equivalents balance.

Interest expense was essentially flat for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020.

Loss on convertible notes, net for the three and nine months ended September 30, 2021 resulted from the issuance and subsequent mark-to-market valuation of the 2021 Convertible Notes.

Provision for income taxes

	Three months ended September 30,				Nine months ended September 30,
	2020	2021	$ Change	% Change	2020	2021	$ Change	% Change
	(in millions) (unaudited)				(in millions) (unaudited)
Provision for income taxes	$—	$—	$—	NM	$—	$—	$—	NM

As of September 30, 2020 and 2021, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of December 31, 2020 and September 30, 2021, we had cash and cash equivalents of $3.0 billion and $5.2 billion, respectively.

In January 2021, we entered into a Series F Preferred Stock Purchase Agreement pursuant to which we issued 71,913,170 shares of Series F contingently redeemable convertible preferred stock to a group of investors at a price of $36.85 per share for total gross proceeds of $2.7 billion.

In February 2021, we paid all outstanding amounts under the Term Facility Agreement.

In May 2021, Rivian Holdings, LLC, Rivian, LLC, and Rivian Automotive, LLC (collectively, the “Borrower”) entered into the ABL Facility with J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Facility will mature on May 20, 2025. As of September 30, 2021, we had $550 million of unused committed amounts under the ABL Facility. The ABL Facility contains certain affirmative and negative covenants and conditions to borrowing or taking other actions that restrict certain of our subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. As of September 30, 2021, the Borrower was in compliance with the ABL Facility. See “Description of Certain Indebtedness” in the Prospectus for more information regarding the ABL Facility.

In July 2021, we issued the 2021 Convertible Notes at $2.5 billion aggregate principal amount. The 2021 Convertible Notes mature on July 23, 2026 and accrue interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%) after June 30, 2022. Upon the closing of our IPO, the 2021 Convertible Notes automatically converted into shares of our Class A common stock at a conversion price equal to $66.30 per share.

In October 2021, Rivian Holdings, LLC, Rivian, LLC, and Rivian Automotive, LLC (collectively, the “2026 Note Issuers”) issued $1.25 billion aggregate principal amount of senior secured floating rate notes due 2026 (the “2026 Notes”) pursuant to an indenture between the 2026 Note Issuers, Rivian Insurance Services, LLC and Rivian Michigan, LLC as initial guarantors (together with such guarantors from time to time party thereto, the “Guarantors”), and Wilmington Trust, National Association, as trustee (“Trustee”) and collateral agent (“Collateral Agent”). The 2026 Notes have a maturity of five years from the date of their original issuance. The 2026 Notes Indenture requires that the 2026 Note Issuers and their restricted subsidiaries, including the Guarantors, comply with a number of customary covenants (including restrictions on incurrence of indebtedness, liens, the making of restricted payments, and dispositions), in each case substantially similar to the corresponding covenants under the ABL Facility as described above. In addition, the 2026 Notes Indenture contains a minimum liquidity covenant (but no other financial covenants) requiring the 2026 Note Issuers to maintain no less than $1.0 billion of liquidity, which liquidity covenant will fall away upon meeting a fixed charge coverage ratio of greater than 1.0 to 1.0 for two consecutive fiscal quarters. See “Description of Certain Indebtedness” in the Prospectus for more information regarding the 2026 Notes.

In November 2021, we completed our underwritten IPO of 175,950,000 shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase from us an additional 22,950,000 shares of Class A common stock. The net proceeds to us from the IPO were $13.5 billion.

We have generated significant losses from our operations as reflected in our accumulated deficit of $1.7 billion and $3.9 billion as of December 31, 2020 and September 30, 2021, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to making significant investments in capital over the next several years to support our continued commercialization and growth objectives, as we strategically invest in infrastructure, including additional manufacturing capacity, battery cell production, service operations, charging networks, experience spaces, and software development.

As of December 31, 2020 and September 30, 2021, our non-cancellable commitments, as disclosed below in “—Contractual Obligations and Other Commitments” and in the Prospectus, do not include any commitments related to these capital expenditures as we do not have any related material commitments that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase for both infrastructure and workforce-related costs as we ramp vehicle production and continue to invest in R&D activities.

We believe our existing cash and cash equivalent balances and amounts available for borrowing under the ABL Facility, together with the proceeds from our IPO, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on R&D efforts and other growth initiatives, the expansion of manufacturing activities, the timing of new products and services introductions, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that these future investments will require significant external debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

	Nine Months Ended September 30,
	2020	2021
	(in millions) (unaudited)
Net cash used in operating activities	$(580)	$(1,536)
Net cash used in investing activities	(604)	(1,338)
Net cash provided by financing activities	2,500	5,068

Operating Activities
Cash used in operating activities during the nine months ended September 30, 2021 of $1.5 billion was primarily driven by net losses, excluding non-cash expenses and gains of $0.6 billion. Such net losses for the nine months ended September 30, 2020 increased approximately $1.0 billion year-over-year. This year over year increase was driven by higher cash investments to support the growth of the business, especially in R&D related to the progress of our vehicle programs (such as prototype expenses), and to a lesser extent, various SG&A activities related to scaling our operations (such as payroll).

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2021 of $1.3 billion was primarily driven by capital expenditures related to the build-out of our Normal Factory. Cash used in investing activities during the nine months ended September 30, 2020 of $604 million was primarily driven by capital expenditures related to the build-out of our Normal Factory.

Financing Activities

Cash provided from financing activities during the nine months ended September 30, 2021 of $5.1 billion was related to proceeds from the issuance of shares of Series F Preferred Stock of $2.7 billion and $2.5 billion in net proceeds from the issuance of the 2021 Convertible Notes. Cash provided from financing activities during the nine months ended September 30, 2020 of $2.5 billion was related to proceeds from the issuance of shares of Series E Preferred Stock.

Contractual Obligations and Other Commitments

As of September 30, 2021, there were no material changes outside the ordinary course of business to our contractual obligations, as disclosed in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or special purpose entities.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported. We base these estimates on historical experience and on various other assumptions we believe are appropriate and reasonable under the circumstances and apply judgement on the outcomes as the basis for amounts reported. Because of the inherent uncertainties involved in making such estimates, actual results may differ, and such differences may be material.

Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" in the Prospectus. There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2021 as compared to those disclosed in the Prospectus. For further information on all of our significant accounting policies, see Note 2 to our consolidated financial statements for the years ended December 31, 2019 and December 31, 2020 included in the Prospectus.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2019 and December 31, 2020 included in the Prospectus for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”) allows emerging growth companies to use the extended transition period for complying with new or revised accounting standards. As a result of our election to use the extended transition period, our consolidated financial statements for the years ended December 31, 2019 and December 31, 2020 included in the Prospectus, as well as our interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, may not be comparable to companies that comply with public company effective dates. We ceased to be an “emerging growth company,” as defined in the JOBS Act, as of October 8, 2021 due to our issuance, in a three-year period, of more than $1.0 billion in non-convertible debt securities. As a result, we will not apply the extended transition period for new or revised accounting standards beginning with our consolidated financial statements for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Counterparty Credit Risk

Financial instruments that potentially subject us to concentration of counterparty credit risk consist of cash and cash equivalents, deposits, and loans. We are exposed to credit risk to the extent that our cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. We place cash and cash equivalents with financial institutions that management believes are of high credit quality. The degree of counterparty credit risk will vary based on many factors including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees the credit risk management function related to investments.

Supply Risk

We are subject to risks related to our dependence on suppliers, the majority of which are single source providers of parts or components for our products. Any inability of our suppliers to deliver necessary product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to us could have a material and adverse impact on our business, growth prospects, and financial and operating results.

Our Normal Factory is operational, and we are continuing to invest in the facility. We commenced production of the R1T and R1S in September and December 2021, respectively, and expect to soon start commercial production of the EDV, and, as we do so, our ability to continue to ramp and sustain our production depends, among other things, on the readiness and solvency of our suppliers and vendors through all macroeconomic factors, including factors resulting from the COVID-19 pandemic.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs or overhead costs may adversely affect our business, financial condition, and operating costs if our costs become subject to significant inflationary pressures, and we are not able to fully offset such higher costs through price increases.

Interest Rate Risk

Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market instruments and U.S. government securities. We do not enter into investments for trading or speculative purposes. However, our investments are exposed to market risk due to fluctuations in interest rates. This may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in the Prospectus, we previously identified material weaknesses in our internal control over financial reporting related to controls to address segregation of duties across financially relevant functions and information technology general controls over tools and applications used in financial reporting. We have concluded that these material weaknesses exist because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a misstatement to our financial statements.

Remediation Plans

We have taken and will continue to take action to remediate these material weaknesses, including:
•implementation of processes and controls to better identify and manage segregation of duties risks;
•implementation of IT general controls to manage access and program changes within our IT environment; and
•continued hiring of additional accounting and finance resources with public company experience and to better allow for segregation of conflicting duties.

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their effectiveness. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are involved in, or may in the future be involved in, legal proceedings, claims or government investigations in the ordinary course of business relating to, among other things, commercial matters and contracts, intellectual property, labor and employment, discrimination, false or misleading advertising, regulatory matters, competition, pricing, tax, consumer rights/protection, torts/personal injury, property rights, data privacy/data protection, and securities. See Note 12 “Commitments and Contingencies” to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
These matters also include the following:
•On July 17, 2020, Tesla, Inc. (“Tesla”) filed suit against Rivian Automotive, Inc., Rivian Automotive, LLC and a number of former Tesla/current Rivian group employees in California Superior Court, Santa Clara County. The current operative pleading, the Fourth Amended Complaint filed on September 28, 2021, alleges claims for trade secret misappropriation against Rivian and various individual defendants, as well as breach of contract and California Computer Data Access and Fraud Act claims against the individual defendants (but not against Rivian). Tesla alleges that the individual defendants took confidential and trade secret documents and information at Rivian’s direction when they left Tesla’s employ to join Rivian, including recruitment and personnel information, sales data, service data, manufacturing information, new market expansion information, and documents and code relating to battery technology. Tesla also alleges that by doing so, the individual defendants breached their non-disclosure and other agreements with Tesla. We believe Tesla’s claims are meritless and intend to vigorously defend against this lawsuit.
•On March 25, 2021, the Illinois Automobile Dealers Association, the Chicago Automobile Trade Association, the Peoria Metro New Car Dealers Association, the Illinois Motorcycle Dealers Association and over two hundred individual franchised motor vehicle dealers located throughout the state of Illinois filed suit against Rivian Automotive, Inc., Rivian Automotive, LLC, Rivian, LLC, Lucid USA, the Office of the Illinois Secretary of State and Jesse White, in his official capacity as the Illinois Secretary of State in Cook County (Illinois) Circuit Court. The current operative pleading, the First Amended Complaint seeks an Injunction against Rivian and Lucid, a Writ of Mandamus directed at the Secretary of State, and a Declaratory Judgment that the Illinois Vehicle Code and/or the Illinois Motor Vehicle Franchise Act preclude manufacturers from the direct sale of new motor vehicles to consumers in Illinois. We intend to vigorously defend against this lawsuit.
While it is not possible to predict the outcomes of these matters with certainty, based on our current knowledge we believe that the final outcomes of these pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations or financial condition.
Notwithstanding, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors.
For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see Part II, Item 1A “Risk Factors” and specifically, the sections titled “We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability and increase our costs of doing business” and “We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.”

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully read and consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q and our audited consolidated financial statements and related notes as disclosed in the Prospectus. The risks and uncertainties described in these documents may not be the only ones we face. Additional risks and uncertainties not presently know to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The factors discussed in these documents, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Related to Our Business

We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $1.0 billion for the year ended December 31, 2020 and $2.2 billion for the nine months ended September 30, 2021. We believe that we will continue to incur operating and net losses in the future while we grow, including following our initial generation of revenues from the sale of our vehicles, which began with the R1T in September 2021 and the R1S in December 2021, to be followed by the EDV planned for late December 2021, but which may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our vehicles and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, including the introduction of lower-priced vehicles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our consumer vehicles, such as the R1T and R1S, our commercial fleet vehicles, such as the EDV, and our services, which may not occur.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated material revenue from sales of our vehicles or other products and services to date. As we attempt to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of the EDV and our other commercial products, will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring our other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition, and the pace and extent of vehicle electrification generally, will impact demand for the R1T, R1S, EDV, and our other commercial products, and ultimately our success.

Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven.

Our business depends in large part on our ability to develop, manufacture, market, and sell our vehicles. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to a number of reasons. The cascading impacts of the COVID-19 pandemic have impacted our business and operations from facility construction to equipment installation to vehicle component supply.

We released our first consumer vehicle, the R1T, in September 2021 and launched the R1S in December 2021 and, in conjunction with the launch of future commercial products, may need to manufacture our vehicles in increasingly higher volumes than our present production capabilities at the Normal Factory. We have no experience as an organization in high volume manufacturing of EVs, and we do not expect to reach a vehicle production rate, which, when annualized, would result in us using 100% of the facility’s current installed capacity of up to 150,000 vehicles until late 2023. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products are and will be subject to risks, including with respect to:

• our ability to secure necessary funding;
• our ability to negotiate and execute definitive agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software, or services necessary to engineer or manufacture parts or components of our vehicles;
•securing necessary components, services, or licenses on acceptable terms and in a timely manner;
•delays by us in delivering final component designs to our suppliers;
•our ability to accurately manufacture vehicles within specified design tolerances;
•quality controls, including within our manufacturing operations, that prove to be ineffective or inefficient;
•defects in design and/or manufacture that cause our vehicles not to perform as expected or that require repair, field actions, including product recalls, and design changes;
•delays, disruptions or increased costs in our supply chain, including raw material supplies;
•other delays, backlog in manufacturing and research and development of new models, and cost overruns;
•obtaining required regulatory approvals and certifications;
•compliance with environmental, safety, and similar regulations; and
•our ability to attract, recruit, hire, retain, and train skilled employees.

We do not expect to make initial deliveries of the EDV until late December 2021. Our ability to develop, manufacture, and obtain required regulatory approvals for vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven. Our vehicles may not meet customer expectations and may not be commercially viable.

Historically, automobile customers have expected car manufacturers to periodically introduce new and improved vehicle models. In order to meet these expectations, we may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing, and selling our vehicles and therefore cannot assure you that we will be able to meet customer expectations.

Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate or none at all, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

To date, we have generated minimal revenue from the initial sales of our R1 vehicles and have not generated any revenue from the sales of our other vehicles. Our future success depends on us commencing commercial sales and attracting a large number of customers for our vehicles. In the near-term, however, we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 20.2% of our voting power as of September 30, 2021, after giving effect to the Transactions but prior to the issuance of Class A common stock in our IPO, or 16.9% after giving effect to our IPO.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. We also have agreed under the EDV Agreement that until the fourth anniversary of when Logistics first receives EDVs (the “Initial Delivery Date”), whether or not Logistics purchases any EDVs from us, we will exclusively provide last mile delivery vehicles to Amazon, and from the fourth anniversary to the sixth anniversary of the Initial Delivery Date, Amazon will have a right of first refusal to purchase last mile delivery vehicles that we produce. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations.

While the EDV Agreement provides that we will be reimbursed for certain development costs, it does not include any minimum purchase requirements or otherwise restrict Logistics from developing vehicles or collaborating with, or purchasing similar vehicles from, third parties. The EDV Agreement may be terminated by either party with or without cause, subject to compliance with certain termination provisions. If we fail to adequately perform under the EDV Agreement, if fewer EDVs are purchased than we anticipate, or if either party terminates the EDV Agreement for any reason, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we will provide to our customers. As of December 15, 2021, we had accepted preorders for approximately 71,000 R1 vehicles in the United States and Canada. Preorders are not commitments to purchase our R1T or R1S and are subject to cancellation by customers. If our existing preorder and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Further, our future success will also depend in part on securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. To date, we have limited experience selling our EVs and we may not be successful in attracting and retaining a large number of consumer and commercial customers. If, for any of these reasons, we are not able to attract and maintain consumer and commercial customers, our business, prospects, financial condition, results of operations, and cash flows would be materially harmed.

We face significant challenges as a new entrant into the automotive industry.

We have a short operating history in the automobile industry, which is continuously evolving. We have no experience as an organization in high volume manufacturing of EVs. We cannot assure you that we will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design, and production standards, as well as the production volumes, required to successfully mass produce the R1T, R1S, EDV, and future vehicles.

We also believe that our service offerings, including consumer confidence in our ability to provide and expand our charging solutions, as well as our ability to honor our obligations under our services packages and consumer and commercial subscriptions will be key factors in marketing our vehicles. As a result, consumers will be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for sales with both EV manufacturers and traditional automotive companies. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. Under the EDV Agreement, we have granted Amazon certain exclusivity and first refusal rights which will initially restrict our ability to contract with other commercial customers. See “—We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate or none at all, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.” In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, may deter Amazon’s competitors or other third parties from contracting with us. Further, as a result of new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may be unable to adequately control the capital expenditures and costs associated with our business and operations.

We have required significant capital to develop and grow our business, including developing our first vehicles to be manufactured at volume, the R1T and R1S, as well as building our brand. We expect to make additional capital expenditures and incur substantial costs as we prepare to commercially launch sales of our vehicles and grow our business, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, costs in connection with expanding our charging networks, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles but also to control our capital expenditures and costs. As we expand our product portfolio, including the introduction of lower-priced vehicles, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles.

We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. For example, COVID-19, including associated variants, has caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we have adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in higher costs. In addition, our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality battery cells. These risks include:

•the inability or unwillingness of battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of battery cells (including the applicable chemistries) required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;
•disruption in the supply of battery cells due to quality issues or recalls by the battery cell manufacturers; and
•an increase in the cost, or decrease in the available supply of raw materials used in battery cells, such as lithium, nickel, and cobalt.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our vehicles. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

Semiconductor chips are a vital input component to the electrical architecture of our consumer and commercial vehicles, controlling wide aspects of the vehicles’ operations. Many of the key semiconductor chips used in our vehicles come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our vehicles. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are still in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021. As a result, our ability to source semiconductor chips used in our vehicles has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.

We may experience significant delays in the design, manufacture, financing, regulatory approval, launch, and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market, and sell our vehicles. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to a number of reasons. Although we have not experienced any material increase in cancellations of customer pre-orders to date, any further delay in the financing, design, manufacture, regulatory approval, launch, or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause liquidity constraints. Vehicle manufacturers often experience delays in the design, manufacture, and commercial release of new products. To the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. Furthermore, we rely on third-party suppliers for the provision and development of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components we could experience delays in delivering on our timelines. See “—We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles.”

We have no experience to date in high volume manufacturing of our vehicles. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or in satisfaction of the requirements of customers.

Furthermore, prior to mass production of the R1T, R1S, and our commercial products, we will need the vehicles to be fully designed and engineered and be approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies we intend to launch our vehicles. If we encounter delays in any of these matters, we may consequently delay our deliveries of our vehicles and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer.

We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer. Dr. Scaringe is a significant influence on and driver of our business plan. If Dr. Scaringe were to discontinue his service due to death, disability or any other reason, or if his reputation is adversely impacted by personal actions or omissions or other events within or outside his control, we would be significantly disadvantaged.

In addition, we expect that Dr. Scaringe will serve on the board of directors of Forever by Rivian, Inc., a 501(c)(4) social welfare organization, and the Rivian Foundation, a 501(c)(3) non-operating private foundation. His position as a director of the Rivian Foundation and Forever by Rivian, Inc. may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a member of the board of directors of the Rivian Foundation and Forever by Rivian, Inc., which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the output and production of our vehicles. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If our suppliers become unable to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, it may be difficult to find replacement components. Additionally, our products contain thousands of parts that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from our single manufacturing facility in Normal, Illinois, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all. Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes, and loss of access to important technology and tools for producing and supporting our products and services.

In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we would be required to take measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we would be required to find an alternative component, which could increase our costs and cause vehicle production delays. Additionally, we may become subject to costly litigation surrounding the component.

If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, we may be exposed to fluctuations in prices of components, materials, and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials, and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our long-term results depend upon our ability to successfully introduce and market new products and services, which may expose us to new and increased challenges and risks.

Our growth strategy depends, in part, on our ability to successfully introduce and market new products and services, such as financing, insurance, vehicle services, charging solutions, vehicle resale, as well as membership and software services for consumer customers and fleet management for commercial customers. If we experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business.

As we introduce new products and services or refine, improve or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products or services will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

To date, we have no sustained experience servicing or repairing our vehicles in the field or providing financing or insurance services for our vehicles. Such lack of sustained experience as well as our lack of significant, relevant user data relating to these new offerings may make it more difficult for us to anticipate user demand and preferences. We may misjudge user demand and the potential profitability of a new product or service.

If we are unable to successfully introduce, integrate, and market new products and services, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell (or lease) our vehicles successfully.

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities and experience centers, and implementing administrative infrastructure, systems, and processes. For example, we currently plan to expand our manufacturing and supply chain operations into international markets, and we are planning to build a second manufacturing plant in Georgia beginning in the summer of 2022. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

•attracting and hiring skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future, including our planned second manufacturing plant;
•constructing and operationalizing our planned second manufacturing plant before our Normal Factory has reached full capacity;
•managing a larger organization with a great number of employees in different divisions and geographies;
•training and integrating new employees into our operations to meet the growing demands of our business;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, manufacturing, sales, charging and service facilities;
•managing regulatory requirements and permits, labor issues and controlling costs in connection with the construction of additional facilities or the expansion of existing facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•addressing any new markets and potentially unforeseen challenges as they arise.

Furthermore, we have no experience to date in high volume manufacturing of our vehicles and we cannot assure that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design, and production standards, as well as the production volumes, required to successfully market our vehicles as our operations expand. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, prospects, financial condition, results of operations, and cash flows.

Our business and prospects heavily depend on our ability to develop, maintain, and strengthen the Rivian brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the Rivian brand will depend heavily on our ability to provide high quality EVs and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining, and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union (“EU”), and China, have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Rivian brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

In addition, from time to time, our vehicles may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles.

Our passion and focus on delivering a high-quality and engaging Rivian experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Rivian experience with a focus on driving long-term customer engagement through innovative, technologically advanced vehicles and services, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Rivian experience, which we believe will improve our financial results over the long-term. In the near-term, we will focus significant resources on research and development and sales and marketing to deliver the Rivian experience to our customers, which could impact our short-term financial results. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our customer growth, and our business, prospects, financial condition, results of operations, and cash flows could be harmed.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

We plan to sell, finance, and lease our vehicles directly to customers rather than through franchised dealerships, primarily through Rivian customer experience and services centers, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions, and digital customer experiences via our online platform. This model of vehicle distribution is relatively new, different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have no experience in selling or leasing vehicles and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies.

Implementing our direct sales and leasing model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges. Further, there are substantial automotive franchise laws in place in many geographies around the world and we might be exposed to significant franchise dealer litigation risks.

If our direct sales and leasing model does not develop as expected or develops more slowly than expected, we may be required to modify or abandon our sales and leasing model, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, in October 2021 we experienced a small fire in connection with a thermal runaway event in our battery module line at the Normal Factory. The event was quickly contained, resulted in no injuries or equipment damage, and did not result in production delays as the battery module line was back in service the following morning. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our vehicles rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our vehicles rely on software and hardware that is highly technical and complex and may require modification and updates over the life of the vehicles. In addition, our vehicles depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

Additionally, if we deploy updates to the software (whether to address issues, deliver new features or make desired modifications) and our over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software, the software within our customers’ vehicles will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

There are complex software and technology systems that need to be developed by us and in coordination with vendors and suppliers to reach production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated.

Our vehicles and operations will use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers to reach production for our vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may harm our competitive position.
We rely on third-party suppliers to develop a number of emerging technologies for use in our products, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our third-party suppliers, we could experience delays in delivering on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may not realize the benefits of our charging networks, including Rivian Adventure Network Direct Current fast charging sites and Rivian Waypoints.

We continue to deploy our RAN DC fast charging sites (“DCFCs”) and Rivian Waypoints, which are networks of charging stations in the United States designed to provide charging capability to owners of our vehicles. We have initially focused our efforts on strategically deploying our charging stations in those regions with the highest concentration of customer preorders, major interstates as well as targeted destination areas. We intend to expand the charging networks throughout the United States and eventually in other countries, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining, and operating the networks. Although the RAN DCFCs and Rivian Waypoints are intended to address customer concerns regarding long distance travel, as well as enable our customers’ adventures through the strategic placement of charging stations in destination areas, these networks may not result in increased preorders or sales of our vehicles. If we do not realize the benefits of our charging networks, our brand and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

If there is inadequate access to charging stations, our business will be materially and adversely affected.

Demand for our vehicles will depend in part upon the availability of a charging infrastructure. We market our ability to provide our customers with comprehensive charging solutions, including our networks of charging stations, the RAN DCFCs and Rivian Waypoints, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. We have very limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges, which include:

•the logistics, including any delays or disruptions, of rolling out and supporting our RAN DCFCs and Rivian Waypoints and teams in appropriate areas;
•successful integration with existing third-party charging networks;
•inadequate capacity or over capacity in certain areas, security risks or risk of damage to vehicles, charging equipment or real or personal property;
•access to sufficient charging infrastructure;
•obtaining any required permits, land use rights and filings;
•the potential for lack of customer acceptance of our charging solutions; and
•the risk that government support for EV and alternative fuel solutions and infrastructure may not continue.

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure. Although we intend to expand our charging networks throughout the United States and eventually in other countries to address customer concerns, we may also be unable to expand RAN DCFCs and/or Rivian Waypoints as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for EVs, including ours. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

Our vehicles will make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within our vehicles will make use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, prospects, financial condition, results of operations, and cash flows.

As the scale of our vehicle production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facility. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation, and write-off costs, which may harm our business, prospects, financial condition, results of operations, and cash flows.

We have minimal experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We have minimal experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we are planning to internalize most aspects of vehicle service over time, initially we plan to partner with third parties to enable nationwide coverage for roadside and off-road assistance and collision repair needs. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.

In addition, a number of states currently impose limitations on the ability of manufacturers to directly service vehicles. The application of these state laws to our operations would hinder or impede our ability to provide services for our vehicles from a location in every state. As a result, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our business, prospects, financial condition, results of operations, and cash flows.

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect our business, prospects, financial condition, results of operations, and cash flows. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

Preorders for our vehicles are cancellable and fully refundable.

Deliveries of the R1T and R1S began in September and December 2021, respectively. As a result, we offer waitlist preorders for consumers with a cancellable and fully refundable deposit of $1,000. Deposits paid to preorder the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles.

The potentially long wait from the time a preorder is made until the time the vehicle is delivered, and any delays beyond expected wait times, could also impact consumer decisions on whether to ultimately make a purchase. Any cancellations could harm our business, prospects, financial condition, results of operations, and cash flows.

The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles or increase our operating costs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine (“ICE”) or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. Additionally, the introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We will be subject to risks associated with autonomous driving technology.

Our vehicles are being designed with connectivity for an autonomous hardware suite and will offer some autonomous functionality. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on driver interactions, and drivers may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny, and further regulation. Moreover, any incidents related to autonomous driving systems of our competitors could adversely affect the perceived safety and adoption of our vehicles and autonomous driving technology more broadly. Any of the foregoing could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Autonomous driving technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which are beyond our control. Our vehicles also may not achieve the requisite level of autonomy required for certification and rollout to consumers or satisfy changing regulatory requirements which would require us to redesign, modify, or update our autonomous hardware and related software systems.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, EVs.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt EVs, and even if EVs become more mainstream, consumers choosing us over other electric vehicle manufacturers. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In addition, the demand for our vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically EVs, include:

•perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs, whether or not such vehicles are produced by us or other manufacturers;
•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including electric vehicle systems;
•range anxiety, including the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•the availability of new energy vehicles;
•the availability of service and charging stations for EVs;
•the costs and challenges of installing home charging equipment, including for multi-family, rental, and densely populated urban housing;
•the environmental consciousness of consumers, and their adoption of EVs;
•the occurrence of negative incidents, or perception that negative incidents have occurred, with respect to our or our competitors’ EVs resulting in adverse publicity and harm to consumer perceptions in EVs generally;
•the higher initial upfront purchase price of EVs, despite lower cost of ongoing operating and maintenance costs, compared to internal combustion engines vehicles;
•perceptions about and the actual cost of alternative fuel;
•regulatory, legislative and political changes; and
•macroeconomic factors.

We will also depend upon the adoption of EVs by operators of commercial vehicle fleets for future growth, and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial EVs is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using EVs in their businesses. This process has been slow to date. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower “total cost of ownership” of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs (or commercial EVs generally), including the factors set forth above, as well as:

•corporate sustainability initiatives;

•the availability of tax and other governmental incentives to purchase and operate EVs and future regulations requiring increased use of nonpolluting vehicles;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; and
•the quality and availability of service for the vehicle, including the availability of replacement parts.

The demand for EVs depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our vehicles, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We believe that much of the present and projected demand for EVs results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified our regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for EVs could be reduced, and our business, prospects, financial condition, results of operations, and cash flows may be harmed.

Gasoline and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for EVs may decrease, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our vehicles in particular. Additionally, federal, state and local laws may impose additional barriers to electric vehicle adoption, including additional costs. For example, many states have enacted laws imposing additional registration fees for certain hybrid and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our business, prospects, financial condition, results of operations, and cash flows could be harmed.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we may apply or on which we may rely. As a result, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We may apply for federal and state grants, loans, and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel, and EVs and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, we earn tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), greenhouse gas (“GHG”), fuel economy, renewable energy and clean fuel. For example, the federal Corporate Average Fuel Economy (“CAFE”), GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time. In 2020, the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. With the change in Administration, changes to the SAFE Vehicles rule have been proposed, including more stringent standards than under the SAFE Vehicles rule and reinstatement of California’s ability to establish its own standards with other states able to follow California. Final changes are expected by the end of 2021 or early 2022. Delay in the effective reinstatement date of California and state authority, or a failure to increase the stringency of the fuel economy and GHG standards, could eliminate or reduce the value of certain regulatory credits. As a result, uncertainty remains about the future of the federal standards and the value of credits earned under them. In addition, it is possible other states may not adopt California’s existing emission and ZEV requirements, or do so in a way that devalues such credits, and new entrants to the electric vehicle and last-mile-delivery market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and/or sell such credits and may have a negative impact on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. If interest rates rise, market rates for new vehicle financing will generally be expected to rise as well, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our financial condition and results of operations. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We will be subject to risks associated with exchange rate fluctuations, interest rate changes and credit risk.

We intend to operate in numerous markets worldwide and as such will be exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, resulting in cash flows from sales being denominated in currencies different from those of purchases or production activities.

We may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins.

In addition, although we may manage risks associated with fluctuations in currency and interest rates through financial hedging instruments, fluctuations in currency or interest rates could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Insufficient warranty reserves to cover future warranty claims could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

As our vehicles enter production, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. We expect to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, as we have only recently begun production of the R1T, we have limited operating experience with our vehicles, and therefore no experience with warranty claims for these vehicles or with estimating warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Future field actions, including product recalls, could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Any field action, including a product recall, in the future, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In the future, we or one of our suppliers may, voluntarily or involuntarily, initiate a recall if any of our vehicles or components (including our battery cells) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition, results of operations, and cash flows.

We will become subject to product liability claims, which could harm our business, prospects, financial condition, results of operations, and cash flows if we are not able to successfully defend or insure against such claims.

We will become subject to product liability claims, which could harm our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our vehicles do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited field experience of our vehicles and because we are a new entrant into the market. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have material adverse effect on our brand, business, prospects, financial condition, results of operations, and cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

Initially, and for the foreseeable future, we will depend on revenue generated from a limited number of models.

We began making initial deliveries of our first consumer vehicles, the R1T and R1S, in September and December 2021, respectively. As a result, initially, and for the foreseeable future, we will depend on revenue generated from a limited number of models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for the foreseeable future our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We will face risks associated with potential international operations, including unfavorable regulatory, political, currency, tax, and labor conditions, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales, in select markets in Europe, and eventual expansion into other international markets. We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax, and labor conditions, which could harm our business. We anticipate having international operations and subsidiaries that are subject to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have no experience to date selling or leasing and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles and require significant management attention. These risks include:

•conforming our vehicles to various international regulatory requirements where our vehicles are sold and serviced, which requirements may change over time;
•expenditures related to foreign lawsuits and liability;
•difficulty in staffing and managing foreign operations;
•difficulties establishing relationships with, or disruption in the supply chain from, international suppliers;
•difficulties attracting customers in new jurisdictions;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations, and restrictions;
•changes in diplomatic and trade relationships;
•laws and business practices favoring local companies;
•difficulties protecting or procuring intellectual property rights;
•political instability, natural disasters, war or events of terrorism, and health epidemics, such as the COVID-19 pandemic; and
•the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition, results of operations, and cash flows could be materially harmed.

Our business depends substantially on the efforts of our key employees and qualified personnel, and if they are unable to devote a sufficient amount of time and resources to our business, or if we are unable to attract and retain key employees and hire qualified management, technical, electric vehicle and software engineering personnel, our ability to compete could be harmed.

Our success depends substantially on the continued efforts of our executive officers, key employees, and qualified personnel. We believe the depth and quality of the experience of our management team in the automotive and technology industries generally, and EVs in particular, is key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business operations. As we build our brand and becomes more well known, the risk that competitors or other companies may poach our talent increases. The failure to motivate and retain these personnel could seriously harm our business and prospects.

In addition, we expect that certain of our executive officers and directors will serve on the board of directors of, and may be responsible for leading certain operations of, Forever by Rivian, Inc., a 501(c)(4) social welfare organization, and the Rivian Foundation, a 501(c)(3) non-operating private foundation. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us. Furthermore, such directors and officers may have significant duties to, and may devote a substantial amount of time serving, Forever by Rivian and the Rivian Foundation, and accordingly may limit their ability to devote a sufficient amount of attention toward their obligations to us, or to day-to-day activities of our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train, and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract, and retain them depends on our ability to provide competitive compensation and benefits. We may not be able to attract, assimilate, develop, or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, and developing the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in higher employee costs, operational restrictions and increased risk of disruption to operations. We may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected by the risks related to health epidemics, including the recent COVID-19 pandemic.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19 and associated variants. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants (some of which may be more transmissible, such as the Delta variant) has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our manufacturing plans, sales and marketing activities, business and results of operations. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing plans and sales and marketing activities, and our business, prospects, financial condition, results of operations, and cash flows.

Due to operational shutdowns of certain of our direct and indirect suppliers as a result of COVID-19 and associated variants, we experienced delays and shortages of certain parts and materials necessary for the production of our vehicles. In some cases, suppliers were delayed in providing the required parts and/or materials, whereas in other cases, suppliers were able only to fulfill our orders on a partial basis or not at all. As a result of such delays and shortages, we are continuing to adapt our internal designs and processes in an effort to remedy or mitigate impacts on our production timeline, including for the mass production of our first consumer vehicles, the R1T and R1S. Despite such efforts, we cannot be certain these will sufficiently alleviate or mitigate delays or interruptions we may experience in the future, and, to the extent our production timeline is delayed, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

Additionally, the spread of COVID-19 and associated variants has caused us to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors, and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be adversely impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects, financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact (including the availability of vaccines and the speed and extent of vaccine distribution and acceptance), how quickly and to what extent normal economic and operating activities can resume, and whether and to what extent COVID-19 or variants thereof, including the Delta variant which has become widespread in the United States, re-emerge, spread and impact us, and our suppliers after normal activities resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the COVID-19 pandemic could have a material adverse effect on the demand for our vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel preorders.

There are no comparable recent events that may provide guidance as to the effect of the spread and duration of COVID-19 (and associated variants) and pandemics in general, and, as a result, the ultimate impact of the COVID-19 pandemic or other pandemics is highly uncertain.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets for the first time. Additionally, our revenue from period to period may fluctuate due to seasonality. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Class A common stock could fall substantially, either suddenly or over time.

Our business plans require a significant amount of capital. in addition, our future capital needs will require us to sell additional equity or debt securities that will dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

Our capital expenditures will continue to be significant in the foreseeable future as we expand our business, and our level of capital expenditures will be significantly affected by consumer demand for our products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect that we will need to seek equity or debt financing in both the near- and long-term to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons will require us to sell additional equity or debt securities. The sale of additional equity or equity-linked securities would dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and covenants that potentially restrict our operations.

If we cannot raise additional funds when we need or want them, our business, prospects, financial condition, results of operations, and cash flows will be materially and adversely affected.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements, including the ABL Facility and the indenture governing the 2026 Notes, contain or will contain restrictive covenants that may limit our operating flexibility.

As of September 30, 2021, our total principal amount of outstanding indebtedness was $3.0 billion. Subsequent to September 30, 2021, we issued $1.25 billion aggregate principal amount of our 2026 Notes in October 2021. As of September 30, 2021, we had no borrowings under the ABL Facility. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

We will be required to use a portion of our future cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansions plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.

In addition, the credit agreement governing the ABL Facility contains, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the credit agreement governing the ABL Facility or future debt agreements, which may limit our operating flexibility. In addition, the ABL Facility is secured by all of our assets (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest when due under our facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to comply with the terms of our credit agreement governing the ABL Facility or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business.

Certain of our existing indebtedness is, and indebtedness we incur in the future may be, variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to increase.

Borrowings under the ABL Facility accrue interest at variable rates. As a result, interest rates on the ABL Facility or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our existing or any future variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

If our vehicle owners customize our vehicles with aftermarket products, or attempt to modify our vehicles’ charging systems, the vehicles may not operate properly, which may create negative publicity and could harm our brand and business.

Automobile enthusiasts may seek to alter our vehicles to modify their performance which could compromise vehicle safety and security systems. Also, customers may customize their vehicles with aftermarket parts that can compromise driver safety.

We do not test, nor do we endorse, such changes or products. In addition, customers may attempt to modify our vehicles’ charging systems or use improper external cabling or unsafe charging outlets that can compromise the vehicle systems or expose our customers to injury from high voltage electricity. Such unauthorized modifications could reduce the safety and security of our vehicles and any injuries resulting from such modifications could result in adverse publicity, which would negatively affect our brand and thus harm our business, prospects, financial condition, results of operations, and cash flows.

We rely on third-party vendors for certain product and service offerings, which exposes us to increased risks.

We contract with third parties to provide certain products and services to our customers, including vehicle financing and insurance. Although we carefully select our third-party vendors, we cannot control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of third-party vendors represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Certain of our principal stockholders or their affiliates are or may in the future engage in, and certain of our directors are affiliated with entities that may in the future engage in commercial transactions with us, or business activities similar to those conducted by us which may compete directly or indirectly with us, causing such stockholders or persons to have conflicts of interest.

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, Ford Motor Company (“Ford”), one of our principal stockholders, is a multinational vehicle manufacturer, and, separately, an affiliate of Amazon.com, Inc., which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. Each will continue to be able to influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our future planned commercial vehicles.

In addition, we entered into a director nomination agreement with Amazon in October 2021, under which we have agreed, subject to certain exceptions, to nominate Peter Krawiec or such other designee identified by Amazon for re-election to our board of directors at the first annual meeting of our stockholders following our IPO. Our obligations under the director nomination agreement end after the first annual meeting of our stockholders following our IPO unless terminated earlier through the mutual consent of us and Amazon. The combination of our relationships with Amazon described above could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon.

Further, employees of two of our stockholders and their affiliates serve on our board of directors and retain their positions with our principal stockholders or their affiliates. Given such relationships, and despite their fiduciary duties as directors and the rules applied by our board of directors to handle conflicts of interest, these individuals’ positions may create, or create the appearance of, conflicts of interest when they are asked to make decisions that could have different implications for such principal stockholders or their affiliates than the decisions have for us or our other stockholders or customers.

Risks Related to Information Technology, Intellectual Property, Data Security, and Privacy

Breaches in data security, failure of information security systems and privacy concerns could adversely impact our financial condition, subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.

We expect to face significant challenges with respect to information security and privacy, including in relation to the collection, storage, transmission, and sharing of information. We collect, transmit, and store confidential and personal and sensitive information of our employees and customers, including names, accounts, user IDs and passwords, vehicle information, and payment or transaction related information. We are also subject to certain laws and regulations, such as “Right to Repair” laws, that require us to provide third-party access to our network and/or vehicle systems.

Increasingly, companies are subject to a wide variety of attacks on their networks and information technology infrastructure on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our suppliers’) internal networks, vehicles, infrastructure, and cloud deployed products and the information they store and process. Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data. We and our suppliers have in the past been subject to ransomware and phishing attacks. Though we do not believe we experienced any material losses or any sensitive or material information was compromised, we were unable to determine conclusively that this was the case. We have implemented remedial measures in response to such incidents. We cannot guarantee that such measures will prevent all incidents in the future.

We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security could create system disruptions or slowdowns and provide malicious parties with access to information stored on our networks, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers.

Any actual, alleged or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged or perceived data security incident we or our suppliers suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and provide any required notifications, including to regulators and/or individuals, and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liabilities. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposes a private right of action for certain security breaches that could lead to regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) or U.K. GDPR (as defined below), this could result in fines up to €20 million or 4% of annual global turnover (whichever is higher) under the GDPR or £17.5 million or 4% of total annual global turnover in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

In addition, we may incur significant financial and operational costs to investigate, remediate and implement additional tools, devices and systems designed to prevent actual or perceived security breaches, and other security incidents, as well as costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our company, and would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We collect and process significant information about our customers and their vehicles and are subject to various privacy and consumer protection laws.

In addition to the information we collect from our customers to complete a sale or transaction, we use our vehicles’ onboard electronic systems to capture information about each vehicle’s use, such as location, charge time, battery usage, mileage, and driving behavior, among other things, to aid us in providing services including vehicle diagnostics, repair, maintenance, insurance, roadside assistance, and vehicle emergency services. We also obtain data through the external cameras and sensors incorporated into the vehicle. Further we can, via data collection and analysis, customize and optimize the driving and riding experiences of our vehicles. Our users may in the future choose not to provide this data, which may harm our business and our ability to properly maintain the vehicle. Possession and use of our customers’ driving behavior and other personal data may subject us to legislative and regulatory burdens and risks in the United States and other jurisdictions. We will be required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe, and elsewhere.

A wide variety of state, national, and international laws as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information. Evolving and changing definitions of personal data and personal information within the EU, the United Kingdom, the United States, and elsewhere, may limit or inhibit our ability to operate or expand our business. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state and foreign consumer protection laws. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which may have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU adopted the GDPR, and the State of California adopted the CCPA. Both the GDPR and the CCPA impose additional regulatory obligations regarding the handling of personal data and further provide certain individual privacy rights to persons whose data is processed.

In the United States, the CCPA became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed on November 3, 2020. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Further, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), another comprehensive state privacy law, that will also be effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which goes into effect July 1, 2023. The CCPA, CPRA, VCDPA and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

By expanding into Europe and the United Kingdom, we will also be subject to the GDPR and the United Kingdom data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “U.K. GDPR”). The GDPR, and the national implementing legislation in EU member states, and the U.K. GDPR impose stringent data protection requirements and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing data subject rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining for the first time pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit.

The GDPR/U.K. GDPR requires, among other things, that personal information only be transferred outside of the EU/United Kingdom to jurisdictions which have not received an adequacy decision from the European Commission (or equivalent U.K. authority), including the United States, if steps are taken to legitimize and safeguard those data transfers. Furthermore, in July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), which provided a mechanism for the transfer of data from the European Economic Area (“EEA”)/United Kingdom to the United States, on the grounds that the E.U.-U.S. Privacy Shield failed to offer adequate protections to EEA/United Kingdom personal information transferred to the United States. Further, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made it clear that reliance alone on the Standard Contractual Clauses may not necessarily be sufficient to protect data transferred in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021 the European Commission published a new set of modular Standard Contractual Clauses providing for an 18 month implementation period. The new Standard Contractual Clauses apply only to the transfer of data outside of the EEA and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer confirmed in May 2021 that it is working on its own set of U.K.-specific Standard Contractual Clauses and launched a public consultation period on its draft international data transfer agreement in August 2021. We are monitoring these developments, but we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

Although the European Commission adopted an adequacy decision on June 28, 2021, allowing the continued flow of personal data from Europe to the United Kingdom, this decision will expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and is subject to regular review and may be revoked if the United Kingdom diverges from its current adequate data protection laws following Brexit. As supervisory authorities continue to issue further guidance on personal information, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

By expanding into Europe and the United Kingdom, we would also be subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EU and the United Kingdom, informed consent is required for the placement of most cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision, regulators’ recent guidance and recent campaigns by a not-for-profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
Additionally, other countries outside of Europe and the United States, including countries we either operate or may in the future operate within, are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example,

Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.

Compliance with additional laws and regulations could be expensive, and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Failure to comply with applicable laws and regulations could result in regulatory enforcement actions against us. For example, our misuse of or failure to secure personal information could result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and/or result in significant liability and damage to our reputation and credibility. These possibilities, if borne out, could have a negative impact on revenues and profits. If a third party alleges that we have violated applicable data privacy laws, we could face legal claims and damages as well as reputational harm among consumers, investors, and strategic partners.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized access to or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. We may also incur significant expenses to comply with privacy, consumer protection and security standards and controls imposed by laws, regulations, industry standards, or contractual obligations.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained - or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators - could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us.

Any unauthorized control or manipulation of our vehicles’ systems could result in a loss of confidence in us and our vehicles and harm our business.

Our vehicles contain complex technology systems. For example, our vehicles are outfitted with built-in data connectivity to install periodic remote updates to improve or update the functionality of our vehicles. We have implemented cryptographic technologies to deliver updates securely from Rivian including a hardware security module to verify the integrity of vehicle software by using cryptographic hashes. We have designed, implemented, and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our information technology networks, our vehicles and their systems, and intend to implement additional security measures as necessary. However, hackers and other malicious actors may attempt in the future to gain unauthorized access to modify, alter, and use networks, vehicle software and our systems to gain control of, or to change, our vehicles’ software or to gain access to data stored in or generated by the vehicle. Errors and vulnerabilities, including zero days, in our information technology systems will be probed by third parties and could be identified and exploited in the future, and our remediation efforts may not be timely or successful. Any unauthorized access to or control of our vehicles or their systems or any unauthorized access to or loss of data could result in risks to our customers, unsafe driving conditions, or failure of our systems, any of which could result in interruptions in our business, legal claims or proceedings which may or may not result in our favor and could subject us to significant liability. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked” and lack appropriate safety controls, could negatively affect our brand and harm our business, prospects, financial condition, results of operations, and cash flows.

We utilize third-party service providers to support our service and business operations and any disruption or delays in service from these third-party providers could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of these services depend on the continued operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Our systems and operations are vulnerable to damage or interruption from, among others, fire, flood, power loss, natural disasters, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, system vulnerabilities, earthquakes, and other events at the sites of such providers. Ransomware within our information systems could target our manufacturing and/or business capabilities limiting the availability and uptime of these systems or eliciting payment from us. The occurrence of any of the foregoing events could result in damage to systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

Problems faced by our third-party cloud service providers with their telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party cloud service providers could decide to close their facilities without adequate notice resulting in loss of service and negative effects in our systems. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

We may not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our business, prospects, financial condition, results of operations, and cash flows.

We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability and increase our costs of doing business.

We are involved in, and may in the future become party to additional, intellectual property infringement proceedings. Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary or intellectual property rights that would prevent, limit or interfere with our ability to make, use, develop, sell, lease or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents, trademarks, trade secrets or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting or otherwise violating such rights. Such parties have brought and may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. In one example, our applications for and uses of trademarks relating to our products, services, or designs, could be found to infringe upon existing trademark rights owned by third parties. As another example, we may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•cease selling or leasing, incorporating certain components into, or using vehicles or offering goods or services that incorporate or use the intellectual property that we allegedly infringe, misappropriate, dilute, or otherwise violate;
•pay substantial royalty or license fees or other damages;

•seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
•redesign or reengineer our vehicles or other technology, goods or services, which may be costly, time-consuming, or impossible; or
•establish and maintain alternative branding for our products and services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or that we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If our patents expire or are not maintained, our patent applications are not granted or our patent rights are contested, circumvented, invalidated or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies or products, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We cannot assure you that our pending applications will issue as patents. Even if our patent applications issue into patents, these patents may be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents and patent applications that were filed before our patents and patent applications, any of our existing or future patents may also be challenged by others on the basis that they are invalid or unenforceable.

We are, and may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other automotive companies, by suppliers to automotive companies or companies with similar or related technology, products or services. We are, and may in the future become, subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or be enjoined from using certain technology, products, services, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. See “—We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability and increase our costs of doing business.”

Our use of open source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, claims or proceedings.

We use open source software in connection with the development and deployment of our products and services, and we expect to continue to use open source software in the future. Companies that use open source software in connection with their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses may require users who distribute proprietary software containing or linked to open source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open source code under the same open source license, which could include proprietary source code. In such cases, the open source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open source software and try to ensure that open source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open source license terms are often ambiguous and have generally not been interpreted by U.S. or foreign courts.

Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our platform through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Other Legal, Regulatory, and Tax Matters

Our vehicles are subject to motor vehicle safety standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have the R1T, R1S, EDV, or any future EV model satisfy motor vehicle safety standards in the United States, Canada, the EU or other jurisdictions would have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

As a manufacturer engaged in sales directly to consumers, we may face regulatory limitations on our ability to sell and service vehicles directly, which could materially and adversely affect our ability to sell our vehicles.

Our business plan includes the direct sale of vehicles to individual customers. Many states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model for manufacturers. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators or to own or operate our own service centers. As a result, we may not be able to sell, finance or lease directly to customers in each state in the United States or provide service from a location in every state.

In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. Dealer associations have also resorted to lawsuits in state courts to challenge our ability to obtain dealer licenses and operate directly even in states that have laws that would otherwise allow us to own and operate retail locations. We expect dealer associations to continue to mount challenges to our business model.

For customers residing in states in which we will not be allowed to sell, lease, or deliver vehicles, we must generally conduct the sale out of the state over the internet or telephonically and may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell or lease and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business. States may also restrict our ability to service vehicles once sold and delivered to customers. Some states, for example, have laws that prohibit manufacturers from providing warranty service in state or restrict the ability for manufacturers to own or operate service operations. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or dealerships that we can operate.

The foregoing examples of state laws governing the sale and servicing of motor vehicles are just some of the legal hurdles we face as we sell and service our vehicles. In many states, the application of motor vehicle laws to our sales model is limited in experience, particularly with respect to the sale of new vehicles over the internet. To determine how the laws would apply to our business would require fact-specific analysis of numerous factors of business in the state, including whether we have a physical presence or employees, whether we advertise or conduct other marketing activities, how sale transactions are structured, the volume of sales into the state, and whether the state prohibits manufacturers from acting as dealers.

Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in the United States, EU, China, Japan, United Kingdom, and Australia relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles.

Continued regulatory limitations and other obstacles interfering with our ability to sell vehicles directly to consumers could have a negative and material impact on our business, prospects, financial condition, results of operations, and cash flows.

We may be exposed to delays, limitations, and risks related to the environmental permits and other permits and approvals required to operate or expand operations at an existing or future manufacturing facility.

Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. We currently have all permits necessary to carry out and perform our current plans and operations at our facility. In addition, expansion of operations at our facility, and the construction or operation of any future facility, may require additional land use, environmental and operating permits. Delays, denials, or restrictions on any of the applications for or assignment of the permits to operate our facility or any future facility we may acquire or construct could adversely affect our ability to execute on our business plans and objectives.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, and disposal of, and human exposure to, hazardous materials. Environmental, health and safety laws, and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental, health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, and fines and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties currently or formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws, including the CERCLA, and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to substantial and evolving regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business, prospects, financial condition, results of operations, and cash flows.

Our vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as:

•the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an electric vehicle;
•new state regulations of electric vehicle fees could discourage consumer demand for EVs;
•the increase of subsidies for alternative fuels such corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of EVs;
•changes to the regulations governing the assembly and transportation of battery cells could increase the cost of battery cells or make such commodities more difficult to obtain;
•changes in regulation, for example relating to the noise required to be emitted by EVs, may impact the design or function of EVs, and thereby lead to decreased consumer appeal;
•changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower our vehicles’ ratings, making EVs less appealing to consumers; and
•the amendment or rescission of the CAFE standards could reduce new business opportunities for our business.

To the extent the laws change, our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell or lease vehicles directly to consumers could have a negative and material impact on our business, prospects, financial condition, results of operations, and cash flows.

Our business could be adversely affected by trade tariffs or other trade barriers.

Our business will be subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to the imposing country. If we experience cost increases as a result of existing or future tariffs, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

For example, in recent years the U.S. government has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, making it more costly for companies to export products to those countries. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials.

We are or will be subject to export control laws, and non-compliance with such laws can subject us to administrative, civil and criminal penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are or will be subject to export control laws, including the Export Administration Regulations administered by the U.S. Department of Commerce. U.S. export controls apply to (1) items that are produced in the United States, wherever they are geographically located; (2) all items located in the United States, even if only moving in transit through the United States; and (3) certain foreign-produced items, including those that incorporate more than de minimis levels of controlled U.S.-origin content. A violation of export control laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. A violation could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal penalties, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our Class A common stock.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, and employee benefit laws. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. For example, in November 2021, a complaint was filed in a California state court by a former employee alleging that she was fired shortly after complaining about gender discrimination. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Even if we are successful in defending against legal claims, litigation could result in substantial costs and demand on management resources. See Part II, Item 1 “Legal Proceedings.”

Changes in tax laws may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulation, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential, congressional, state, and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the United States government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No specific U.S. tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our ability to use net operating loss carryforwards and other tax attributes is limited due to certain provisions of the Internal Revenue Code.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future, and we may never achieve profitability. Under the Tax Cuts and Jobs Act, federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to the Ownership of Our Class A Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our financial condition and results of operations;
•the projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of the Company, changes in financial estimates or ratings by any securities analysts who follow the Company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other electric vehicle companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management;
•sales of large blocks of our common stock, including sales by our founder or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war, pandemics (including COVID-19 and associated variants), incidents of terrorism or responses to these events; and
•the other factors described in this Part II Item 1A “Risk Factors”.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, financial condition, results of operations, and cash flows.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 63.4% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and Chief Executive Officer, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.3% of the voting power of our outstanding capital stock but 1% of the total shares of common stock outstanding.

In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, S&P Dow Jones has stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400, and S&P SmallCap 600), and under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.

Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our pre-IPO security holders have substantial unrecognized gains on the value of the equity they hold, and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.

All of the shares of Class A common stock sold in our IPO are tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below.

We and all of our directors and executive officers and certain other record holders that together represent approximately 99.6% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (“Other Securities”) are subject to lock-up agreements and/or market standoff agreements that restrict our and their ability to sell or transfer shares of our capital stock for a period of 180 days from November 9, 2021, the date of the Prospectus, subject to certain exceptions. Holders of approximately 3.6 million shares of Other Securities, issued under our equity incentive plans, are not subject to a market standoff agreement. In addition, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC (the “representatives”) may release certain stockholders from the lock-up agreements prior to the end of the lock-up period. If not otherwise early released, when the applicable market standoff agreements or lock-up periods expire, we and our security holders subject to a lock-up agreement or such market standoff agreements will be able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon expiration of the lock-up agreements and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of September 30, 2021, and after giving effect to the Transactions, we had stock options and RSUs outstanding that, if fully exercised, vested, or settled, would result in the issuance of 99,505,007 shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.

Further, based on shares outstanding as of September 30, 2021, holders of 586,865,421 shares of our common stock have rights after the completion of our IPO, subject to certain conditions, to require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our Class A common stock increases.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our ABL Facility and the indenture governing the 2026 Notes restrict the ability of certain of our subsidiaries to pay dividends to us, and any additional debt we may incur in the future may restrict our ability to declare or pay cash dividends or make distributions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition. Our corporate governance documents provide for:

•a dual class structure;
•a classified board of directors with three-year staggered terms, who can only be removed for cause, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•in addition to our board of director’s ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then outstanding shares of capital stock;
•the required approval of (i) at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation and (ii) for so long as any shares of Class B common stock are outstanding, the holders of at least 80% of the shares of Class B common stock outstanding at the time of such vote, voting as a separate series, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation;
•the requirement that a special meeting of stockholders may be called only by an officer of our company pursuant to a resolution adopted by a majority of our board of directors then in office or the chairperson of our board of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the securities act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating such action in another jurisdiction, which could harm our business, financial condition and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

General Risk Factors

Our business is subject to the risk of earthquakes, fire, power outages, floods, other natural disasters, the physical effects of climate change and other catastrophic events, and to interruption by manmade events such as terrorism.

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, droughts and wildfires, and other similar events. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. We plan to initially engineer, manufacture and assemble our vehicles at a single facility in Normal, Illinois. Further, in many cases, we rely on a single-source supplier for vehicle parts. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, the COVID-19 pandemic or otherwise, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our insurance strategy may not be adequate to protect us from all business risks.

In the ordinary course of business, we may be subject to losses resulting from product liability, consumer actions, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial automobile liability, product liability, excess liability, workers’ compensation, employment practices liability, cyber security and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other vehicle manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

General business and economic conditions could reduce our orders and sales, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our business and results of operations may be subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty, including in connection with tariffs or trade laws. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires, public health crises, political crises, such as terrorist attacks, war or other political instability or other unexpected events, and such events could also disrupt our operations, internet or mobile networks or the operations of one or more of our third-party suppliers or providers. Customer purchases of discretionary items, including our EVs or other products or services, may decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will continue to incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a newly public company, we will continue to incur increased costs associated with corporate governance requirements that are or will become applicable to us, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to transitioning to interacting with public company analysts and investors, and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our Class A common stock.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our reported financial results may be negatively impacted by changes in U.S. GAAP and financial reporting requirements.

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies, including the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results.

Any future change in U.S. GAAP principles and financial reporting requirements or interpretations could also have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following the completion of our IPO, we will be required to provide a management report on internal control over financial reporting, as well as an attestation of our independent registered public accounting firm.

As previously disclosed in the Prospectus, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified pertained to controls to address segregation of duties across financially relevant functions and information technology general controls over tools and applications used in financial reporting. We have concluded that these material weaknesses exist because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a misstatement to our financial statements.

We have taken and will continue to take action to remediate these material weaknesses, including:

•implementation of processes and controls to better identify and manage segregation of duties risks;
•implementation of IT general controls to manage access and program changes within our IT environment; and
•continued hiring of additional accounting and finance resources with public company experience and to better allow for segregation of conflicting duties.

We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. Additionally, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report after the completion of our IPO.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding unregistered securities sold from July 1, 2021 through September 30, 2021:

As previously disclosed in the Prospectus, on August 12, 2021 we issued and sold 7,791 shares of our common stock at a purchase price per share of $32.09 to one of the members of our Board of Directors.

The offer, sale, and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On November 15, 2021, we completed our IPO, in which we issued and sold 175,950,000 shares of our Class A common stock at a price to the public of $78.00 per share, which includes the exercise in full by the underwriters of their option to purchase from us an additional 22,950,000 shares of our Class A common stock. We raised net proceeds of approximately $13.5 billion, after deducting the underwriting discount and commissions of approximately $185.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259992), as amended (the “Registration Statement”), which was declared effective by the SEC on November 9, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

The net proceeds from our IPO have been invested in investment grade instruments. There has been no material change in the use of proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Date: December 16, 2021		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Date: December 16, 2021		(Principal Financial Officer)