Form 10-K
period 2021-12-31
Rivian Automotive, Inc. / DE
filed 2022-03-31
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to _________
Commission file number 001-41042
Rivian Automotive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14600 Myford Road Irvine, California 92606	47-3544981
(State or other jurisdiction of incorporation or organization)	(Address of Principal executive offices)(ZIP Code)	(I.R.S. Employer Identification No.)

(888) 748-4261
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	RIVN	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 14, 2022, 892,726,857 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Form 10-K.

RIVIAN AUTOMOTIVE, INC.

FORM 10-K
TABLE OF CONTENTS

RIVIAN AUTOMOTIVE, INC.
Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to our climate commitment, and our objectives for future operations.

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits to this Form 10-K with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K, whether as a result of any new information, future events or otherwise.

As used in this Form 10-K, unless otherwise stated or the context requires otherwise, references to “Rivian,” the “Company,” “we,” “us,” and “our,” refer to Rivian Automotive, Inc. and its consolidated subsidiaries.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•Our limited operating history makes it difficult for us to evaluate our future business prospects.
•Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven.
•We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials or other components used in our vehicles.
•We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships..
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

RIVIAN AUTOMOTIVE, INC.
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
•We may underestimate or not effectively manage the capital expenditures and costs associated with our business and operations.
•We may experience significant delays in the manufacture, and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer (“CEO”).
•Breaches in data security, failure of information security systems and privacy concerns could subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.
•We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.
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
•We may be exposed to delays, limitations, and risks related to the environmental permits and other permits and approvals required to operate or expand operations at an existing or future manufacturing facility.

PART I

Item 1. Business

Overview

Rivian exists to create products and services that help our planet transition to carbon neutral energy and transportation. Rivian designs, develops, and manufactures category-defining electric vehicles (“EVs”) and accessories and sells them directly to customers in the consumer and commercial markets. Rivian complements its vehicles with a full suite of proprietary, value-added services that address the entire lifecycle of the vehicle and deepen its customer relationships.

Starting with a clean sheet, we built a vertically integrated ecosystem comprised of our vehicle technology platform, cloud architecture, product development and operations, products, and services. Interconnected by our data and analytics backbone, our ecosystem is designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

We produced 1,015 and delivered 920 vehicles for the full year 2021.

Our Products and Services

Consumer Vehicles

Engineered for all of life’s adventures, our Electric Adventure Vehicles combine performance, utility, and efficiency. In the consumer market, we launched the R1 platform with our first generation of consumer vehicles: the R1T, a two-row, five-passenger pickup truck, and the R1S, a three-row, seven-passenger sport utility vehicle (“SUV”). We made our first deliveries of the R1T and R1S in 2021.

R1T

The R1T is a category-defining electric pickup truck, providing a combination of performance, utility, and capability without compromising on sustainability. The R1T is capable of carrying five passengers and large loads with a bed that is 54 inches

RIVIAN AUTOMOTIVE, INC.
long with the tailgate up (84 inches long with tailgate down) and 50 inches wide. The industry-first Gear Tunnel compartment features lockable storage accessible from either side of the truck. Additionally, the front trunk with a powered hood is one of the largest on the market.

R1S

The R1S is a large format all-electric SUV, with enough space to comfortably fit up to seven passengers and their gear. Utilizing the same battery, propulsion, and chassis systems as the R1T, R1S customers can expect the same combination of on- and off-road performance. The R1S shares many features of the R1T in a flexible interior form factor that can either suit more occupants or more cargo. The R1S features the same large powered front trunk as the R1T, with enough storage for large suitcases, coolers, and backpacks. The R1S features over 100 cubic feet of space with the seats folded and including the front trunk. With all rear seats folded, the R1S provides a flat floor for loading in gear or lying down.

The R1T and R1S are equipped with a proprietary set of advanced technology systems, including vehicle electronics, battery, electric drive, chassis, Driver+, our advanced driver assistance system (“ADAS”), and digital user experience management. These technologies can continuously improve and expand functionality through cloud-enabled over-the-air (“OTA”) updates.

The R1T and R1S introduced our brand to the world and will serve as our flagship vehicles as we continue to expand our offerings. To accompany our vehicles, we have developed a comprehensive portfolio of vehicle accessories that will further sharpen our brand’s focus on adventure and active lifestyles.

Consumer Services

Complementing our consumer vehicles, our current and future suite of value-added services includes digitally enabled financing, telematics-based insurance, proactive vehicle service (maintenance and repair), flexible membership and software services, comprehensive charging solutions, and a data-driven vehicle resale program. These services will generate long-term brand loyalty while also creating a recurring revenue stream for each vehicle across its lifecycle.

Comprehensive Charging Solutions

We are building charging solutions powered primarily by in-house developed hardware and software that include Rivian Adventure Network Rivian Adventure Network Direct Current fast charging sites (“RAN DCFCs”) and Rivian Waypoints chargers. Our solutions are designed to be cost effective and aim to deliver clean energy to our customers while offering a convenient and seamless charging experience. In addition to deploying our own chargers, we are also partnering with other nationwide Combined Charging Standard (“CCS”) network operators intended to ensure charging is always easily accessible even in the early stages of our infrastructure development.

Commercial Vehicles

In the commercial market, we launched the Rivian Commercial Vehicle (“RCV”) platform, which underpins the Electric Delivery Van (“EDV”), designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. The EDV is a long-range, electric commercial step-in van designed for large-scale mass production and deployment in a centrally managed fleet. Amazon has ordered an initial volume of 100,000 vehicles globally, subject to modification as described under Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" in this Form 10-K.

Developed to be comfortable and easy to operate for drivers, our commercial vehicles are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to carbon neutral deliveries. Through our work with Amazon, we believe we will be well-positioned to leverage our learnings to build capabilities that will accelerate our progress towards a leadership position in the commercial vehicle market and our deployment of new business models.

Currently, Amazon and other delivery companies typically choose from step-in van models from other manufacturers which lack advanced technology and sustainability features. After purchasing stock vehicles, fleet operators like Amazon typically work with aftermarket upfitters to develop a complete solution with shelving and driver monitoring systems. Rivian, in collaboration with Amazon, designed the EDV holistically to support last mile applications, enabling the vans to leave the Rivian factory ready to be put into service. We believe certain aspects of the EDV ’s design and styling will remain exclusive to Amazon.

RIVIAN AUTOMOTIVE, INC.

The modular upper structure, closures, interior, and skateboard platform enable a significant amount of commonality across any EDV variants to simplify servicing and maintenance across the fleet. The EDV also features integration with our end-to-end fleet management software, built to maximize fleet efficiency and uptime while minimizing costs through predictive maintenance, intelligent charging, power management, and last mile focused telematics features.

EDV-700

The EDV-700 is the 700 cubic foot version of the EDV and was the first vehicle delivered to Amazon in 2021. The vehicle’s design is optimized for last mile delivery use cases and includes a rear roll-up door ideal for warehouse bulk loading, which eliminates cargo area side doors that would otherwise consume valuable precious cargo storage. The vehicle’s features also include an integrated automatic bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics creating space for package handling, and a curb-side sliding door designed for ease of package handling and safe vehicle access away from traffic.

EDV-500

The EDV-500 is the 500 cubic foot version of the EDV, and we have successfully produced pre-production EDV-500 vehicles, as well as a European version, in our manufacturing facility in Normal, Illinois, (the “Normal Factory”) during 2022. The EDV-500 is a narrower and shorter version of the EDV-700 and an important vehicle for expanding to markets and geographies for which smaller form factors are better suited. We expect to begin production of salable units in 2022.

Commercial Services

Alongside our commercial vehicles, we offer FleetOS, our proprietary, end-to-end centralized fleet management subscription platform. It encompasses vehicle distribution, service, telematics, software services, charging, connectivity management, Driver+, and lifecycle management. Building upon this foundation, FleetOS will continually add more features over time, including leasing, financing, insurance, driver safety and coaching, smart charging and routing, remote diagnostics, 360° collision reports, and vehicle resale. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data, driving us toward industry-leading TCO, safety, and fleet utilization. We have designed FleetOS so it can be customized for a commercial customer’s operational needs. In addition to managing fleets of Rivian vehicles, FleetOS will be able to address mixed fleets comprised of Rivian and non-Rivian commercial vehicles, allowing us to serve a greater number of commercial customers at scale.

The Rivian Ecosystem

Our direct-to-customer model allows us to manage all sales, deliveries, service operations, and resales in-house, without reliance on a franchise dealership network or other third parties. We employ an integrated, digital-first strategy that is not only convenient and transparent for our customers, but also efficient and scalable to support our continued growth. Our website and mobile app facilitate brand engagement, product discovery, demonstration drives, purchase transactions, vehicle deliveries, vehicle service, account management, and resale. We believe this strategy will allow us to deliver uncompromised experiences well beyond what is available through the standard franchise dealership model.

Each element of our ecosystem has been designed from a clean sheet, resulting in end-to-end integration across a range of complementary offerings. Our proprietary technology platform is the foundation of our ecosystem and is comprised of two interconnected elements: vehicle technology and Rivian Cloud. This highly extensible platform will allow us to tailor our offerings to serve both the consumer and commercial markets, powering our products and complementary services. Our product development and operations infrastructure are deeply integrated with our technology platform, making it easier to deliver on our ambitions. The Rivian ecosystem consists of the following components:

•Vehicle Technology. A secure, reliable, scalable combination of hardware and software, connecting our proprietary in-vehicle systems, including vehicle electronics, battery, electric drive, chassis, Driver+, and experience management.

•Rivian Cloud. Our architecture of interconnected software applications designed to deliver seamless, end-to-end digital commerce solutions and experiences across web, mobile, and app. Rivian Cloud enables FleetOS, remote diagnostics, OTA software updates, and remote vehicle controls, including vehicle access.

RIVIAN AUTOMOTIVE, INC.
•Product Development and Operations. Our vertically integrated product development and operations functions include design, development, manufacturing, sales, delivery, service, and charging. These functions serve the unique needs of our consumer and commercial customers.

•Products and Accessories. Our consumer portfolio is comprised of category-defining vehicles that reimagine the pickup truck and SUV segments. We entered the commercial market with long-range electric step-in vans developed for mass production. The EDV is designed to lower TCO, improve uptime, and facilitate Amazon progressing in its commitment to net zero carbon operations. We expect our products and accessories to provide access to new markets and bring new customers into our ecosystem.

•Services. We offer highly tailored and differentiated services that enable seamless and intuitive experiences throughout the entire customer lifecycle. We expect this holistic approach to drive higher customer satisfaction, create strong brand loyalty, and increase operational efficiency while simultaneously allowing us to capture a greater share of the full lifecycle value of every Rivian vehicle produced.

•Data and Analytics. Our ecosystem is interconnected by our proprietary data and analytics backbone housed in Rivian Cloud. It is comprised of a centralized data lake and analytics tools, providing valuable insights that can be applied to continuously improve ecosystem-wide performance, functionality, and uptime to drive increased customer satisfaction.

Our ecosystem is designed to be highly scalable, flexible, integrated, and interconnected to power an immersive customer journey. This will enable us to maximize our impact by addressing both the consumer and commercial markets simultaneously. We can deploy our offerings at scale using a shared, vertically integrated technology platform, comprised of vehicle technology and Rivian Cloud, with network effects that will build data insights to improve our ecosystem. By utilizing our common technology platform, we generate synergies and scale efficiencies, enabling us to increase our pace of innovation and create offerings that serve the unique needs of our customers. Our direct-to-customer relationships and connected vehicle technologies allow us to gather customer and product insights over the full lifecycle of our vehicles. We will utilize these insights to continuously improve our offerings by adding new capabilities and functionality. Enhanced offerings will attract more customers, deepen existing customer relationships, and expand our data repository and insights, which will further benefit our customers and Rivian.

Manufacturing

As of December 31, 2021, our Normal Factory is equipped to produce up to 150,000 vehicles annually (distributed between the R1 platform, used to produce the R1T and R1S, and the RCV platform, used to produce EDVs and other commercial vehicles), when the equipment is operated at full rate and on multiple shifts. This annual installed capacity is comprised of approximately 65,000 vehicles for the R1 platform and 85,000 vehicles for the RCV platform. In addition, we recently announced plans to construct a second manufacturing facility near Atlanta, Georgia with an anticipated capacity to produce up to 400,000 vehicles annually.

We have made decisions and investments with the objective of maintaining a long-term growth orientation that creates value for all stakeholders, including our employees, customers, partners, communities, shareholders, and the environment. In the near-term, we are targeting the pickup truck, SUV, and commercial van market segments in the United States of America (“United States”), Canada, and Western Europe. We plan to achieve long-term growth by expanding in our existing markets, constructing a broad portfolio of vehicles and digital services with global appeal, entering major global automotive markets, strategically investing in our ecosystem, and expanding into adjacent verticals. In keeping with our long-term mindset, we are designing technology and infrastructure to support and benefit from the future transition to increased autonomy, new ownership models, and renewable energy solutions.

Supply Chain

We procure materials and components from hundreds of suppliers across the globe that we work closely with to bring our vehicles to market.

Our supplier selection process is based on a wide variety of factors, including technical expertise, product quality, cost, and location. With many suppliers, our relationship extends beyond the procurement of raw materials and components as we

RIVIAN AUTOMOTIVE, INC.
collaborate through the development process. We believe these strategic partnerships have led to pricing and timing advantages in the development of our vehicles.

Our products contain thousands of parts that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily-available alternative supplier exists. In order to mitigate risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, such as carrying higher inventory levels where possible. Despite these actions, we have and may still continue to face challenges with various manufacturing-related component shortages, especially as our suppliers scale their operations to match our vehicle ramp rate.

We address quality across all phases of the vehicle lifecycle, from design through delivery and service. Our connected vehicles benefit from embedded intelligence, enabling continuous condition monitoring, and automated diagnosis of systems and components. These capabilities detect emergent defects and proactively identify, diagnose, and resolve issues. Our closed loop quality management system gathers feedback from across our operations and vehicles in the field, feeding data directly into our quality controls for real-time improvements.

Seasonality

Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect volumes of commercial vehicle sales to be less in the winter months, as customers shift their focus to making last mile deliveries during holidays, rather than incorporating more vehicles into their fleet. We do not expect such seasonality in demand to significantly impact our operations in the near-term as we scale our business due to our backlog of preorders; however, we may experience seasonal variations in our business in the long-term.

Competition

We aspire to drive meaningful change in the world’s transition to sustainable mobility. We believe multiple industry tailwinds such as regulatory support and shifting consumer demand will continue to drive a transition from legacy internal combustion engine (“ICE”) vehicles to EVs. We believe the primary competitive factors in our markets are talent and culture, technological innovation, product performance and quality, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency.

Our competition represents the millions of traditional ICE vehicles and EVs sold each year in the consumer and commercial markets. Our competitive set also represents our total addressable market (“TAM”) which we aim to reach with an expanded product portfolio over the long term in our current and future geographies.

As we participate across the spectrum of the consumer and commercial value chain, our competition extends beyond providers that operate in the capacity of an original equipment manufacturer or dealer. Downstream competitors include a patchwork of third parties such as charging providers, vehicle service providers, vehicle remarketers, and traditional fleet management companies.

Across the automotive value chain, we believe our vertically integrated business model and technology platform, focus on customer experience, direct-to-customer relationships, and ability to efficiently launch multiple vehicle platforms position us to compete effectively.

Regulatory

Environmental, Health and Safety Matters

Certain of our operations, properties and products are subject to stringent and comprehensive federal, state, and local laws and regulations governing matters including environmental protection, occupational health and safety and the release or discharge of materials into the environment, including air emissions and wastewater discharges. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.

We are also subject to permitting, registration, and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain

RIVIAN AUTOMOTIVE, INC.
permits, registrations, and other government approvals from one or more governmental agencies to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted.

The following summarizes existing environmental, health and safety laws and regulations applicable to our operations and products.
Regulations in the United States

•National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations. As a manufacturer of EVs, our vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards”). Under the National Traffic and Motor Vehicle Safety Act, we must certify that our vehicles meet all applicable Safety Standards, as well as the NHTSA bumper standard, or are otherwise exempt from such standards. The categories of Safety Standards that apply to our vehicles include crashworthiness requirements, crash avoidance requirements, and EV requirements. The R1T, R1S, and EDV are fully compliant with all such Safety Standards and other NHTSA requirements without the need for any additional exemptions.

We are also required to comply with or demonstrate exemptions from other requirements of federal laws administered by NHTSA, including the Federal Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements. The R1T, R1S and EDV are fully compliant with or exempted from compliance with the foregoing referenced standards. Rivian also has a system in place to ensure compliance with all reporting obligations to NHTSA.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment, and pricing. In addition, the Automobile Information and Disclosure Act allows inclusion of city and highway fuel economy ratings, as determined by the United States Environmental Protection Agency (“EPA”), as well as crash test ratings as determined by NHTSA if such tests are conducted.

•EPA Certificate of Conformity and California Executive Order. The Clean Air Act requires that we obtain both an EPA-issued Certificate of Conformity and a California Air Resources Board (“CARB”)-issued Executive Order with respect to emissions for our vehicles, and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The R1T, R1S, and EDV have received EPA Certificates of Conformity and California Executive Orders for model year 2022.

•Battery Safety and Testing. Our battery pack conforms to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. Governing regulations, issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nations (“UN”) Recommendations and Model Regulations on the Transport of Dangerous Goods, as well as related UN Manual of Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck, or air. We have completed the applicable transportation tests for our prototype and production battery packs, demonstrating our compliance with the UN Manual of Tests and Criteria.

We also subject our battery packs to selected tests specified in the Society of Automotive Engineers (“SAE”) J2464 and J2929 standards, as well as tests defined by other standards and regulatory bodies and Rivian’s own internal tests. These tests evaluate battery function and performance as well as resilience to conditions including immersion, humidity, fire, and other potential hazards. We currently use lithium metal oxide cells in our high voltage battery packs. Our battery packs include certain packaging materials that contain trace amounts of hazardous chemicals whose use, storage, and disposal is regulated under federal and state laws.

If a customer wishes to dispose of a battery pack from one of our vehicles, we will accept the depleted battery without any additional charge.

•Right to Repair. We are also subject to certain laws and regulations, e.g., “Right to Repair,” laws, that would require us to provide third-party access to our network and/or vehicle systems.

RIVIAN AUTOMOTIVE, INC.
Emission Credit Programs

As a manufacturer devoted to the design, development, and production of all-electric, battery-powered vehicles, we will generate credits from regulatory mandates that we can monetize through sale to other manufacturers. For example, in connection with the delivery and placement into service of our zero-emission vehicles in California and a number of other states that have adopted the California standards applicable to light-duty and heavy-duty vehicles, we have earned and will continue to earn tradable light-duty and heavy-duty zero-emission vehicle (“ZEV”) credits that can be monetized.

In addition to state level credits, the EPA and NHTSA also mandate minimum greenhouse gas (“GHG”) emissions and CAFE standards applicable to light- and heavy-duty vehicles. Under the Biden Administration, a final rule was issued in late 2021 that increased the stringency of these standards. These federal regulations require that manufacturers of light- and heavy-duty vehicles meet minimum standards pertaining to GHG emissions and fuel economy based on a vehicle’s footprint or overall dimensions. As the first manufacturer to produce zero-emission vehicles of this larger footprint, we expect to generate substantial GHG and CAFE credits, and to benefit financially from these regulations.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. As of December 31, 2021, 22 states and the District of Columbia permit us, as a manufacturer of motor vehicles, to apply for and receive a dealer license to conduct vehicle sales, provided we meet certain requirements. Once licensed in one or more of these 22 states, we may sell our vehicles to any consumer in the United States as a matter of interstate commerce. By contrast, 28 states restrict our ability to obtain a dealer license to sell within those states. To sell vehicles to residents of states where we do not have a license or are unable to be licensed due to our status as a manufacturer, we must conduct the sale out of state over the internet or telephonically.

Rivian currently has dealer licenses to sell and service vehicles directly in Arizona, California, and Illinois. We have also applied for dealer licenses in Colorado, Utah, Tennessee, and Virginia which are pending. In addition, we have Service Centers that have opened and are licensed to provide service in Michigan and New York. We have applied for a service license in Maryland, which is pending. Other states where we have operating service locations but are not required to be licensed to operate include: Kansas, Nevada, Texas, Colorado, Minnesota, Utah, Virginia, and Washington.

Automobile Manufacturer Regulation in Canada

Our vehicles intended for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including, but not limited to Transport Canada and Environment Canada. The major certifications and/or approvals that apply to our vehicles include:

•Canada Motor Vehicle Safety Standards (“CMVSS”) administered by Transport Canada. The vast majority of CMVSS are identical or substantially similar to Safety Standards in the United States, which Rivian R1T and R1S vehicles met as the second half of 2021. Certain of the differences between CMVSS and Safety Standards that are applicable to our vehicles include telltales, speedometer units of measure, certain labels, immobilizer requirements for anti-theft, and pass-by noise standards. Prior to distributing any of our vehicles in Canada, Rivian will ensure that such vehicles are modified to conform with CMVSS. We expect to complete all CMVSS confirmatory testing and provide an application for certification to Transport Canada by September 2022.

•Canadian Emissions Regulations. Environment Canada administers regulations governing emissions, including greenhouse gas emissions. These regulations include the On-Road Vehicle and Engine Emission Regulations (“ORVEER”) and the Passenger Automobile and Light Truck Greenhouse Gas Emission Regulations (“PALTGGER”). In order to demonstrate compliance and obtain certification, the provisions of ORVEER allow a manufacturer to rely upon EPA certificate of conformity issued under the Clean Air Act as Evidence of Conformity. Rivian R1T and R1S vehicles were granted the EPA Certificate of Conformity (“CoC”) in September 2021. As Environment Canada recognizes EPA CoCs, we do not believe there currently is a risk of not obtaining the Canadian certification.

•Other Canadian Regulations. Additional regulations applying to our vehicles and accessories include the Innovation, Science, and Economic Development Canada electromagnetic (“EM”) compatibility regulations and standard ICES-002. These regulations are designed to ensure no EM incompatibility exists between Rivian vehicles and

RIVIAN AUTOMOTIVE, INC.
accessories and other EM emitting equipment. Testing on R1T vehicles was completed in December 2021 and on the R1S in the first quarter of 2022 with passing results for both vehicles and accessories with no issues identified. We are in the process of compiling the Self-Declaration Documents for filing with the relevant Canadian authorities and expect no issues with final approval.

With respect to direct sales and service, such regulation is a matter of Canadian provincial law. Unlike the United States, no province of Canada prohibits a manufacturer from applying for and receiving a dealer license or prohibits a manufacturer from establishing a service location and conducting warranty service at that service location. Some provinces, however, do restrict whether sales or service can take place across provincial lines without having a physical presence in those provinces.

Federal and State Incentives in the United States
As of December 31, 2021, incentives in the United States included:
•United States Federal Tax Credits. The Qualified Plug-In Electric Drive Motor Vehicle Tax Credit program instituted by the United States government provides a tax credit of up to $7,500 for the purchase of new qualified plug-in electric drive motor vehicles. This credit applies to the first 200,000 vehicles sold per manufacturer. As of the date of this report, purchasers of Rivian model year 2022 R1T, R1S and EDV-700 vehicles continue to be eligible for a tax credit of up to $7,500 under this program. Negotiations are underway within the United States Congress to amend this provision, but no changes have been made to the program to date. As a result, the credit remains available in its current form to all Rivian customers. In addition, the Alternative Fuel Infrastructure Tax Credit provides tax credits for businesses up to 30% of the cost of installing alternative fueling equipment, not to exceed $30,000.

Consumers who purchased residential fueling equipment but were not eligible to depreciate such equipment may have received a tax credit of up to $1,000 prior to December 31, 2021. The program included electricity as an alternative fuel and potentially could have been used by Rivian customers to offset the cost of their home charging systems and by businesses to offset the costs of installing electric vehicle charging stations. Additionally, if Rivian sells such equipment to a tax-exempt entity, Rivian would have been eligible to claim the credit for itself. Unused credits may be carried backward one year and carried forward 20 years. The credits for Alternative Fuel Infrastructure expired on December 31, 2021. Despite the expiration at the end of last year, the United States Congress is considering legislation to reinstate the federal tax credit with retroactive application. This is still under negotiation and could be revived later in 2022.

•State Incentives. A number of states and municipalities in the United States, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions, and special privileges.

Other states have also implemented various incentives for the purchase of eligible ZEVs based on weight class and propulsion type. For example, New Jersey and Washington exempt the purchase of EVs from state sales tax. California, Colorado, Oregon, and Oklahoma provide substantial state tax credits or rebates for the purchase of EVs. Some of these programs have eligibility limits based on either consumer income or the manufacturer’s suggested retail price of the vehicle. Others will supply rebates only until a set aside amount of funding exists. Several states will also be phasing out incentives over time or volume of EVs are sold. Other incentives include preferential parking at reduced rates, or free, or single occupancy high-occupancy vehicle access on highways for EVs.

Regulations in the European Union

•Europe Type Approval. We intend to export vehicles to Europe, and over time may consider manufacturing and locating additional operations in Europe. We must obtain pre-approval from regulators to import and sell our vehicles into the European Union (“EU”) and countries that recognize the EU certification. The process for meeting the EU certification requirements is known as “Type Approval” and requires Rivian to demonstrate to a regulatory agency in the EU, referred to as the Competent Authority, that our vehicles meet all EU safety and emission standards.

Activities to obtain Type Approval began in 2021 and have not yet been completed. We expect to complete this process by mid-2022.

RIVIAN AUTOMOTIVE, INC.
•EU Emissions Regulations. We believe Europe’s regulatory environment is generally conducive to the development, production and sale of consumer and commercial alternative fuel vehicles. Through emission legislation, tax incentives and direct subsidies, EU and non-EU countries in Europe are taking a progressive stance in reducing carbon emissions and increasing demand for EVs. For example, the EU has specifically implemented regulations mandating that manufacturers meeting binding emission targets according to the average mass of their vehicles. Penalties for failing to meet these targets can be substantial.

Incentives in Europe

In addition to a favorable regulatory environment, a number of European countries offer incentives, tax reductions or a combination of both.

Intellectual Property

Rivian’s intellectual property is a core asset of our company, and an important tool to drive value and differentiation in our products and services. We protect, use, and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position, and create shareholder value. Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms, and enforcement mechanisms across various international jurisdictions to establish and protect intellectual property rights related to our current and future business and operations.

As of December 31, 2021, we held over 100 granted patents and registrations worldwide, and had filed over 1,000 patent applications with domestic and foreign patent offices. Subject to required payments of annuities or maintenance fees, our granted patents and registrations have term durations of between 14 to 25 years from each patent or registration’s respective priority date, the duration being set according to the laws of the jurisdiction in which the patent or registration issues. Our existing patents have term durations that are scheduled to extend until their respective expiration dates, ranging from April 2028 to December 2046, based on each patent’s respective priority date. As of December 31, 2021, we had over 800 registered trademarks and had filed over 4,000 trademark applications with domestic and foreign trademark offices. Our registered trademarks have an indefinite life subject to the payment of maintenance fees and the laws of the jurisdiction in which the trademark is registered. As of December 31, 2021, we had two registered copyrights and had filed one copyright application with foreign copyright offices. Additionally, as of December 31, 2021, we had over 1,700 registered domains worldwide. In addition, we maintain a comprehensive identification and tracking function for the maintenance and protection of our trade secrets.

We intend to continue to vigorously pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

Cybersecurity and Privacy

We prioritize the trust of our customers and employees and place great emphasis on systems and product security, cybersecurity, and privacy. To protect our systems, products, and data, we apply a variety of technical and organizational security measures, procedures, and protocols in accordance with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We have a dedicated team of professionals that focus on application, network, and system security based upon a clearly defined organizational operating model. We have also commenced a corporate-wide data privacy program with dedicated cross-functional resources.

Utilizing the NIST Cybersecurity Framework, we have instituted a cybersecurity program designed to address the evolving cyber-threat landscape. This includes a company-wide risk management structure with capabilities to assess direct and indirect vendors and an enterprise Secure Software Development Lifecycle to ensure that we reduce our attack surface by remediating vulnerabilities in the development process itself. Additionally, our identity and access management procedures and controls are consistent with the NIST Cybersecurity Framework, including measures to validate and authenticate the identity of our corporate users.

We maintain a vulnerability management program that includes periodic scans designed to identify security vulnerabilities and implement a remediation. To detect threats to our enterprise and product security, we have implemented a cybersecurity monitoring capability that collects and analyzes telemetries from a wide range of sources and takes proactive

RIVIAN AUTOMOTIVE, INC.
actions to ensure the security of our systems. In addition, we conduct internal and external penetration tests, receive threat intelligence, follow incident response procedures, and remediate vulnerabilities according to severity and risk. Further, seeking to implement effective management, control, and protection, we have established a centralized, organization-wide view of information assets.

Our cloud security program seeks to enable secure cloud architecture deployments and extend security capabilities. Utilizing signed certificates, encryption keys, message authentication codes, and cryptography algorithms, we have deployed authentication and encryption as part of our efforts to secure our products, software, vehicles and their components, and OTA updates. Additionally, we utilize pre-condition checks, sequence and dependency execution, failure detection, and rollback and recovery when performing updates during the OTA process. We also work to increase cybersecurity awareness throughout the organization through education and training.

Our manufacturing operations involve a great deal of automation and technology. With that level of complexity and interconnectivity in mind, we are building cybersecurity into our manufacturing process itself, with the intent of enabling the business to remain resilient to any potential attacks at our manufacturing operations.

The objective of our privacy program is to facilitate beneficial uses of data to improve Rivian’s products and services while preserving our customers’ privacy expectations and complying with applicable law. Global privacy laws and practices will guide the operational design, controls, procedures, and policies for our program. Our strategy accounts for increased risk as our business scales by addressing appropriate security and access controls for customer and employee information. A core tenet of our privacy program is to implement privacy-by-design principles in both software and hardware development throughout our organization. Rivian’s privacy program will continue to evolve and adapt, utilizing best practices and tailored risk management frameworks, to allow for close collaboration across the organization, particularly between our information technology and legal functions, which is critical for an effective privacy program.

Human Capital

As of December 31, 2021, we had 10,422 employees across the United States, Canada, and Europe. Our global workforce is comprised of engineering and technology teams that are designing and developing future products and services, our operations and commercial teams that support the production, sale, and service of our launch vehicles, and our general and administrative teams. Our global footprint will continue to grow as we seek diverse communities to join us on our adventure.

As a team, we strive to Keep The World Adventurous Forever by attracting the right people in the right roles and harnessing their adventurous spirit. Below are our Compass principles: a set of behaviors that serve as the backbone of Rivian’s organizational culture. Compass serves as our guide to ensure we preserve and augment our culture through the people we attract, develop, and inspire.

•Come Together. We never take for granted the magic that occurs when thinkers and doers from different industries and geographies, lived experiences and perspectives, surround a challenge from all sides. So, we insist that our team members bring their authentic selves to work every single day. At times there will be disagreements, but that’s a good thing. Tension strengthens ideas. The scale of our impact rests on our ability to move quickly as one team. We challenge each other to deliver more as a group than we can as individuals - and get it done together. Many of our decisions around vehicle development were built on cross-functional discussion and debates which ultimately required coming together to produce the right outcome.
•Ask Why. Innovation isn’t the job of a small group within the Company. Better ways of doing things are waiting to be discovered, and it’s incumbent upon all of us to approach our work from a place of curiosity. Despite the breadth of objectives and the complexity of our goals, all our ideas begin the same way - from first principles. When we start with undeniable basic truths, it opens up a world of possibility. A first-principles approach enables us to discuss ideas rather than debate different sets of ideologies or dogmas from previous experiences. Every part of the Rivian customer experience is derived from employees continuously asking why and understanding the rationale behind every decision.

•Stay Open. The draw toward the unknown is strong within our team. We must continue to cultivate a willingness to greet uncertainty with open arms, and all the other stuff that comes along with it. Difficult questions. Unexpected turns. Redrawn plans. Gnawed pencils. Temple rubbing. Lots and lots of temple rubbing. When we stay open, hearts stretch, minds grow, new ideas surface and the impossible becomes fun. As our industry rapidly evolves, we don’t stand near existing anchors but instead plan ahead to imagine what this could be.

RIVIAN AUTOMOTIVE, INC.

•Zoom Out. Look up from where you are! We’re part of not one but many interdependent ecosystems, and our actions have ripples across our entire organization and beyond. While it’s easy to get mired in the day-to-day, so focused on the task in front of us, it’s important we never lose sight of what’s at stake or why we started down this path to begin with. As we develop our commercial roadmaps and blueprints, each team curates their share of the Rivian customer experience with a keen awareness of the broader ecosystem.

•Over Deliver. The word forever says it all. Our work is never done and that’s by design. Loving the world means always looking for more ways to do better. We don’t stop at good enough. In order to create the change we seek, we go beyond what is expected of us - respond to the problems of today while intentionally laying the groundwork for a better tomorrow. Multiple product launches and cutting-edge development across domains - over delivery on expectations is a core tenet of our strategy.

Our Commitment to Diversity and Belonging

Belonging is the ability to feel comfortable in your own skin. It is a feeling that we strive for all to experience. People are the heart of Rivian and belonging is interwoven in all we do, by establishing belonging as a driver of our culture and values. Belonging is a deliberate focus, every day.

At Rivian, we celebrate diversity and strive for inclusion and equity. To support, facilitate, and drive towards the goal of belonging for all, Rivian is developing a full range of internal programs and offerings for our employees, including internal mobility, career development, and strategic hiring programs, individual and community celebrations, commitments to inclusion through allyship, and learning and development. In addition, we offer Belonging Resource Groups and other networks and initiatives which facilitate the opportunity to come together as a community in conversation, education, and moments of celebration and change. All are welcome.

Our Climate Commitment
Responding effectively to climate change requires collective action and urgency. We believe we have a responsibility and opportunity to play a role in the global economic transition to net zero emissions. We aim to:

•measure and report GHG emissions annually;
•implement decarbonization strategies in line with the The Climate Pledge through real business change and innovations, including efficiency improvements, renewables, designing for sustainability, and other carbon abatement strategies;
•power our operations with 100% clean, renewable energy over time; and
•take actions to remove any remaining emissions and/or neutralize them with quantifiable, real, permanent, and socially beneficial offsets to become carbon neutral.

Our climate commitment is backed by our focus on applying sustainable practices across all facets of our business:

•Development. In developing our products, we have designed for efficient energy use and are planning for end of vehicle life. Repairability, recyclability, and reusability will be part of our product design. Beyond designing systems that can be easily recycled, our precise understanding of the health of every vehicle positions us to support maintaining the vehicles well beyond the first customer. Beyond thinking about extending vehicle life, we plan to repurpose or reclaim our battery packs and metals and remanufacture a number of high value components to be used for service parts.

•Operations. Like any company, we use resources to operate. Our goal is to do so efficiently and thoughtfully. We utilize adaptive-reuse construction practices, efficient energy management across our facilities, recyclable or reusable shipping materials at our plant, and streamlined logistics across our distribution channels. Our team is dedicated to quantifying our climate impact and improving how we operate currently and into the future.

•Manufacturing. Our net zero goal requires a tenacious commitment to manufacturing innovation. We will work with our materials suppliers and supply chain partners on sustainable sourcing practices and audit waste streams to gather the data needed to drive our efforts to use materials more responsibly. As we expand production at our

RIVIAN AUTOMOTIVE, INC.
Normal Factory, and build new sites to support our growth, environmental impact will be a significant factor in our planning and the outcomes we achieve.

Forever

At Rivian, we believe sustainable and inclusive business is vital to society, the environment, and humanity’s continued prosperity. Our philanthropic mission is focused on helping to Keep the World Adventurous Forever by preserving our natural systems for future generations. As part of this commitment, Forever was set up to expand our impact beyond the transportation and energy products and services we make and the associated competition they inspire. We aim to go further to address climate change and preserve the critical biodiversity needed for our planet’s long term survival. We intend to focus on high impact climate initiatives and preserving bio-diverse land, as these natural landscapes and seascapes are powerful carbon sinks, pulling carbon dioxide from the atmosphere and storing carbon in soil, grasses, shrubs, trees, coral reefs, sea grasses, and ocean floor sediments. We believe that these preservation efforts will help create a forcing function that helps drive the world to shift to more sustainable consumption behaviors and preserve the planet and its atmosphere for the many generations that will follow us.

In addition to land conservation and sustainable consumption initiatives, Forever will include research and educational stewardship intended to help communities understand, appreciate, and learn how to preserve our planet’s natural resources for future generations. Just as we strive to make the outdoors accessible to all, we need to make sure that we get as much of the world as possible engaged in the transition to a sustainable future.

Forever is comprised of two separate entities: Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”), and a 501(c)(3) non-operating private foundation (the “Rivian Foundation”).

In conjunction with our initial public offering (“IPO”), the Company donated approximately 8 million shares of Class A common stock and $20 million in cash as the initial funding of Forever by Rivian. By funding Forever by Rivian with our equity, the natural world will become a stakeholder in our success and as our company’s value grows by transitioning our customers to sustainable transportation solutions, so will the value of our impact and philanthropic giving creating a virtuous cycle of impact. With this sizable initial funding, we have no short-term plans to provide additional direct funding to Forever by Rivian in the future.

This is a critical moment where we must come together for the next generation. That is what we are trying to inspire — to Keep the World Adventurous Forever.

Corporate Information

Rivian Automotive, Inc. was incorporated on March 26, 2015 as a Delaware corporation. Our principal executive offices are located at 14600 Myford Road, Irvine, CA 92606, and our telephone number is (888) 748-4261. Our website address is www.rivian.com. Information contained on, or that can be accessed through, our website does not constitute part of this Form 10-K, and the inclusion of our website address in this Form 10-K is an inactive textual reference only.

We have proprietary rights to trademarks, trade names, and service marks appearing in this Form 10-K that are important to our business. Solely for convenience, the trademarks, trade names, and service marks may appear in this Form 10-K without the ®, ™, and ℠ symbols, but any such references are not intended to indicate, in any way, that we forgo or will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names, and service marks. All trademarks, trade names, and service marks appearing in this Form 10-K are the property of their respective owners.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investor Relations website at https://rivian.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

RIVIAN AUTOMOTIVE, INC.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully read and consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K (“ Form 10-K”). The risks and uncertainties described in these documents may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The factors discussed in these documents, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Related to Our Business

We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $0.4 billion, $1.0 billion, and $4.7 billion for the years ended December 31, 2019, 2020 and 2021, respectively . We believe that we will continue to incur operating and net losses in the future while we grow, including following our initial generation of revenues from the sale of our vehicles, which began with the R1T in September 2021 and the R1S and EDV in December 2021. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our vehicles and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, including the introduction of lower-priced vehicles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our consumer vehicles, such as the R1T and R1S, our commercial fleet vehicles, such as the EDV, and our services, which may not occur.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated material revenue from sales of our vehicles or other products and services to date. As we continue to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of the EDV and our other commercial products, will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring our other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers at the prices we establish. Market and geopolitical conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, the conflict in the Ukraine, fuel and energy prices, regulatory requirements and incentives, competition, and the pace and extent of vehicle electrification generally, will impact demand for the R1T, R1S, EDV, and our other commercial products, and ultimately our success.

Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven.

Our business depends in large part on our ability to develop, manufacture, market, and sell our vehicles. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to a number of reasons. The cascading impacts of the COVID-19 pandemic, and more recently the conflict in the Ukraine, have impacted our business and operations from facility construction to equipment installation to vehicle component supply.

RIVIAN AUTOMOTIVE, INC.

We launched our first consumer vehicles, the R1T and R1S, and first commercial vehicle, the EDV, and made our first deliveries in 2021. In conjunction with the launch of future products we may need to manufacture our vehicles in increasingly higher volumes than our present production capabilities at the Normal Factory. We have no experience as an organization in high volume manufacturing of EVs, and we do not expect to reach a vehicle production rate, which, when annualized, would result in us using 100% of the facility’s current installed capacity of up to 150,000 vehicles until late 2023. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products are and will be subject to risks, including with respect to:

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

We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials or other components used in our vehicles.

We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. For example, COVID-19, including associated variants, and the recent conflict in the Ukraine, have caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we have adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in higher costs. There have been very sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt with volatility in pricing expected to persist for the foreseeable future. In addition, our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality battery cells. These risks include:

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

RIVIAN AUTOMOTIVE, INC.
•an increase in the cost, or decrease in the available supply of raw materials used in battery cells, such as lithium, nickel, and cobalt.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. For example, due to the recent global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic and the conflict in the Ukraine, and the current inflationary environment in the United States, the cost of input materials, components and systems required to produce our vehicles has risen considerably, and we have increased, and may need to continue to increase, the prices of our vehicles in response to these and future cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the output and production of our vehicles. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our suppliers, including litigation to enforce such supply agreements, which would adversely affect our ability to source components from such suppliers. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, or if any such litigation to enforce our supply agreements is not resolved in our favor, it may be difficult to find replacement components. Additionally, our products contain thousands of parts that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of parts we have requested from a particular supplier due to supplier allocation decisions which are outside our control. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from the Normal Factory, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all. Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, and loss of access to important technology and tools for producing and supporting our products and services.

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

If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, or if those long-term supply agreements are not honored by our suppliers, we may be exposed to fluctuations in prices of components, materials, and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials, and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Increasing the announced or expected prices of our vehicles in response to increased costs has previously

RIVIAN AUTOMOTIVE, INC.
been viewed negatively by our potential customers, and any future attempts to increase prices could have similar results, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Semiconductor chips are a vital input component to the electrical architecture of our consumer and commercial vehicles, controlling wide aspects of the vehicles’ operations. Many of the key semiconductor chips used in our vehicles come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our vehicles. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are still in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, are currently experiencing, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021, which we expect will continue well into 2022, in part as a consequence of the continuing COVID-19 pandemic and the conflict in the Ukraine. As a result, our ability to source semiconductor chips used in our vehicles has been adversely affected. This shortage has resulted and will likely continue to result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we expect to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.

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

To date, we have generated minimal revenue from the initial sales of our vehicles. Our future success depends on us expanding commercial sales and attracting a large number of customers for our vehicles. In the near-term, however, we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 16.6% of our voting power as of December 31, 2021.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. We also have agreed under the EDV Agreement that until the fourth anniversary of when Logistics first receives EDVs (the “Initial Delivery Date”), whether or not Logistics purchases any EDVs from us, we will exclusively provide last mile delivery vehicles to Amazon, and from the fourth anniversary to the sixth anniversary of the Initial Delivery Date, Amazon will have a right of first refusal to purchase last mile delivery vehicles that we produce. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may

RIVIAN AUTOMOTIVE, INC.
influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive, and Logistics has announced their intent to purchase EVs, including last mile delivery vehicles, from other manufacturers, including those who are or may become competitors to us.

While the EDV Agreement provides that we will be reimbursed for certain development costs, it does not include any minimum purchase requirements or otherwise restrict Logistics from developing vehicles or collaborating with, or purchasing similar vehicles from, third parties. The EDV Agreement may be terminated by either party with or without cause, subject to compliance with certain termination provisions. If we fail to adequately perform under the EDV Agreement, if fewer EDVs are purchased than we anticipate, or if either party terminates the EDV Agreement for any reason, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we will provide to our customers. As of March 8, 2022, we had accepted preorders for approximately 83,000 R1 vehicles in the United States and Canada. Preorders are not commitments to purchase our R1T or R1S and are subject to cancellation by customers. If our existing preorder and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Further, our future success will also depend in part on securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. To date, we have limited experience selling our EVs and we may not be successful in attracting and retaining a large number of consumer and commercial customers. If, for any of these reasons, we are not able to attract and maintain consumer and commercial customers, our business, prospects, financial condition, results of operations, and cash flows would be materially harmed.

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

We also believe that our service offerings, including consumer confidence in our ability to provide and expand our charging solutions, as well as our ability to honor our obligations under our services packages and consumer and commercial subscriptions will be key factors in marketing our vehicles. As a result, consumers will be less likely to purchase our vehicles if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

RIVIAN AUTOMOTIVE, INC.
The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for sales with both EV manufacturers and traditional automotive companies, including those who have announced consumer and commercial vehicles that may be directly competitive to ours. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the recent significant increase in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. Under the EDV Agreement, we have granted Amazon certain exclusivity and first refusal rights which will initially restrict our ability to contract with other commercial customers. See “—We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate or none at all, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.” In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, may deter Amazon’s competitors or other third parties from contracting with us. Further, as a result of new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

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

We may underestimate or not effectively manage the capital expenditures and costs associated with our business and operations.

We have required significant capital to develop and grow our business, including developing our first vehicles to be manufactured at volume, the R1T and R1S, as well as building our brand. We expect to make additional capital expenditures and incur substantial costs as we prepare to commercially grow sales of our vehicles and grow our business, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, costs in connection with expanding our charging networks, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles but also to estimate and effectively manage our capital expenditures and costs. As we expand our product portfolio, including the introduction of lower-priced vehicles, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We may experience significant delays in the manufacture, and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our future business depends in large part on our ability to execute our plans to develop, manufacture, market, and sell our vehicles, including those currently in development for domestic and international markets. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected as a result of supply chain challenges and other related factors. Any further delay in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause liquidity constraints. Furthermore, we rely on third-party suppliers for the provision and development of key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components we could experience delays in delivering on our timelines. See “—We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials or other components used in our vehicles.”

We have no experience to date in high volume manufacturing of our vehicles. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that

RIVIAN AUTOMOTIVE, INC.
we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or in satisfaction of the requirements of customers.

We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and CEO.

We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and CEO. Dr. Scaringe is a significant influence on and driver of our business plan. If Dr. Scaringe were to discontinue his service due to death, disability or any other reason, or if his reputation is adversely impacted by personal actions or omissions or other events within or outside his control, we would be significantly disadvantaged.

In addition, Dr. Scaringe is a director of Forever by Rivian, and director and President of the Rivian Foundation. His position as a director of the Rivian Foundation and Forever by Rivian may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a member of the board of directors of the Rivian Foundation and Forever by Rivian which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

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

As we introduce new products and services or refine, improve, begin charging customers for, or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products or services will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

If we are unable to successfully introduce, integrate, and market new products and services, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell (or lease) our vehicles successfully.

We intend to continue to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated information technology (“IT”) systems, and we plan to initiate work on our newly announced manufacturing facility in Georgia in 2022. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

RIVIAN AUTOMOTIVE, INC.
•attracting and hiring skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future, including our planned second manufacturing plant;
•constructing and operationalizing our planned second manufacturing plant before our Normal Factory has reached full capacity;
•implementing IT systems that allow for efficiently scalable manufacturing operations;
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
•facing opposition from local anti-development groups or other special interest groups that are adverse to our business interests;
•failing to receive or maintain the support of local, state, federal or international politicians or other policymakers necessary to support expansion or new construction plans; and
•addressing any new markets and potentially unforeseen challenges as they arise.

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

Our business and prospects heavily depend on our ability to develop, maintain, and strengthen the Rivian brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the Rivian brand will depend heavily on our ability to provide high quality EVs and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining, and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the EU, and China, have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, such as production delays and price increases, whether or not such incidents are our fault, we have in the past and could in the future be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Rivian brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

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

We are passionate about continually enhancing the Rivian experience with a focus on driving long-term customer engagement through innovative, technologically advanced vehicles and services, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe

RIVIAN AUTOMOTIVE, INC.
that the decisions are consistent with our goals to improve the Rivian experience, which we believe will improve our financial results over the long-term. In the near-term, we will focus significant resources on research and development and sales and marketing to deliver the Rivian experience to our customers, which could impact our short-term financial results. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, prospects, financial condition, results of operations, and cash flows could be harmed.

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

We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components, including complex software to operate such machinery and to coordinate operating activities across the manufacturing plant. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time, especially as we ramp up production on new products, and will depend on repairs, spare parts, and IT solutions to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency.

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, in October 2021 we experienced a small fire in connection with a thermal runaway event in our battery module line at the Normal Factory. The event was quickly contained, resulted in no injuries or equipment damage, and did not result in production delays as the battery module line was back in service the following morning. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay.

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

RIVIAN AUTOMOTIVE, INC.
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

Our vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles. In addition, our vehicles depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

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

There are complex software and technology systems that need to be developed by us and in coordination with vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated.

Our vehicles and operations will use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers to reach mass production for our vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may harm our competitive position.

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

We are currently operating in a period of economic uncertainty, capital markets disruption, and supply chain interruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and the Ukraine. Our business, prospects, financial condition, results of operations, and cash flows may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from the conflict in the Ukraine or any other geopolitical tensions.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and the Ukraine. On February 24, 2022, a full-scale military invasion of the Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in the Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in the Ukraine and globally and assessing its potential impact on our business. The conflict in the Ukraine has led to sanctions and other penalties being

RIVIAN AUTOMOTIVE, INC.
levied by the United States, the EU, and other counties against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

We may not realize the benefits of our charging networks, including RAN DCFCs and Rivian Waypoints.

We continue to deploy our RAN DCFCs and Rivian Waypoints, which are networks of charging stations in the United States designed to provide charging capability to owners of our vehicles. We have initially focused our efforts on strategically deploying our charging stations in those regions with the highest concentration of customer preorders, major interstates as well as targeted destination areas. We intend to expand the charging networks throughout the United States and eventually in other countries, but we may be unable to do so due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining, and operating the networks. Although the RAN DCFCs and Rivian Waypoints are intended to address customer concerns regarding long distance travel, as well as enable our customers’ adventures through the strategic placement of charging stations in destination areas, these networks may not result in increased preorders or sales of our vehicles. If we do not realize the benefits of our charging networks, our brand and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure. Although we intend to expand our charging networks throughout the United States and eventually in other countries to address customer concerns, we may also be unable to expand RAN DCFCs and/or Rivian Waypoints as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for EVs, including ours. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

RIVIAN AUTOMOTIVE, INC.
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

As the scale of our vehicle production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facility. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation, and write-off costs, which could harm our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect our business, prospects, financial condition, results of operations, and cash flows. We also could be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Preorders for our vehicles are cancellable and fully refundable.

We offer waitlist preorders for consumers with a cancellable and fully refundable deposit of $1,000. Deposits paid to preorder the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. We have experienced customer cancellations of their preorders. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles.

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

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the ICE or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. Additionally, the introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

RIVIAN AUTOMOTIVE, INC.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, EVs.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt EVs, and even if EVs become more mainstream, consumers choosing us over other electric vehicle manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In addition, the demand for our vehicles and services will depend highly upon the adoption by consumers of new energy vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

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

RIVIAN AUTOMOTIVE, INC.

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

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we may apply or on which we may rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In addition, we earn tradable credits in the operation of our business under various regulations related to ZEV, GHG, fuel economy, renewable energy and clean fuel. For example, CAFE, GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time. In 2020, the EPA and the NHTSA enacted

RIVIAN AUTOMOTIVE, INC.
the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. With the change in Administration, some changes to the SAFE Vehicles rule have been finalized and others proposed. More stringent GHG standards and the rules reinstating California’s and other states’ authority, for example, already have been finalized. However, final CAFE standards are still pending. Moreover, the new GHG standards are currently being challenged in several lawsuits and the pending CAFE standards are likely to be challenged as well. If the reinstatement of California and state authority, or if the increased stringency of the fuel economy and GHG standards are successfully challenged, the value of certain regulatory credits would decrease. As a result, uncertainty remains about the future of the federal standards and the value of credits earned under them. In addition, new entrants to the electric vehicle and last-mile-delivery market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and/or sell such credits and could have a negative impact on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates rise, market rates for new vehicle financing will generally be expected to rise as well, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We will be subject to risks associated with exchange rate fluctuations, interest rate changes, commodity and credit risk.

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

In addition, although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Insufficient warranty reserves to cover future warranty claims could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

As our vehicles enter production, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. We expect to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, as we have only recently begun production of the R1T and R1S, we have limited operating experience with our vehicles, and therefore limited experience with warranty claims for these vehicles or with estimating warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Future field actions, including product recalls, could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.
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

We will become subject to product liability claims, which could harm our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our vehicles do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited field experience of our vehicles and because we are a new entrant into the market. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have material adverse effect on our brand, business, prospects, financial condition, results of operations, and cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

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

RIVIAN AUTOMOTIVE, INC.
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

Our success depends substantially on the continued efforts of our executive officers, key employees, and qualified personnel. We believe the depth and quality of the experience of our management team in the automotive and technology industries generally, and EVs in particular, is key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business operations. As we build our brand and becomes more well known, the risk that competitors or other companies may poach our talent increases. The failure to motivate and retain these personnel could seriously harm our business, prospectus, financial condition, results of operations, and cash flows.

In addition, Dr. Scaringe and Rose Marcario, current Rivian directors, are also directors of Forever by Rivian and Rivian’s Chief Financial Officer, Claire McDonough, serves as Secretary of Forever by Rivian. Dr. Scaringe is also director and President of the Rivian Foundation and Ms. McDonough serves as its Secretary and Treasurer. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us. Furthermore, such directors and officers may have significant duties to, and may devote a substantial amount of time serving, Forever by Rivian and the Rivian Foundation, and accordingly may limit their ability to devote a sufficient amount of attention toward their obligations to us, or to day-to-day activities of our business.

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

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, and developing the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. In addition, as a result of the COVID-19 pandemic, a significant number of our employees have been working remotely or working in our offices less than five days per week, and we expect such remote or reduced in-person work to continue in the future. This is resulting in fewer face-to-face interactions and increased pressure to create new and different methods to maintain our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

RIVIAN AUTOMOTIVE, INC.
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

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19 and associated variants. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants (some of which may be more transmissible, such as the Omicron variant or any subsequent potentially more virulent variant) has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our manufacturing plans, sales and marketing activities, business, prospects, financial condition, results of operations, and cash flows. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing plans and sales and marketing activities, and our business, prospects, financial condition, results of operations, and cash flows.

Due to operational shutdowns of certain of our direct and indirect suppliers as a result of COVID-19 and associated variants, we experienced delays and shortages of certain parts and materials necessary for the production of our vehicles. In some cases, suppliers were delayed in providing the required parts and/or materials, whereas in other cases, suppliers were able only to fulfill our orders on a partial basis or not at all. As a result of such delays and shortages, we are continuing to adapt our internal designs and processes in an effort to remedy or mitigate impacts on our production timeline, including for the mass production of our first consumer vehicles, the R1T and R1S. Despite such efforts, we cannot be certain these will sufficiently alleviate or mitigate delays or interruptions we may experience in the future, and, to the extent our production timeline is delayed, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Additionally, the spread of COVID-19 and associated variants has caused us to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors, and business partners. A significant number of our employees have been working remotely or working in our offices less than five days per week, and we expect such remote or reduced in-person work to continue in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be adversely impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects, financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact (including the availability of vaccines and the speed and extent of vaccine distribution and acceptance), how quickly and to what extent normal economic and operating activities can resume, and whether and to what extent COVID-19 or variants thereof, including the Omicron variant which has become widespread in the United States, re-emerge, spread and

RIVIAN AUTOMOTIVE, INC.
impact us, and our suppliers after normal activities resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt

RIVIAN AUTOMOTIVE, INC.
agreements, including a senior secured asset-based revolving credit facility (“ABL Facility”) and the indenture governing the senior secured floating rate notes due October 2026 (“2026 Notes”), contain or will contain restrictive covenants that may limit our operating flexibility.

As of December 31, 2021, our total principal amount of outstanding indebtedness was $1.3 billion. As of December 31, 2021, we had no borrowings under the ABL Facility. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

In addition, the credit agreement governing the ABL Facility and the indenture governing the 2026 Notes contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the credit agreement governing the ABL Facility or future debt agreements, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by all of our assets (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest when due under our facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indenture governing the 2026 Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business.

Certain of our existing indebtedness is, and indebtedness we incur in the future may be, variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to increase.

Borrowings under the ABL Facility and the 2026 Notes accrue interest at variable rates. As a result, interest rates on the ABL Facility, the 2026 Notes, or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our existing or any future variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

London Interbank Offered Rate (“LIBOR”) and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

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

RIVIAN AUTOMOTIVE, INC.
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

Certain of our principal stockholders or their affiliates are or may in the future engage in, and certain of our directors are affiliated with entities that may in the future engage in, commercial transactions with us, or business activities similar to those conducted by us which may compete directly or indirectly with us, causing such stockholders or persons to have conflicts of interest.

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

Risks Related to Information Technology, Intellectual Property, Data Security, and Privacy

Breaches in data security, failure of information security systems and privacy concerns could subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.

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

Any actual, alleged or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged or perceived data security incident we or our suppliers suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and provide any required notifications, including to regulators and/or individuals, and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liabilities. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposes a private right of action for certain security breaches that could lead to regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the General Data Protection Regulation (EU) 2016/6790 (the “GDPR”) or U.K. GDPR (as defined below), this could result in fines up to €20 million or 4% of annual global turnover (whichever is higher) under the GDPR or £17.5 million or 4% of total annual global turnover in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

RIVIAN AUTOMOTIVE, INC.
will be required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe, and elsewhere.

A wide variety of state, national, and international laws as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information. Evolving and changing definitions of personal data and personal information within the EU, the United Kingdom (“U.K.”), the United States, and elsewhere, may limit or inhibit our ability to operate or expand our business. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state and foreign consumer protection laws. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

By expanding into Europe and the United Kingdom, we will also be subject to the GDPR and the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (together referred to as the “U.K. GDPR”). The GDPR, and the national implementing legislation in EU member states, and the U.K. GDPR impose stringent data protection requirements and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing data subject rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining for the first time pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit.

The GDPR/U.K. GDPR requires, among other things, that personal information only be transferred outside of the EU/United Kingdom to jurisdictions which have not received an adequacy decision from the European Commission (or equivalent U.K. authority), including the United States, if steps are taken to legitimize and safeguard those data transfers. Furthermore, in July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-United States Privacy Shield Framework (the “Privacy Shield”), which provided a mechanism for the transfer of data from the European Economic Area (“EEA”)/United Kingdom to the United States, on the grounds that the Privacy Shield failed to offer adequate protections to EEA/United Kingdom personal information transferred to the United States. Further, while the CJEU upheld the adequacy of the standard

RIVIAN AUTOMOTIVE, INC.
contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (“Standard Contractual Clauses”), it made it clear that reliance alone on the Standard Contractual Clauses may not necessarily be sufficient to protect data transferred in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021 the European Commission published a new set of modular Standard Contractual Clauses providing for an 18 month implementation period. The new Standard Contractual Clauses apply only to the transfer of data outside of the EEA and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer confirmed in May 2021 that it is working on its own set of U.K.-specific standard contractual clauses and launched a public consultation period on its draft international data transfer agreement in August 2021. We are monitoring these developments, but we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

Although the European Commission adopted an adequacy decision on June 28, 2021, allowing the continued flow of personal data from Europe to the United Kingdom, this decision will expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and is subject to regular review and may be revoked if the United Kingdom diverges from its current adequate data protection laws following Brexit. As supervisory authorities continue to issue further guidance on personal information, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

By expanding into Europe and the United Kingdom we would also be subject to evolving EU and United Kingdom privacy laws on cookies and e-marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EU and the United Kingdom, informed consent is required for the placement of most cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision, regulators’ recent guidance and recent campaigns by a not-for-profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-

RIVIAN AUTOMOTIVE, INC.
related obligations to users or other third parties, or any compromise of security that results in the unauthorized access to or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may also incur significant expenses to comply with privacy, consumer protection and security standards and controls imposed by laws, regulations, industry standards, or contractual obligations.

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

RIVIAN AUTOMOTIVE, INC.
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

We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.

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

RIVIAN AUTOMOTIVE, INC.
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

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or that we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Many of our employees were previously employed by other automotive companies, by suppliers to automotive companies or companies with similar or related technology, products or services. We are, and may in the future become, subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or be enjoined from using certain technology, products, services, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. See “—We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.”

RIVIAN AUTOMOTIVE, INC.
Our use of open source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, claims or proceedings.

We use open source software in connection with the development and deployment of our products and services, and we expect to continue to use open source software in the future. Companies that use open source software in connection with their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses may require users who distribute proprietary software containing or linked to open source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open source code under the same open source license, which could include proprietary source code. In such cases, the open source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open source software and try to ensure that open source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts.

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

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are self-certified by the manufacturer under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Other jurisdictions outside the United States, such as Europe, require us to meet Type Approval requirements proving to regulators that our vehicles meet those relevant safety standards in effect in those countries. Failure by us to maintain compliance of the R1T, R1S, EDV, or obtain certification of compliance for any future EV model with motor vehicle safety standards in the United States, Canada, the EU or other jurisdictions would have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. Dealer associations have also resorted to lawsuits in state courts to challenge our ability to obtain dealer licenses and operate directly even in states that have laws that would otherwise allow us to own and operate retail locations. We expect dealer associations to continue to mount continued legal and legislative challenges to our business model.

RIVIAN AUTOMOTIVE, INC.
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

Contamination at properties currently or formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws, including CERCLA, and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.

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
•the increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of EVs;
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

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

RIVIAN AUTOMOTIVE, INC.
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

For example, in recent years the United States government has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials.

We are or will be subject to export control laws, and non-compliance with such laws can subject us to administrative, civil and criminal penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are or will be subject to export control laws, including the Export Administration Regulations administered by the United States Department of Commerce. United States export controls apply to (1) items that are produced in the United States, wherever they are geographically located; (2) all items located in the United States, even if only moving in transit through the United States; and (3) certain foreign-produced items, including those that incorporate more than de minimis levels of controlled United States-origin content. A violation of export control laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. A violation could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal penalties, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act 2010 also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

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

RIVIAN AUTOMOTIVE, INC.
We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, and employee benefit laws. For example, in March 2022 two separate shareholder class action lawsuits were filed against the Company, its directors, certain officers and its IPO underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. For example, in November 2021, a complaint was filed in a California state court by a former employee alleging that she was fired shortly after complaining about gender discrimination. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Even if we are successful in defending against legal claims, litigation could result in substantial costs and demand on management resources. See Part I, Item 3 “Legal Proceedings.”

We are involved in securities litigation and other related matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.

We are involved in securities litigation, and we may continue to be a target for securities and shareholder lawsuits in the future. For example, on March 7, 2022 an alleged stockholder filed suit against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters in the Central District of California, on behalf of a putative class of purchasers of Rivian common stock in our IPO. The complaint alleges violations of Section 11 of the Securities Act in connection with our IPO and, more specifically, that there were misstatements and omissions in Rivian’s registration statement in connection with the IPO. On March 22, 2022, another alleged stockholder filed a similar securities class action against Rivian Automotive, Inc., certain of our officers and directors, and our IPO underwriters, also in the Central District of California, on behalf of a putative class of purchasers of our common stock between November 10, 2021 and March 10, 2022. The complaint, in addition to alleging violations of Sections 11 and 15 of the Securities Act, alleges violations under Sections 10(b) and 20(a) of the Exchange Act. Each of these complaints seeks damages and attorneys’ fees, among other things. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed.

Changes in tax laws may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulation, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In particular, presidential, congressional, state, and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the United States government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on

RIVIAN AUTOMOTIVE, INC.
us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our ability to use net operating loss carryforwards and other tax attributes is limited due to certain provisions of the Internal Revenue Code.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future, and we may never achieve profitability. Under the Tax Cuts and Jobs Act, federal net operating losses (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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
•other events or factors, including those resulting from war, pandemics (including COVID-19 and associated variants), incidents of terrorism or responses to these events; and
•the other factors described in this Part I Item 1A “Risk Factors”.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of a stockholder’s investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low.

RIVIAN AUTOMOTIVE, INC.

Price and volume fluctuations in the stock market have affected and continue to affect many electric vehicle companies’ stock prices, including ours. Often, such stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. On March 7, 2022 an alleged stockholder filed suit against Rivian, certain of our officers and directors, and Rivian’s IPO underwriters in United States District Court for the Central District of California (the “Central District of California”), on behalf of a putative class of purchasers of Rivian common stock in our IPO. The complaint alleges violations of Section 11 of the Securities Act in connection with our IPO and, more specifically, that there were misstatements and omissions in Rivian’s registration statement in connection with the IPO. On March 22, 2022, another alleged stockholder filed a similar securities class action against Rivian, certain of our officers and directors, and our IPO underwriters, also in the Central District of California, on behalf of a putative class of purchasers of our common stock between November 10, 2021 and March 10, 2022. The complaint, in addition to alleging violations of Sections 11 and 15 of the Securities Act, alleges violations under Sections 10(b) and 20(a) of the Exchange Act. Each of these complaints seeks damages and attorneys’ fees, among other things. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 65.7% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.1% of the voting power of our outstanding capital stock but 2.1% of the total shares of common stock outstanding.

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

RIVIAN AUTOMOTIVE, INC.
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

We and all of our directors and executive officers and certain other record holders that together as of December 31, 2021 represented approximately 99.6% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (“Other Securities”) are subject to lock-up agreements and/or market standoff agreements that restrict our and their ability to sell or transfer shares of our capital stock for a period of 180 days from November 9, 2021, the date of the final prospectus, as filed with the SEC in connection with our IPO, subject to certain exceptions. Holders of approximately 3.6 million shares of Other Securities, issued under our equity incentive plans, are not subject to a market standoff agreement. In addition, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may release certain stockholders from the lock-up agreements prior to the end of the lock-up period. If not otherwise early released, when the applicable market standoff agreements or lock-up periods expire, we and our security holders subject to a lock-up agreement or such market standoff agreements will be able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon expiration of the lock-up agreements and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of December 31, 2021, we had stock options and restricted stock units (“RSUs”) outstanding that, if fully exercised, vested, or settled, would result in the issuance of approximately 102 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.

Further, based on shares outstanding as of December 31, 2021, holders of approximately 587 million shares of our common stock have rights after the completion of our IPO, subject to certain conditions, to require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders.

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

RIVIAN AUTOMOTIVE, INC.
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
•the requirement that a special meeting of stockholders may be called only by an officer of the Company pursuant to a resolution adopted by a majority of our board of directors then in office or the chairperson of our board of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

RIVIAN AUTOMOTIVE, INC.
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

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating such action in another jurisdiction, which could harm our business, prospects, financial condition, results of operations, and cash flows. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

General Risk Factors

Our business is subject to the risk of earthquakes, fire, power outages, floods, other natural disasters, the physical effects of climate change and other catastrophic events, and to interruption by man-made events such as terrorism.

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, droughts and wildfires, and other similar events. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. We plan to initially engineer, manufacture and assemble our vehicles at the Normal Factory. Further, in many cases, we rely on a single-source supplier for vehicle parts. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, the COVID-19 pandemic or otherwise, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our insurance strategy may not be adequate to protect us from all business risks.

In the ordinary course of business, we may be subject to losses resulting from product liability, consumer actions, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. While we currently carry commercial

RIVIAN AUTOMOTIVE, INC.
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

As disclosed in the final prospectus, as filed with the SEC in connection with our IPO, we previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The material weaknesses previously identified pertained to controls to address segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of December 31, 2021. The deficiencies identified did not result in a material misstatement to our financial statements.

RIVIAN AUTOMOTIVE, INC.
The material weaknesses described above arose because as a private company prior to our IPO, coupled with the rapid growth in our business, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

We have taken and will continue to take action to remediate these material weaknesses, including:

•implementation of processes and controls to better identify and manage segregation of duties risks;
•implementation of IT general controls to manage access and program changes within our IT environment and to support the evaluation, monitoring, and ongoing effectiveness of key application controls and key reports; and
•continued hiring of additional accounting, finance, IT, and other business process resources with public company and internal control experience to better assess and manage our segregation of duties and IT general control risks.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our

RIVIAN AUTOMOTIVE, INC.
consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Rivian is based in Southern California. Our principal facilities include leased properties in Northern California, Michigan, Arizona, Vancouver, the Netherlands, and the United Kingdom that are used for engineering, service, charging, retail, sales, and administrative activities. We also own an engineering, manufacturing, and assembly facility in the Normal Factory with the capacity to produce up to 150,000 vehicles annually. Our facilities are suitable and adequate for the conduct of our business.

Item 3. Legal Proceedings

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

These matters also include the following:

•On July 17, 2020, Tesla, Inc. (“Tesla”) filed suit against Rivian Automotive, Inc., Rivian Automotive, LLC and a number of former Tesla/current Rivian group employees in California Superior Court, Santa Clara County. The current operative pleading, the Fourth Amended Complaint (“4AC”) filed on September 28, 2021, alleges claims for trade secret misappropriation against Rivian and various individual defendants, as well as breach of contract and California Computer Data Access and Fraud Act claims against the individual defendants (but not against Rivian). Tesla alleges that the individual defendants took confidential and trade secret documents and information at Rivian’s direction when they left Tesla’s employ to join Rivian, including recruitment and personnel information, sales data, service data, manufacturing information, new market expansion information, and documents and code relating to battery technology. Tesla also alleges that by doing so, the individual defendants breached their non-disclosure and other agreements with Tesla. The 4AC seeks damages, injunctive relief and attorneys’ fees, among other things. We believe Tesla’s claims are meritless and intend to vigorously defend against this lawsuit.

•On March 7, 2022 an alleged stockholder filed suit against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters in the Central District of California, on behalf of a putative class of purchasers of Rivian common stock in our IPO. The complaint alleges violations of Section 11 of the Securities Act in connection with our IPO and, more specifically, that there were misstatements and omissions in Rivian’s registration

RIVIAN AUTOMOTIVE, INC.
statement in connection with the IPO. On March 22, 2022, another alleged stockholder filed a similar securities class action against Rivian Automotive, Inc., certain of our officers and directors, and our IPO underwriters, also in the Central District of California, on behalf of a putative class of purchasers of our common stock between November 10, 2021 and March 10, 2022. The complaint, in addition to alleging violations of Sections 11 and 15 of the Securities Act, alleges violations under Sections 10(b) and 20(a) of the Exchange Act. Each of these complaints seeks damages and attorneys’ fees, among other things. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Management believes these lawsuit are meritless and intends to vigorously defend against them.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge we believe that the final outcome of these pending matters will not have a material adverse effect on our business, results of operations or financial condition.

Notwithstanding, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors.
For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see Part I, Item 1A. “Risk Factors” and specifically, the sections titled “We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.” and “We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.” See also Note 12 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

RIVIAN AUTOMOTIVE, INC.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”), Class A common stock has been traded on the Nasdaq Global Select Market under the symbol “RIVN” since November 10, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is not listed or traded on any stock exchange.

Holders

As of March 14, 2022, there were approximately 284 shareholders of record of our Class A common stock and one shareholder of record of our Class B common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of our Class A common stock is held in “street name” by brokers, banks, and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Our operations are generally conducted through our subsidiaries, and accordingly, our ability to pay dividends to our stockholders will be dependent on the earnings and distributions of funds from these subsidiaries. Covenants in the senior secured asset-based revolving credit facility (“ABL Facility”) and the indenture governing the senior secured floating rate notes due October 2026 (“2026 Notes”) are material restrictions on the ability of certain of our subsidiaries to pay dividends to us, and we may enter into credit agreements or other borrowing arrangements in the future that restrict our ability to declare or pay cash dividends or make distributions in the future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments and applicable law.

Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2021 that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Preferred Stock

In January 2021, we issued and sold to investors in a private placement an aggregate of 71,913,170 shares of Series F preferred stock at a purchase price of $36.85 per share, for aggregate consideration of approximately $2.7 billion. Upon the closing of our initial public offering (“IPO”), all outstanding shares of contingently redeemable convertible preferred stock converted into an aggregate 575,864,510 shares of Class A common stock.

Common Stock

•In January 2021, we issued and sold to a member of our board of directors and an investor in private placements an aggregate of 80,572 shares of common stock at a purchase price of $21.72 per share, for aggregate consideration of approximately $2 million.

•In April and May 2021, we issued and sold to members of our board of directors in private placements an aggregate of 65,232 shares of common stock at a purchase price of $30.66 per share, for aggregate consideration of approximately $2 million.

RIVIAN AUTOMOTIVE, INC.
•In August 2021, we issued and sold to a member of our board of directors in a private placement an aggregate of 7,791 shares of common stock at a purchase price of $32.09 per share, for aggregate consideration of approximately $0.3 million.

Convertible Notes

In July 2021, we issued convertible promissory notes to investors for an aggregate principal amount of $2.5 billion. In November 2021, the convertible promissory notes converted into 37,707,390 shares of Class A common stock at a conversion price equal to $66.30 per share.

Plan-Related Issuances

During the year ended December 31, 2021, we granted to our employees, officers, directors, consultants and other service providers options to purchase an aggregate of 29 million shares of common stock at the weighted average exercise price of $22.06 per share and restricted stock units representing an aggregate of 26 million shares of common stock, under the 2015 Long-Term Incentive Plan (“2015 Stock Plan”) prior to the IPO and under the 2021 Incentive Award Plan (“2021 Stock Plan”) after the IPO.

The issuances of the above securities prior to the IPO were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On November 15, 2021, we completed our IPO. The net proceeds to us from the IPO were $13.5 billion, after deducting the underwriting discount and commissions of approximately $185 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259992), as amended (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (“SEC”) on November 9, 2021.

The net proceeds from our IPO have been invested in investment grade instruments. There has been no material change in the use of proceeds from our IPO as described in our final prospectus, as filed with the SEC in connection with our IPO.

Stock Performance Graph

The following stock performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

RIVIAN AUTOMOTIVE, INC.
The graph below compares the cumulative weekly stockholder return on our Class A common stock with the cumulative weekly total return on the Nasdaq Composite Index and the Nasdaq OMX Global Automobile, none of which pay dividends. It assumes an initial investment of $100 at the market close on November 10, 2021, which is the first day our Class A common stock began trading.
The following table summarizes stock performance graph data points in dollars.

	Base Period	Weeks Ending
	11/10/21	11/12/21	11/19/21	11/26/21	12/03/21	12/10/21	12/17/21	12/24/21	12/31/21
Rivian	$100	$129	$128	$111	$104	$114	$97	$96	$103
NASDAQ Composite	$100	$102	$103	$99	$97	$100	$97	$100	$100
NASDAQ OMX Global Automobile	$100	$101	$102	$98	$96	$96	$94	$95	$94

Item 6. [ Reserved ]

RIVIAN AUTOMOTIVE, INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Rivian exists to create products and services that help our planet transition to carbon neutral energy and transportation. Rivian designs, develops, and manufactures category-defining EVs and accessories and sells them directly to customers in the consumer and commercial markets. Rivian complements its vehicles with a full suite of proprietary, value-added services that address the entire lifecycle of the vehicle and deepen its customer relationships.

In the consumer market, we launched the R1 platform with our first generation of consumer vehicles: the R1T, a two-row, five-passenger pickup truck, and the R1S, a three-row, seven-passenger SUV. We made our first deliveries of the R1T and R1S in September and December 2021, respectively. As of December 31, 2021, we produced 1,009 and delivered 917 R1Ts, and produced and delivered two R1Ss. As of March 8, 2022, we had approximately 83,000 R1 preorders in the United States of America (“United States") and Canada from customers who each paid a cancellable and fully refundable deposit of $1,000.

In the commercial market, we launched the RCV platform. Our first vehicle on this platform is our EDV, designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. Amazon has placed an initial order of 100,000 EDVs, subject to modification as described under Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" in this Form 10-K.

Initial Public Offering

In November 2021, we completed our underwritten IPO of 175,950,000 shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase from us an additional 22,950,000 shares of Class A common stock. The net proceeds to us from the IPO were $13.5 billion.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part I, Item 1A “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. Based on current preorders, our initial launch products - the R1T, R1S, and EDV - appear to resonate with customers and, we believe, have established the Rivian brand in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience.

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

RIVIAN AUTOMOTIVE, INC.
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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials, including metals, battery cells, and semiconductors. Any inability or unwillingness of our suppliers to deliver necessary product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of materials, supply interruptions, or material shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations or disruptions in supply of input materials that could impact our financial performance. For example, the recent global semiconductor supply shortage is having wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. In addition, there have been very sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt with volatility in pricing expected to persist for the foreseeable future. Furthermore, during the year ended December 31, 2021, we experienced increased logistics cost due to expedited freight associated with supply chain challenges. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by the supply chain in the near-future. We continue to work diligently and collaboratively with suppliers to identify and head off problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations in the United States, Canada, the United Kingdom (“U.K.”), and the European Union (“EU”). We believe we are well-positioned for international expansion in light of a healthy global demand for EVs and for the vehicle segments in which we currently, and expect to, operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly and without a significant physical retail footprint; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery, and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual

RIVIAN AUTOMOTIVE, INC.
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

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect volumes of commercial vehicle sales to be less in the winter months, as customers shift their focus to making last mile deliveries during holidays, rather than incorporating more vehicles into their fleet. We do not expect such seasonality in demand to significantly impact our operations in the near-term as we scale our business due to our backlog of preorders; however, we may experience seasonal variations in our business in the long-term.

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

Additionally, COVID-19, including associated variants, as well as the more recent conflict in the Ukraine have caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, as well as higher prices for certain parts, including semiconductors, materials, and equipment necessary to produce our vehicles. In response, we have adapted various internal designs and processes to remedy or mitigate impacts of such disruptions and delays on our production timeline, which has resulted in higher costs.

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

•Inflation. The United States economy has experienced various disruptions, including supply chain shortages which have contributed to increased inflation. The cost of input materials (e.g., sheet metal), components (e.g., semiconductors), and systems (e.g., seats) required to produce our vehicles has risen considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Components of Operating Results

We expect to incur significant operating costs and expenses that will impact our future profitability, including research and development (“R&D”) expenses as we develop and introduce new vehicles and services and improve our existing vehicles and services, capital expenditures in the expansion of our manufacturing footprint and operations, additional operating costs and expenses for production ramp-up, raw material procurement costs, general and administrative expenses as we scale our operations, and selling and distribution expenses as we market our vehicles and services. In addition, we may incur significant costs in connection with our services once we deliver our vehicles, including servicing and warranty costs. Our ability to become profitable in the future will depend on our ability not only to successfully market and sell our vehicles and services at prices we establish, but also to appropriately control costs and realize economies of scale.

RIVIAN AUTOMOTIVE, INC.
Revenues and Cost of revenues

We are a development stage company and have only recently started to generate notable revenues. Vehicle production and deliveries began in September 2021. As we expand production and commercialization of vehicles, we expect the majority of our revenue will be initially derived from sales of consumer and commercial vehicles, accessories, and regulatory credits. We expect the majority of our costs of revenues will initially be driven by labor, overhead, logistics, and direct material expenses related to the production of consumer and commercial vehicles and accessories, as well as costs incurred in excess of the net realizable value (“NRV”) of certain inventory. Additionally, we started recognizing recurring non-cash stock compensation charges in the quarter ended December 31, 2021 in connection with the performance-based vesting condition of RSUs and stock options being met upon the IPO.

Operating expenses

Research and development

Our R&D cost consists primarily of expenses incurred for the development of our vehicles and related technologies. These expenses include:

• personnel expenses for teams in engineering and research;

• prototyping expenses;

• consulting and contractor expenses;

• amortized equipment expenses; and

• allocation of indirect expenses.

Additionally, we started recognizing recurring non-cash stock compensation charges in the quarter ended December 31, 2021 in connection with the performance-based vesting condition of RSUs and stock options being met upon the IPO. We expense R&D costs as incurred. We expect our R&D expenses to increase in the foreseeable future as we continue to develop vehicle platforms, next generation EVs and components, and other technologies.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of personnel costs for employees in our sales, service, facilities, corporate, executive, finance, and other administrative functions, as well as outside professional services, including legal, accounting, and audit services. Personnel costs consist of salaries and wages, benefits, and employment taxes. Additionally, we started recognizing recurring non-cash stock compensation charges in the quarter ended December 31, 2021 in connection with the performance-based vesting condition of RSUs and stock options being met upon the IPO. SG&A expenses also include allocated facilities expenses such as rent and depreciation, and other general corporate expenses such as travel and recruiting expenses.

We expect our SG&A expenses to increase for the foreseeable future as we continue to scale as a company, build out our service and sales operations, and produce our planned future vehicle platforms and programs. We also expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with rules and regulations of the SEC and of applicable national securities exchanges, as well as legal, audit, investor relations, insurance, and other administrative and professional services expenses.

Other expenses

Other expenses consist of charitable contributions to Forever by Rivian.

RIVIAN AUTOMOTIVE, INC.
Other (expense) income, net

Other (expense) income, net consists primarily of non-operating expenses and income such as interest expense, amortization of debt discounts and issuance costs, and other gains or losses associated with our debt financing arrangements, as well as interest income earned on investments.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we do business. We maintain a full valuation allowance on our United States federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented (in millions). The year-to-year comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2019	2020	2021
Revenues	$—	$—	$55
Cost of revenues	—	—	520
Gross profit	—	—	(465)
Operating expenses
Research and development	$301	$766	$1,850
Selling, general, and administrative	108	255	1,242
Other expenses	—	—	663
Total operating expenses	409	1,021	3,755
Loss from operations	(409)	(1,021)	(4,220)
Interest income	18	10	3
Interest expense	(34)	(8)	(29)
Loss on convertible notes, net	—	—	(441)
Other (expense) income, net	(1)	1	(1)
Loss before income taxes	(426)	(1,018)	(4,688)
Provision for income taxes	—	—	—
Net loss	$(426)	$(1,018)	$(4,688)

Comparison of the years ended December 31, 2019, 2020 and 2021

Revenues

	Years ended December 31,			2019 vs 2020 Change		2020 vs 2021 Change
(in millions)	2019	2020	2021	$	%	$	%
Revenues	$—	$—	$55	$—	nm	$55	nm

*nm-not meaningful

Revenues increased by approximately $55 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was achieved primarily through our first customer deliveries of 917 R1Ts.

RIVIAN AUTOMOTIVE, INC.
Cost of revenues and Gross profit

	Years ended December 31,			2019 vs 2020 Change		2020 vs 2021 Change
(in millions)	2019	2020	2021	$	%	$	%
Cost of revenues	$—	$—	$520	$—	nm	$520	nm
Gross profit	$—	$—	$(465)	$—	nm	$(465)	nm

*nm-not meaningful

Cost of revenues increased by $520 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of the manufacture and sale of our first production vehicles.

Negative gross profit increased by $465 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. As we produce vehicles at low volumes on production lines designed for higher volume, we have and will continue to experience negative gross profit related to significant labor and overhead costs. The pressure on gross profit from limited volumes will continue in the near term, but we expect it will improve on a per-vehicle basis as production volumes ramp up faster than future labor and overhead cost increases. Additionally, we recorded a lower of cost or net realizable value (“LCNRV”) adjustment of $95 million for the year ended December 31, 2021 to write-down the value of certain inventory to the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale). We expect LCNRV charges to negatively impact upcoming periods in the near term. We also experienced increased logistics costs due to expedited freight associated with supply chain challenges, which we expect to continue in the near future.

Research and development

	Years ended December 31,			2019 vs 2020 Change		2020 vs 2021 Change
(in millions)	2019	2020	2021	$	%	$	%
Research and development	$301	$766	$1,850	$465	154%	$1,084	142%

2020 compared to 2019

R&D expenses increased by $465 million, or 154%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily due to a $212 million increase in engineering, design, and development costs and a $182 million increase in payroll and subcontracting expenses.

The primary drivers for these higher expenses were our increased efforts related to our R1 and EDV programs and other advanced product development activities. During this period, we started our pre-production vehicle builds, which required significant investment to manufacture and test vehicles, and had higher personnel costs to support these activities.
2021 compared to 2020

R&D expenses increased by $1,084 million, or 142%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily due to a $344 million increase in the cost of prototype materials and supplier R&D, a $293 million increase in payroll and related expenses, and $277 million of stock-based compensation expense.

The primary drivers for these higher expenses were our increased efforts related to our R1 and EDV programs, important investments related to other advanced product development activities, and higher headcount and personnel costs. We plan to continue to invest in future vehicle platforms and vertical integration, as well as current technologies, including in-vehicle and Rivian Cloud.

RIVIAN AUTOMOTIVE, INC.
Selling, general, and administrative

	Years ended December 31,			2019 vs 2020 Change		2020 vs 2021 Change
(in millions)	2019	2020	2021	$	%	$	%
Selling, general, and administrative	$108	$255	$1,242	$147	136%	$987	387%

2020 compared to 2019

SG&A expenses increased by $147 million, or 136%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily due to an $89 million increase in payroll and related expenses and a $25 million increase in facilities and other occupancy costs, driven by higher headcount and office location expansions.

2021 compared to 2020

SG&A expenses increased by $987 million, or 387%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily due to a $258 million increase in payroll and related expenses, $277 million of stock-based compensation expense (which was not recognized in prior periods, given our IPO occurred during the year ended December 31, 2021), a $103 million increase in facilities and other occupancy costs, a $66 million increase in subcontractor and other professional fees, and an increase in other miscellaneous operating expenses, including fees for contract cancellations, certain logistics costs, promotional costs, expenses for information technology, and travel, meal, and entertainment costs.

The primary drivers for these higher expenses were our efforts to further scale our sales and service operations, office locations, customer-facing facilities, and other corporate functions to support our future business growth, including higher headcount and increased personnel costs. We also plan to make corresponding investments in our facilities, service network, commercial operations, and technology for our future operations.

Other expenses

	Years ended December 31,			2019 vs 2020 Change		2020 vs 2021 Change
(in millions)	2019	2020	2021	$	%	$	%
Other expenses	$—	$—	$663	$—	nm	$663	nm

*nm-not meaningful

2021 compared to 2020

Other expenses increased by $663 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of the Company’s donation of approximately 8 million shares of Class A common stock and $20 million in cash to Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”). With this sizable initial funding, we have no short-term plans to provide additional direct funding to Forever by Rivian in the future.

Other (expense) income, net

	Years ended December 31,			2019 vs 2020 Change		2020 vs 2021 Change
(in millions)	2019	2020	2021	$	%	$	%
Interest income	$18	$10	$3	$(8)	(44)%	$(7)	(70)%
Interest expense	$(34)	$(8)	$(29)	$(26)	(76)%	$21	263%
Loss on convertible notes, net	$—	$—	$(441)	$—	nm	$441	nm
Other (expense) income, net	$(1)	$1	$(1)	$2	nm	$(2)	nm

*nm-not meaningful

RIVIAN AUTOMOTIVE, INC.
2020 compared to 2019

Interest income decreased by $8 million, or 44%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was primarily due to lower market rates, partially offset by a higher average balance of cash and cash equivalents.

Interest expense decreased by $26 million, or 76%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was primarily due to the amortization of debt discount upon the conversion of convertible debt during 2019, as well as lower market interest rates in 2020 associated with the Term Facility (as defined in Note 6 “Debt” to our consolidated financial statements included elsewhere in this Form 10-K).

2021 compared to 2020

Interest income decreased by $7 million, or 70%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This decrease was primarily due to lower market rates, partially offset by a higher average balance of cash and cash equivalents.

Interest expense increased by $21 million, or 263% for the year ended December 31, 2021, compared to year ended December 31, 2020. This increase was primarily due to higher average debt balances and interest rates with the issuance of the 2026 Notes. See Note 6 “Debt” to our consolidated financial statements included elsewhere in this Form 10-K for more information on the 2026 Notes. We expect interest expense to increase in the near term, according to changes in the interest rate environment.

Loss on convertible notes, net for the year ended December 31, 2021 resulted from the conversion of the 2021 Convertible Notes. See Note 6 “Debt” to our consolidated financial statements included elsewhere in this Form 10-K for more information on the 2021 Convertible Notes.

Provision for income taxes

As of December 31, 2019, 2020 and 2021, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. As of December 31, 2020 and 2021, we had cash and cash equivalents of $3 billion and $18 billion, respectively, and availability under the ABL Facility was $306 million at December 31, 2021.

In January 2021, we issued 71,913,170 shares of Series F contingently redeemable convertible preferred stock to a group of investors at a price of $36.85 per share for total gross proceeds of $2.7 billion. Upon the closing of our IPO, all outstanding shares of contingently redeemable convertible preferred stock converted into an aggregate 575,864,510 shares of Class A common stock.

In February 2021, we paid all outstanding amounts under the variable rate Term Facility Agreement (“Term Facility”).

In May 2021,we entered into the ABL Facility, which will mature on May 20, 2025. As of December 31, 2021, we had $306 million of unused committed amounts under the ABL Facility. The ABL Facility contains certain affirmative and negative covenants and conditions to borrowing or taking other actions that restrict certain of our subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. As of December 31, 2021, we were in compliance with the covenants and conditions of the ABL Facility. See Note 6 “Debt” to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding the ABL Facility.

In July 2021, we issued the unsecured senior convertible promissory notes due July 2026 (“2021 Convertible Notes”) at $2.5 billion aggregate principal amount. The 2021 Convertible Notes would have matured on July 23, 2026 and accrued interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%)

RIVIAN AUTOMOTIVE, INC.
after June 30, 2022. Upon the closing of our IPO, the 2021 Convertible Notes automatically converted into shares of our Class A common stock at a conversion price equal to $66.30 per share.

In October 2021,we issued $1.25 billion aggregate principal amount of 2026 Notes. The 2026 Notes have a maturity of five years from the date of their original issuance. The 2026 Notes require certain of our subsidiaries to comply with a number of customary covenants (including restrictions on incurrence of indebtedness, liens, the making of restricted payments, and dispositions), in each case substantially similar to the corresponding covenants under the ABL Facility as described above. In addition, the 2026 Notes contain a minimum liquidity covenant (but no other financial covenants) requiring us to maintain no less than $1.0 billion of liquidity, which will fall away upon meeting a fixed charge coverage ratio of greater than 1.0 for two consecutive quarters. See Note 6 “Debt” to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding the 2026 Notes.

In November 2021, we completed our underwritten IPO of 175,950,000 shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase from us an additional 22,950,000 shares of Class A common stock. The net proceeds to us from the IPO were $13.5 billion.

We have generated significant losses from operations, as reflected in our accumulated deficit of $1.7 billion and $6.4 billion as of December 31, 2020 and 2021, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant investments in capital over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity at the Normal Factory and initiating work on our second domestic manufacturing facility in Georgia. We also anticipate continuing to make significant investments in future growth objectives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, our service network, charging infrastructure, and digital offerings.

As of December 31, 2020 and 2021, our non-cancellable commitments as disclosed in Note 5 "Leases", Note 6 “Debt”, and Note 12 "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Form 10-K, do not include any commitments related to these ongoing investments as we do not have any related material commitments that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase as we ramp vehicle production and continue to invest in R&D activities and roll out our commercial infrastructure in support of our growing customer base.

We believe our existing balance of cash and cash equivalents, including the net proceeds from our IPO and in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on R&D efforts and other growth initiatives, the expansion of manufacturing activities, the timing of new products and services, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that future investments will require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operational and financial covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

	Years Ended December 31,
(in millions)	2019	2020	2021
Net cash used in operating activities	(353)	(848)	(2,622)
Net cash used in investing activities	(199)	(914)	(1,794)
Net cash provided by financing activities	2,811	2,500	19,828

RIVIAN AUTOMOTIVE, INC.
Operating Activities
Net cash used in operating activities increased by $0.5 billion during the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by higher cash outlays to support overall growth of the business, especially in R&D related to the progress of our vehicle programs (such as prototype expenses) and various SG&A activities related to scaling our operations (such as payroll).

Net cash used in operating activities increased by $1.8 billion during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by higher cash outlays to support overall growth of the business, especially in R&D related to the progress of our vehicle programs (such as prototype expenses), various SG&A activities related to scaling our corporate and commercial operations (such as payroll), and the manufacturing and sale of our first products from our Normal Factory. The overall growth of the business also resulted in increases in net operating assets (especially inventory for the start of production) and offsetting increases in operating liabilities (including payables and accrued expenses).

Investing Activities

Net cash used in investing activities increased by $0.7 billion during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by increased capital expenditures related to the build-out of our Normal Factory.

Net cash used in investing activities increased by $0.9 billion during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the build-out of our Normal Factory, and to a lesser extent by investments in corporate workplaces, lab facilities, service operations, and experience spaces.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019 of $2.8 billion was primarily driven by proceeds from the issuance of shares of Series A, B, C and D contingently redeemable convertible preferred stock.

Net cash provided by financing activities during the year ended December 31, 2020 of $2.5 billion was primarily driven by proceeds from the issuance of shares of Series E contingently redeemable convertible preferred stock.

Net cash provided by financing activities during the year ended December 31, 2021 of $19.8 billion was primarily driven by $13.5 billion in net proceeds from our IPO, $2.7 billion in proceeds from the issuance of shares of Series F contingently redeemable convertible preferred stock, $2.5 billion in proceeds from the issuance of the 2021 Convertible Notes, and $1.2 billion in net proceeds from the issuance of the 2026 Notes.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and the discussion and analysis of our financial condition and operating results require us to make judgments, assumptions, and estimates that affect the amounts reported. We base these estimates on historical experience and on various other assumptions we believe are appropriate and reasonable under the circumstances and apply judgement to possible outcomes as the basis for amounts reported. Because of the inherent uncertainties involved in making such estimates, actual results may differ, and such differences may be material.

We consider the following policies and estimates critical because they are important to the portrayal of our financial condition and operating results, and they require us to make judgments and estimates about inherently uncertain matters. For further information on all of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Form 10-K.

Inventory Valuation

We review our inventory to ensure that its carrying value does not exceed its NRV, with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal and transportation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of revenue for the difference.

RIVIAN AUTOMOTIVE, INC.
Once a write-off occurs, a new, lower cost basis is established. We also regularly monitor inventory quantities on hand and on order and record write-downs for excess and obsolete inventories based on our estimates of the future demand for our products and market and economic conditions and for damaged or otherwise impaired goods.

Should our estimates used in these calculations change in the future, such as estimated selling prices or production costs, additional write-downs may occur. A hypothetical 10% change in estimated selling prices or production costs would have resulted in approximately a $20 million change in the inventory write-down for the year ended December 31, 2021.

Stock-Based Compensation

We measure our stock-based awards at their grant date at the fair value of the award and expense that value over the vesting period, net of actual forfeitures, when we consider any performance targets probable of being achieved. Generally, the Company’s outstanding stock-based awards vest in quarterly or annual installments based on a requisite service period of one to four years of continuous service and may contain performance or market conditions related to production, stock price, and other targets. We have two types of stock-based awards granted and outstanding under the 2015 Stock Plan and 2021 Stock Plan: stock options and restricted stock units (“RSUs”).

We calculate the fair value of most stock options using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the expected stock price volatility, term of the award, risk-free interest rates, and dividend yield of our Class A common stock. Expected volatility is based on historical volatility rates of peer companies. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for zero-coupon Treasury notes with maturities approximating the respective expected term of the stock option. The expected term represents the average time the Company’s stock options are expected to be outstanding and requires us to develop an expectation of when the award will vest.

Additionally, we have granted stock option awards with service-based vesting conditions and market-based conditions that are incorporated into the estimation of the grant-date fair value of the awards. We determined the fair value of these awards by utilizing a Monte Carlo simulation model that incorporates the possibility that the market-based conditions may not be satisfied. The Monte Carlo simulation also requires certain subjective inputs and assumptions, including expected stock price volatility, term, and risk-free interest rates, which are estimated as described above, except for the expected term. We estimate the expected term of the award based on various stock price and exercise scenarios.

The fair value of our common stock is also an input to the estimated fair value of our stock options and is equivalent to the fair value of our RSUs. Prior to our IPO, the method for estimating the fair value of our common stock required complex and subjective judgments regarding our projected financial results. We utilized an independent appraisal of the fair market value of our common stock, which relied on a market approach with an adjustment for lack of marketability given that the shares underlying the awards were not publicly traded. The market approach incorporated a backsolve method to the most recent equity funding round and a probability-weighted expected return method (“PWERM”) that estimated equity value in an IPO scenario. We arrived at the estimated fair value of our common stock by weighting the backsolve and PWERM valuation methods based on our anticipated probability of an IPO as of each valuation date.

In light of initial information received in estimating our IPO price range, we changed the method for estimating the fair value of our common stock. From July 20, 2021 to our IPO, the method used was a straight-line interpolation from the July 20, 2021 fair value estimated by the independent appraisal to the midpoint of the initial IPO price range.

As we continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis, those assumptions may change. As we continue to accumulate additional data related to our common stock, we may revise our methods for estimating volatility, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we recognize in future periods. A hypothetical 10% change in our estimated stock price, volatility, and expected term during the year ended December 31, 2021 would have resulted in approximately a 16%, 7%, and 4% change, respectively, in the weighted-average grant date fair value of stock options valued using the Black-Scholes option pricing model.

RIVIAN AUTOMOTIVE, INC.
Recent Accounting Pronouncements

See Note 3 "New Accounting Standards" to our consolidated financial statements included elsewhere in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”) allows emerging growth companies to use the extended transition period for complying with new or revised accounting standards. As a result of our election to use the extended transition period, our consolidated financial statements and related notes for the years ended December 31, 2019 and 2020 included in this Form 10-K may not be comparable to companies that comply with public company effective dates. We ceased to be an “emerging growth company,” as defined in the JOBS Act, as of October 8, 2021 due to our issuance, in a three-year period, of more than $1.0 billion in non-convertible debt securities. As a result, we have not applied the extended transition period for new or revised accounting standards beginning with our consolidated financial statements and related notes for the year ended December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Supply Risk

We are subject to risks related to our dependence on suppliers, the majority of which are single source providers of parts or components for our products. Any inability or unwillingness of our suppliers to deliver necessary product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, growth prospects, and financial and operating results. Fluctuations in the cost of materials, supply interruptions, or material shortages could materially impact our business.

We have experienced and may continue to experience cost fluctuations or disruptions in supply of input materials that could impact our financial performance. For example, the recent global semiconductor supply shortage is having wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. In addition, there have been very sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt with volatility in pricing expected to persist for the foreseeable future. Furthermore, during the year ended December 31, 2021, we experienced increased logistics cost due to expedited freight associated with supply chain challenges. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by the supply chain in the near-future. We continue to work diligently and collaboratively with suppliers to identify and head off problems or constraints as quickly as possible.

Inflation Risk

The United States economy has experienced various disruptions, including supply chain shortages which have contributed to increased inflation. The cost of input materials (e.g., sheet metal), components (e.g., semiconductors), and systems (e.g., seats) required to produce our vehicles has risen considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market instruments and United States government securities. We do not enter into investments for trading or speculative purposes. However, our investments are exposed to market risk due to fluctuations in interest rates. This may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. A rising interest rate environment would increase the amount of interest paid on these borrowings. A hypothetical 100 basis point increase in interest rates on our floating rate debt would have increased our interest expense for the year ended December 31, 2021 by an amount that is not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Rivian Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rivian Automotive, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of common stock
As discussed in Note 9 to the consolidated financial statements, the Company has granted restricted stock units (RSUs). The grant-date fair values of RSUs, as well as the modification-date fair value of RSUs that were modified and remeasured in June 2021, were estimated based on the fair value of the Company’s common stock on the date of grant or modification. Through July 2021, the fair value of the Company’s common stock underlying the RSUs was based on an independent appraisal. The appraisal incorporated weighting of a backsolve method and a probability-weighted expected return method based on the anticipated probability of an initial public offering (IPO) as of each valuation date. The Company recorded stock-based compensation expense of $570 million for the year ended December 31, 2021, which included expense associated with the RSUs remeasured in June 2021 and certain other RSUs granted through July 2021.
We identified the evaluation of the estimated fair value of common stock used to remeasure the modified RSUs in June 2021 and measure certain other RSUs granted through July 2021 as a critical audit matter. Complex and subjective auditor judgment was required to evaluate (1) the selection and weighting of valuation methods used to estimate the fair value of common stock, and (2) the estimated equity value in a potential IPO.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the selection of the valuation methods used by the Company by considering the Company’s equity structure, proximity to a recent financing round, and possible exit scenarios. We evaluated the weighting of valuation methods based on the anticipated probability of an IPO as of the valuation date by:
•observing the Company’s actions taken to prepare for an IPO
•inspecting the Company’s written plans and other relevant documentation, such as minutes and presentations
•assessing the Company’s ability to carry out particular courses of action, including the timeline to a liquidity event (including an IPO) and whether the Company had the financial resources, personnel, and other means to achieve a liquidity event.
We evaluated the Company’s estimate of equity value in an IPO scenario, by assessing:
•the effect of the Company’s operations and organizational changes on the value of its common stock since its latest funding round, including changes in peer company market capitalizations over a similar time frame
•the Company’s valuation using forecasted revenue multiples by comparing them to those of relevant peer companies
•information provided by underwriters as part of initial discussions in anticipation of an IPO
•the sensitivity of changes in estimated equity value in an IPO scenario on the fair value of common stock used to remeasure the modified RSUs in June 2021 and measure certain other RSUs granted through July 2021.
/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Detroit, Michigan
March 31, 2022

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2020	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$2,979	$18,133
Accounts receivable, net (Note 2)	6	26
Inventory (Note 2)	—	274
Other current assets	31	126
Total current assets	3,016	18,559
Property, plant, and equipment, net (Note 4)	1,445	3,183
Operating lease assets, net (Note 5)	80	228
Other non-current assets	61	324
Total assets	$4,602	$22,294

LIABILITIES, CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$90	$483
Accrued liabilities (Note 7)	443	667
Customer deposits	28	74
Current portion of long-term debt (Note 6)	28	—
Current portion of lease liabilities and other current liabilities	22	89
Total current liabilities	611	1,313
Non-current portion of long-term debt (Note 6)	47	1,226
Non-current lease liabilities (Note 5)	83	218
Other non-current liabilities	1	23
Total liabilities	742	2,780
Commitments and contingencies (Note 12)
Contingently redeemable convertible preferred stock, $0.001 par value; 508 and 10 shares authorized, and 504 and 0 shares issued and outstanding as of December 31, 2020 and 2021, respectively (Note 11)	5,244	—
Stockholders' (deficit) equity:
Common stock, $0.001 par value; 712 and 3,508 shares authorized and 101 and 900 shares issued and outstanding as of December 31, 2020 and 2021, respectively (Note 11)	—	1
Additional paid-in capital	302	25,887
Accumulated deficit	(1,686)	(6,374)
Total stockholders' (deficit) equity	(1,384)	19,514
Total liabilities, contingently redeemable convertible preferred stock, and stockholders' (deficit) equity	$4,602	$22,294

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2019	2020	2021
Revenues (Note 2)	$—	$—	$55
Cost of revenues (Note 2)	—	—	520
Gross profit	—	—	(465)
Operating expenses
Research and development (Note 2)	301	766	1,850
Selling, general, and administrative (Note 2)	108	255	1,242
Other expenses (Note 2)	—	—	663
Total operating expenses	409	1,021	3,755
Loss from operations	(409)	(1,021)	(4,220)
Interest income	18	10	3
Interest expense (Note 6)	(34)	(8)	(29)
Loss on convertible notes, net (Note 6)	—	—	(441)
Other (expense) income, net	(1)	1	(1)
Loss before income taxes	(426)	(1,018)	(4,688)
Provision for income taxes	—	—	—
Net loss	$(426)	$(1,018)	$(4,688)
Net loss attributable to common stockholders, basic and diluted	$(426)	$(1,019)	$(4,688)
Net loss per share attributable to common stockholders, basic and diluted (Note 13)	$(4.35)	$(10.09)	$(22.98)
Weighted-average common shares outstanding, basic and diluted	98	101	204

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years ended December 31,
	2019	2020	2021
Net loss	$(426)	$(1,018)	$(4,688)
Other comprehensive (loss) income	—	—	—
Comprehensive loss	$(426)	$(1,018)	$(4,688)

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

	Contingently		Stockholders' (Deficit) Equity
	Redeemable
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE—December 31, 2018	—	$—	75	$—	$154	$(242)	$(88)
Capital stock issuance	343	2,750	—	—	—	—	—
Warrants issuance	—	—	—	—	13	—	13
Conversion of convertible notes	—	—	25	—	126	—	126
Net loss	—	—	—	—	—	(426)	(426)
BALANCE—December 31, 2019	343	$2,750	100	$—	$293	$(668)	$(375)
Capital stock issuance	161	2,500	1	—	6	—	6
Warrants issuance	—	—	—	—	3	—	3
Share repurchase and retirement	—	(6)	—	—	—	—	—
Net loss	—	—	—	—	—	(1,018)	(1,018)
BALANCE—December 31, 2020	504	$5,244	101	$—	$302	$(1,686)	$(1,384)
Capital stock issuance	72	2,650	185	—	14,181	—	14,181
Conversion of contingently redeemable preferred stock	(576)	(7,894)	576	1	7,893	—	7,894
Conversion of convertible notes	—	—	38	—	2,941	—	2,941
Stock-based compensation	—	—	—	—	570	—	570
Net loss	—	—	—	—	—	(4,688)	(4,688)
BALANCE—December 31, 2021	—	$—	900	$1	$25,887	$(6,374)	$19,514

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net loss	$(426)	$(1,018)	$(4,688)
Depreciation and amortization	7	29	197
Stock-based compensation	—	—	570
Other expenses (Note 2)	—	—	643
Loss on convertible notes, net	—	—	441
Write-down of inventory	—	—	95
Other non-cash activities	37	41	36
Changes in operating assets and liabilities:
Accounts receivable	(16)	11	(20)
Inventory	—	—	(369)
Other current assets	(8)	(34)	(81)
Other non-current assets	(5)	(8)	(8)
Accounts payable and accrued liabilities	43	121	461
Customer deposits	14	10	46
Other current liabilities	15	1	37
Other non-current liabilities	(14)	(1)	18
Net cash used in operating activities	(353)	(848)	(2,622)

Cash flows from investing activities:
Capital expenditures	(199)	(914)	(1,794)
Net cash used in investing activities	(199)	(914)	(1,794)

Cash flows from financing activities:
Proceeds from share issuance upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	13,530
Proceeds from issuance of capital stock	2,750	2,506	2,658
Proceeds from issuance of convertible notes	—	—	2,500
Proceeds from issuance of long-term debt, net of discount and debt issuance costs	61	—	1,226
Principal payments and other financing activities	—	(6)	(86)
Net cash provided by financing activities	2,811	2,500	19,828

Net change in cash	2,259	738	15,412
Cash, cash equivalents, and restricted cash—Beginning of period	14	2,273	3,011
Cash, cash equivalents, and restricted cash—End of period	$2,273	$3,011	$18,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$4	$2
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$98	$325	$479
Conversion of convertible notes	$100	$—	$2,941
Conversion of convertible preferred stock	$—	$—	$7,894
Warrants issuance	$13	$3	$—
See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. PRESENTATION AND NATURE OF OPERATIONS

Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”), was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the years ended December 31, 2019, 2020 and 2021 was primarily research and development activities related to vehicle development and its related technologies, and pre-production activities related to manufacturing and sales. However, the Company began making deliveries of the R1T, R1S, and EDV in the United States in 2021.

Segment Information

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker (“CODM”). As the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance, the Company has determined that it operates in one operating segment and one reportable segment.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

In November 2021, the Company completed its underwritten IPO of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase approximately 23 million additional shares of Class A common stock. The net proceeds to the Company from the IPO were $13.5 billion. See Note 11 “Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity” for more information regarding the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in a separate footnote, the description of the accounting policy can be found in the related footnote. Other significant accounting policies are described below.

Use of Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, and expenses in the periods presented. Estimates are used for, but not limited to, inventory valuation, property, plant, and equipment, leases, income taxes, stock-based compensation, and commitments and contingencies. The Company believes that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, the actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, payments due from financial institutions for the settlement of credit card and debit card transactions, and money market funds with maturities of three months or less. All short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates also are classified as cash equivalents.

Accounts Receivable, Net

Receivables are reported at the invoiced amount, less an allowance for any potential uncollectible amounts. The Company had no allowance for uncollectible amounts as of December 31, 2020 and 2021.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are classified as restricted cash and are primarily recorded in “Other non-current assets” on the Company’s Consolidated Balance Sheets. Restricted cash primarily consists of the balance of an account under the dominion and control of the administrative agent under the ABL Facility, which will be used to repay outstanding borrowings under the ABL Facility if certain specified events of default occur, and cash held in reserve accounts related to contractual obligations. See Note 6 “Debt” for more information on the ABL Facility. Total restricted cash was $32 million and $290 million as of December 31, 2020 and 2021, respectively. Subsequent to December 31, 2021, the balance of restricted cash increased by $250 million due to requirements under the ABL Facility.

Inventory

Inventories are stated at the lower of cost or net realizable value (“LCNRV”) and consist of raw materials, work-in-progress, finished goods, and service parts. The Company primarily calculates inventory value using standard cost, which approximates actual cost on the first-in, first-out (“FIFO”) basis. Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. During the year ended December 31, 2021, the Company recorded a $95 million charge to reduce the carrying value of inventory to net realizable value, with the charge reflected in “Cost of revenues” in the Company’s Consolidated Statement of Operations. As of December 31, 2020 the Company’s inventory was not material. As of December 31, 2021, the $274 million carrying value of inventory consisted primarily of raw materials.

Impairment of Long-Lived Assets (Held-and-Used Long-Lived Assets)

We review property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset may not be fully recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. We initially assess the risk of impairment based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist against the carrying value of the asset group. Impairment is indicated when the carrying value of the asset group exceeds the estimated future undiscounted cash flows generated by those assets. When impairment is indicated, the Company records an impairment charge for the difference between the carrying value of the asset group and its estimated fair market value. Depending on the asset, estimated fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues

The Company primarily recognizes revenue from the sale of EVs to consumers. Revenue from the sale of EVs is recognized upon delivery, when control of the EV transfers to the customer. Payment for EV sales is due prior to or upon delivery, and an insignificant amount of revenue is recognized after delivery for performance obligations satisfied over time. Sales are subject to a right of return and involve variable consideration for certain sales to employees.

The expected value of variable consideration is used to estimate the transaction price. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal of revenue recognized will not occur. The transaction price is allocated based on the estimated relative standalone selling price of each performance obligation. The Company utilizes directly observable standalone selling prices when possible. If not available, the standalone selling prices are estimated using appropriate methods, such as the “adjusted market assessment” approach, “expected cost plus a margin” approach, and others.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities exclude fully-refundable customer deposits. The Company’s contract liabilities were not material during the year ended December 31, 2021 and were recorded in Current portion of lease liabilities and other current liabilities” on the Consolidated Balance Sheets. The increase in contract liabilities resulted from sales to customers with payment due prior to delivery of the EV.

Because the Company’s contracts generally have an original expected duration of one year or less, the Company has not disclosed the aggregate amount of the transaction price in contracts with customers that is related to unsatisfied or partially unsatisfied performance obligations as of December 31, 2021.

Cost of Revenues

Cost of revenues primarily relates to the cost of EVs and includes direct parts, material and labor costs, manufacturing overhead (e.g., depreciation of machinery and tooling), inbound shipping and logistics costs, and reserves for estimated warranty costs. Cost of revenues also includes adjustments to write down the carrying value of inventory when it exceeds its estimated NRV and to provide for on-hand inventory that is either obsolete or in excess of forecasted demand. Costs to develop software that is integral to the Company’s EVs are recognized as expenses as they are incurred.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. As of December 31, 2020 and 2021, money market funds totaled $2,782 million and $13,048 million, respectively. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2020 and 2021, due to the short period of time to maturity or repayment.

The Company’s debt instruments are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for inactive markets or have significant inputs that are observable. As of December 31, 2020 and 2021 the fair value of debt approximated their carrying value. See Note 6 “Debt” for more information.

During the year ended December 31, 2021, there were no transfers between the levels of the fair value hierarchy.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Benefit Plan

The Company provides a defined contribution plan for substantially all employees in the United States in which the Company provides discretionary matching contributions. The Company made matching contributions to the defined contribution plan for the years ended December 31, 2019, 2020 and 2021 which were not material.

Research and Development Costs

Research and development (“R&D”) costs consist primarily of personnel costs for teams in engineering and research, prototyping expenses, contract and professional services, amortized equipment costs, and allocation of indirect costs. R&D costs are expensed as incurred.

Selling, General, and Administrative

Advertising costs are recorded in “Selling, general, and administrative” in the Consolidated Statement of Operations as they are incurred. The advertising costs recognized during the years ended December 31, 2019, 2020 and 2021 were not material.

Other Expenses

Upon the IPO, the Company donated approximately 8 million shares of Class A common stock and $20 million cash to Forever by Rivian. As a result, $663 million was recorded in “Other expenses” in the Consolidated Statement of Operations during the year ended December 31, 2021.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, restricted cash, deposits, and loans. We are exposed to credit risk to the extent that our cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. The degree of counterparty credit risk will vary based on many factors including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees the credit risk management function related to investments. As of December 31, 2020 and 2021, all of the Company’s cash and cash equivalents were placed at financial institutions that management believes are of high credit quality. These amounts are typically in excess of insured limits.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of parts or components for the Company’s products. Any inability of the Company’s suppliers to deliver necessary product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to the Company could have a material and adverse impact on Rivian’s business, growth prospects, and financial and operating results.

The Company’s manufacturing facility in Normal, Illinois (the “Normal Factory”) is operational, and Rivian is continuing to invest in the Normal Factory. The Company’s ability to sustain production depends, among other things, on the readiness and solvency of suppliers and vendors through all macroeconomic factors, including factors resulting from the COVID-19 pandemic.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) requires the recognition of assets and liabilities for leases that are not short-term. The Company adopted the provisions of the ASU, along with the provisions of all other issued ASUs containing related amendments, on January 1, 2020. The Company elected to use hindsight to determine whether lease terms included periods covered by options to extend or terminate a lease, did not reassess existing or expired land easements that were not previously accounted for as leases, and did not elect to apply the “package of three” practical expedients available upon adoption. Amounts in the consolidated financial statements and accompanying notes prior to January 1, 2020 have not been restated and continue to be reported in accordance with the legacy accounting requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity simplifies (i) the accounting for convertible financing instruments issued, including preferred stock, (ii) the derivatives scope exception for contracts in an entity’s own equity, and (iii) the calculation of earnings per share. Early adoption is permissible, and the Company elected to early adopt the provisions of the ASU on January 1, 2021. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments amends the measurement of (i) assets measured at amortized cost by including an entity’s current estimate of all expected credit losses and broadening the information that an entity must consider in developing its expected credit loss estimate and (ii) available-for-sale debt securities by requiring estimated credit losses to be presented as an allowance rather than a write-down. The Company adopted the provisions of the ASU, along with the provisions of all other issued ASUs containing related amendments, on January 1, 2021. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

Upcoming Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions to the accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate “LIBOR” or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided do not apply to contract modifications made and most hedging relationships entered into or evaluated after December 31, 2022. The Company expects to adopt the provisions of the ASU as of the beginning of any interim period in which LIBOR is discontinued from the Company’s transactions that reference LIBOR. The Company is currently evaluating the potential impact of the ASU on the consolidated financial statements.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment are recorded at cost, net of accumulated depreciation and impairments. Costs of routine maintenance and repair are expensed when incurred.

The Company capitalizes certain qualified costs incurred in connection with the development of software used internally. Costs incurred during the application development stage are evaluated to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities, including maintenance, are expensed as incurred.

Property, plant, and equipment are primarily depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter, using the straight-line method. Capitalized costs related to software used internally are amortized using the straight-line method over the estimated useful life of the asset. Land is not depreciated.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of “Property, plant, and equipment, net” (in millions):

	Estimated Useful Lives	December 31, 2020	December 31, 2021
Land, buildings, and building improvements	10 to 30 years	$88	$429
Leasehold improvements	Shorter of 10 years or lease term	51	191
Machinery, equipment, vehicles, and office furniture	5 to 15 years	88	1,856
Computer equipment, hardware, and software	3 to 10 years	51	180
Construction in progress		1,205	760
Total property, plant, and equipment		1,483	3,416
Accumulated depreciation and amortization		(38)	(233)
Total property, plant, and equipment, net		$1,445	$3,183

Depreciation and amortization expense was $7 million, $29 million, and $197 million for the years ended December 31, 2019, 2020 and 2021, respectively.

5. LEASES

The Company leases real estate, machinery, equipment and vehicles under agreements with contractual periods ranging from one month to 12 years. Leases generally contain extension or renewal options, and some leases contain termination options. After considering all relevant economic and financial factors, the Company includes periods covered by renewal or extension options that are reasonably certain to be exercised in the lease term and excludes periods covered by termination options that are reasonably certain to be exercised from the lease term. The Company determines whether a contractual arrangement is or contains a lease at inception.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, with the exception of leases of real estate which is comprised of land and buildings. For leases of land and buildings, the Company accounts for each component separately based on the relative estimated standalone price of each component. At lease commencement, the Company measures the lease liability at the present value of lease payments not yet paid. All variable payments that are not based on a market rate or an index (e.g., the Consumer Price Index) are excluded from the measurement of the lease liability and instead are recognized as expense when paid. Because the discount rate implicit in the lease is not determinable for most leases, the Company determines the appropriate discount rate using the estimated incremental borrowing rate for the lease based on the information available at lease commencement. Right-of-use assets are measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments, lease incentives, and initial direct costs incurred, as applicable.

Leases that are economically similar to the purchase of an asset are classified as finance leases. The Company’s carrying value of finance leases is not material for all periods reported.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not recognize right-of-use assets and lease liabilities for short-term leases with an original lease term of 12 months or less. Instead, expense representing the rent payments is recognized on a straight-line basis over the lease term within “Selling, general, and administrative” in the Consolidated Statement of Operations.

Operating lease assets are recorded net of accumulated amortization. The following table presents the carrying value of operating lease right-of-use assets and lease liabilities recorded within the corresponding line items on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2021 (in millions):

	December 31, 2020	December 31, 2021
Operating lease assets, net	$80	$228

Current portion of lease liabilities and other current liabilities	$18	$46
Long-term lease liabilities	83	218
Total lease liabilities	$101	$264

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the contractual maturities of operating lease liabilities as of December 31, 2021 (in millions):

Operating Leases
2022	$54
2023	53
2024	49
2025	44
2026	37
Thereafter	65
Total undiscounted liabilities	302
Less: Present value discount	(38)
Total lease liabilities	$264

The future minimum lease payments for leases that have not yet commenced are not material at December 31, 2021. The leases will commence in 2022 and 2023, with lease terms ranging from 1 year to 10 years.

Total lease cost for the year ended December 31, 2020 was not material. Total least cost of $43 million for the year ended December 31, 2021 was comprised primarily of operating lease cost and recorded in “Selling, general, and administrative” in the Consolidated Statements of Operations.

The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2020 and 2021 were as follows:

	December 31, 2020	December 31, 2021
Weighted average remaining operating lease term (in years)	5.8	6.1
Weighted average operating lease discount rate	3.8%	4.0%

Supplemental cash flow information related to operating leases for the year ended December 31, 2020 and 2021 is as follows (in millions):

	December 31, 2020	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$31
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$87	$178

Operating lease expense for the year ended December 31, 2019 was not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. DEBT

The following table summarizes the Company’s outstanding debt:

	Maturities	December 31, 2020		December 31, 2021
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Term Facility	2022	$79	4.9%	$—	—%
2026 Notes	2026	—	—%	1,250	7.0%
Total Long Term Debt		79		1,250
Less unamortized discount and debt issuance costs		(4)		(24)
Notes payable, less unamortized discount and debt issuance costs		75		1,226
Less: Current portion		(28)		—
Total note payable, less current portion		$47		$1,226

Term Facility

In April 2018, the Company entered into a variable rate Term Facility Agreement for a committed facility to be used towards the Company’s and its subsidiaries’ operating expenses and capital expenditures (“Term Facility”). As of December 31, 2020, the amount drawn on the Term Facility was $79 million. In February 2021, the Company paid all outstanding amounts related to the Term Facility.

The Term Facility was scheduled to mature in May 2022, the fourth anniversary of the first borrowing under the loan. Maturity payments were scheduled to begin in 2021. Rivian’s obligations under the Term Facility Agreement were backed by guarantees from two of its subsidiaries, as well as an affiliate of a stockholder of the Company.

Interest on the Term Facility was paid based on the LIBOR plus 4.3%. As of December 31, 2020, the stated interest rate for borrowings under the Term Facility Agreement was 4.5%. As the Term Facility was variable rate debt, the carrying value of the Term Facility approximated fair value.

In connection with the Term Facility Agreement, the Company issued common stock warrants to the affiliate of the stockholder on the date thereof (“Initial Common Stock Warrant”) and on each anniversary thereafter (“Anniversary Common Stock Warrants”) until the Term Facility Agreement was terminated. The Initial Common Stock Warrant was classified as a debt issuance cost and recorded as an increase to Additional paid-in capital on the Consolidated Balance Sheets. The debt issuance cost was subsequently amortized over the periods the Term Facility was outstanding. The Anniversary Common Stock Warrants were classified as prepaid expenses and recorded as an increase to Additional paid-in capital on the Consolidated Balance Sheets. The prepaid expenses were subsequently amortized over the respective annual period following the grant of each Anniversary Common Stock Warrant. Refer to Note 11 "Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity" for further details regarding stock warrants.

2021 Convertible Notes

In July 2021, the Company issued $2,500 million aggregate principal amount of unsecured senior convertible promissory notes due July 2026 in a private offering (“2021 Convertible Notes”) and made an irrevocable election to account for the 2021 Convertible Notes under the Fair Value Option in accordance with ASC Topic 825, Financial Instruments. As a result, the 2021 Convertible Notes were initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured to estimated fair value as of September 30, 2021. The 2021 Convertible Notes accrued interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%) after June 30, 2022. The Company made no cash interest payments on the 2021 Convertible Notes during the year ended December 31, 2021.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share. During the year ended December 31, 2021, the loss on the 2021 Convertible Notes is recognized in “Loss on convertible notes, net” in the Consolidated Statement of Operations and is calculated as follows (in millions):

	Year Ended December 31, 2021
	Fair value of shares issued upon conversion	Unpaid principal balance	Loss on convertible notes, net
2021 Convertible Notes	$2,941	$2,500	$(441)

ABL Facility

In May 2021, the Company, through various of its subsidiaries, entered into a senior secured asset-based revolving credit facility (“ABL Facility”) with a syndicate of banks that may be used for general corporate purposes. The ABL Facility is secured by certain current assets of the Company. The ABL Facility provides for a $750 million committed secured revolving credit facility with an annual interest rate between 1.25% and 1.75% plus LIBOR that matures on May 20, 2025. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $750 million cap and is reduced by borrowings and the issuance of letters of credit which bear a fronting fee of 0.125% plus interest per annum. Interest on LIBOR borrowings under the ABL Facility is due at maturity of each LIBOR period, and interest on non-LIBOR borrowings under the ABL Facility is due on a quarterly basis. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unused portion of the ABL Facility. The ABL Facility contains certain affirmative and negative covenants and conditions to borrowing or taking other actions that restrict certain of the Company’s subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. The covenants include a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly. As of December 31, 2021, the Company was in compliance with all covenants required by the ABL Facility.

As of December 31, 2021, the Company had no borrowings under the ABL Facility and $103 million of letters of credit outstanding, resulting in availability under the ABL Facility of $306 million after giving effect to the borrowing base and the outstanding letters of credit.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to new and existing investors of the Company. Proceeds received, net of a $25 million original issue discount (“OID”), may be used for general corporate purposes. The 2026 Notes bear interest at (x) six-month LIBOR, subject to a 1.00% floor, plus (y) 6.00% per annum, subject to downward adjustment upon certain events, including an IPO. Upon the Company’s IPO, the interest rate on the 2026 Notes was adjusted downward and as of December 31, 2021, the interest rate on the notes was 6.63%. Interest on the 2026 Notes is paid in cash semi-annually in arrears on April 15 and October 15 of each year. The Company has the option to redeem the notes at any time at 100% of the principal amount of the 2026 Notes, plus any applicable premium. The 2026 Notes are secured by a second priority security interest in the same assets in which the ABL Facility has a first priority security interest and are guaranteed by certain subsidiaries of the Company. The 2026 Notes contain a number of customary covenants similar to the covenants under the ABL Facility, including a minimum liquidity covenant. As of December 31, 2021, the Company was in compliance with all covenants required by the 2026 Notes.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense

The components of “Interest expense” recorded in the Consolidated Statements of Operations are as follows (in millions):

	Years Ended December 31,
	2019	2020	2021
Amortization of discount and debt issuance costs	$22	$3	$7
Contractual interest expense	12	5	22
Total interest expense	$34	$8	$29

7. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Consolidated Balance Sheets includes the following components that were not yet paid by the Company as of December 31, 2020 and 2021 (in millions):

	December 31, 2020	December 31, 2021
Capital and other expenditures	$384	$490
Payroll	44	94
Services	5	27
Other	10	56
Total accrued liabilities	$443	$667

8. INCOME TAXES

Components of Income Taxes

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of ”Loss before income taxes” in the Consolidated Statements of Operations for the years ended December 31, 2019, 2020 and 2021 are as follows (in millions):

	Years Ended December 31,
	2019	2020	2021
Loss before income taxes
United States	$(427)	$(1,021)	$(4,590)
Foreign	1	3	(98)
Total loss before income taxes	$(426)	$(1,018)	$(4,688)

Based on United States tax regulations applicable to Rivian, the Company does not anticipate foreign earnings would be subject to a 21% corporate income tax rate upon repatriation. Accordingly, no provision for United States tax on undistributed earnings of foreign subsidiaries has been made. Distributions of unremitted foreign earnings would be subject to foreign withholding taxes. The Company maintains that foreign earnings will be indefinitely reinvested unless expressly stated to the contrary.

Provisions are made for estimated United States and foreign income taxes which may be incurred on the reversal of the basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Provisions have not been made on basis differences in investments that primarily result from earnings in foreign subsidiaries which are deemed indefinitely reinvested. If recorded the deferred tax liability associated with indefinitely reinvested basis differences would be immaterial to the financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to (i) temporary differences that exist between the carrying value of assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company’s accounting for deferred tax consequences adheres to the requirements of U.S. GAAP to reduce the measurement of deferred tax assets not expected to be realized. The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

As of December 31, 2021, the Company recorded valuation allowances of $1,458 million for the portion of deferred tax assets that is not expected to be realized. The valuation allowance on net deferred tax assets increased by $105 million, $293 million, and $988 million during the years ended December 31, 2019, 2020 and 2021, respectively. The changes in the valuation allowance are primarily due to additional United States deferred tax assets and liabilities recognized in the respective years. The Company had no releases of valuation allowances for the years ended December 31, 2020 and 2021. The Company continues to monitor the realizability of the United States deferred tax assets taking into account multiple factors, including results of operations. The Company shall continue maintaining a full valuation allowance on United States deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowances would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

A reconciliation of the provision for income taxes to its components at the United States statutory rate for the years ended December 31, 2019, 2020 and 2021 is shown below (in millions):

	Years Ended December 31,
	2019	2020	2021
Federal income tax at statutory rate	$(90)	$(214)	$(984)
State income taxes	(20)	(52)	(236)
Permanent items	1	4	8
Nondeductible charitable contributions	—	—	172
Nondeductible loss on convertible debt	—	—	118
Nondeductible interest	8	—	—
Tax credits	(11)	(31)	(63)
Other	—	—	(3)
Valuation allowance	105	293	988
Tax credit limitation	7	—	—
Provision for income taxes	$—	$—	$—
The Company’s effective tax rate was 0% for the years ended December 31, 2019, 2020 and 2021. Foreign income taxes were not material during the years ended December 31, 2019, 2020 and 2021.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities as of December 31, 2020 and 2021 are as follows (in millions):

	December 31, 2020	December 31, 2021
Deferred tax assets:
Net operating loss and tax credit carryforwards	$453	$1,218
Inventory	—	142
Lease liabilities	26	71
Stock-based compensation	—	118
Other	18	50
Total deferred tax assets	497	1,599
Less: valuation allowances	(470)	(1,458)
Total net deferred tax assets	27	141
Deferred tax liabilities:
Property, plant, and equipment	(6)	(78)
Operating lease assets	(21)	(62)
Total deferred tax liabilities	(27)	(140)
Net deferred tax assets	$—	$1

The majority of the Company's gross loss carryforwards are generated in the United States. Federal net operating losses (“NOLs”) generated by the Company through December 31, 2017 totaling $81 million may be carried forward for 20 years and begin to expire in 2035. These NOLs may fully offset taxable income in the year utilized. Under the Tax Cuts and Jobs Act, federal losses generated in tax years beginning after December 31, 2017, totaling $4,234 million, may be carried forward indefinitely; but their deduction is limited to 80% of annual taxable income. In addition, the Company has federal and state tax credit carryforwards of $100 million that can be carried forward for 20 years and begin to expire in 2039. The NOLs and tax credits are fully offset by a valuation allowance. Additionally, the Company has $3,375 million of carryforwards for state NOLs.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as R&D tax credits) to offset its post-change income may be limited. If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the NOLs and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Code and similar state provisions. Such an annual limitation may result in the expiration of NOLs before utilization. Due to previous ownership changes experienced by the Company, tax credits are limited in their utilization and the amounts above reflect such adjustment. NOLs are not expected to be limited.

The Company records uncertain tax positions using a two-step process. First; by determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and second; for those tax positions that meet the more-likely-than-not recognition threshold, by recognizing the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company includes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2020 and 2021, the Company has not recorded any amounts related to uncertain tax positions.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, plus state and foreign jurisdictions. Tax years after 2017 remain open in our major jurisdictions and are subject to examination by the taxing authorities.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, RSUs, and other stock-based awards to employees, non-employee directors, and consultants. The 2021 Stock Plan became effective when the registration statement filed in connection with the Company’s IPO became effective. The Company’s stock options have seven- or ten-year contractual terms and unvested stock options and RSUs generally are forfeited upon the termination of a grantee’s service. The Company has elected to recognize forfeitures as an adjustment to compensation expense for options and RSUs in the same period as the forfeitures occur. As of December 31, 2021, 101 million and 99 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively.

Generally, the Company’s stock options vest in annual installments based on a requisite service period of four years of continuous service and may contain performance conditions related to production and other targets. Stock options granted under the 2015 Stock Plan may be exercised only upon the occurrence of a Change in Control (as defined under the 2015 Stock Plan, which includes an IPO), which is a performance condition. RSUs generally vest in quarterly installments based on a requisite service period of four years of continuous service, upon the later of the quarterly vest date and six months after the occurrence of an IPO (as defined under the Stock Plans), which is a performance condition. Achievement of the Change in Control- and IPO-based performance conditions of stock options and RSUs granted under the 2015 Stock Plan is not deemed to be probable until such events occur. Therefore, no awards granted under the 2015 Stock Plan vested, were expected to vest, or were exercisable prior to the Company’s November 2021 IPO. Accordingly, the Company recognized no stock-based compensation expense prior to the IPO.

In January 2021, the Company granted a stock option covering 27 million shares valued at $241 million to its CEO. A portion of the stock option contains only a service condition, which vests over a requisite service period of six years following a Qualified IPO (as defined within the award). The other portion of the stock option contains both a service and a market condition, which vests in installments based on the achievement of share price goals following a Qualified IPO , measured over a specified period ending on the tenth anniversary of the award.

During June 2021, the Company modified the service-based vesting terms of approximately 17 million RSUs. As achievement of the performance condition of the RSUs was not considered probable both before and after the modification, the fair value of the RSUs was remeasured on the date of modification, which resulted in an increase in unrecognized stock-based compensation cost of approximately $322 million. During October 2021, the Company modified the service-based vesting terms of approximately 5 million stock options. As achievement of the performance condition of the stock options was not considered probable both before and after the modification, the fair value of the stock options was remeasured on the date of modification, which resulted in an increase in unrecognized stock-based compensation cost of approximately $275 million.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2021:

	Stock Options				RSUs
			Weighted
			Average			Weighted
	Number of	Weighted	Remaining	Aggregate	Number of	Average
	Shares	Average	Contractual	Intrinsic Value	Shares	Grant Date
	(in millions)	Exercise Price	Life (years)	(in millions)	(in millions)	Fair Value
Outstanding at December 31, 2020	39	$4.19			12	$7.24
Granted	29	22.06			26	43.94
Exercised / Vested	(1)	3.29			—	—
Forfeited / Cancelled	(2)	4.73			(1)	27.36
Outstanding at December 31, 2021	65	$12.06	7.7	$6,018	37	$31.24
Vested and expected to vest at December 31, 2021	65	$12.06	7.7	$6,018	37	$31.24
Exercisable at December 31, 2021	22	$3.95	6.6	$2,161	—	$—

The weighted-average fair value of stock options granted during the years ended December 31, 2019, 2020 and 2021 was $1.26, $2.28, and $10.03, respectively. There were no stock options exercised during the years ended December 31, 2019 and 2020. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was $127 million. There were no RSUs granted during the year ended December 31, 2019, and the weighted-average fair value of RSUs granted during the year ended December 31, 2020 was $7.23.

During the years ended December 31, 2019 and 2020, the Company recognized no stock-based compensation expense for the Stock Plans and ESPP. The following table summarizes Company’s stock-based compensation expense for the Stock Plans and ESPP recognized for the year ended December 31, 2021 by line item in the Consolidated Statements of Operations (in millions):

December 31, 2021
Cost of revenues	$16
Research and development	277
Selling, general, and administrative	277
Total stock-based compensation expense for the Stock Plans and ESPP	$570

The stock-based compensation expense for the Stock Plans recognized for the year ended December 31, 2021 reflects the fair value of stock options and RSUs that are vested as of December 31, 2021. As of December 31, 2021, the Company’s unrecognized stock-based compensation expense for awards outstanding under the Stock Plans was approximately $1,491 million, which is expected to be recognized over a weighted-average period of 3.8 years.

Fair Value Assumptions

The fair value of the stock options granted to the CEO in January 2021 was estimated using a Monte Carlo simulation capturing scenarios of the Company's projected stock price over the ten-year time horizon, with the resulting intrinsic value at maturity of the stock options in each scenario discounted to present value.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in the Monte Carlo simulation are as follows:

Year Ended December 31, 2021
Volatility	50.0%
Dividend yield	—%
Risk-free rate	1.1%
Maturity (in years)	10.0
Initial stock price	$21.72

The exercise price of all stock options granted during the years ended December 31, 2019, 2020 and 2021 was equal to or greater than the fair market value of Rivian's stock at the date of grant. The Company generally estimates the fair value of stock options using a Black-Scholes option pricing model. Expected volatility is based on historical volatility rates of peer companies. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for zero-coupon Treasury notes with maturities approximating the respective expected term of the stock option. The expected term represents the average time the Company’s stock options are expected to be outstanding. As the stock options were not exercisable prior to the IPO, the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, for stock options, the expected term is estimated based on the weighted-average midpoint of expected vest date and expiration date.

The weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted during the years ended December 31, 2019, 2020 and 2021 are as follows:

	Years Ended December 31,
	2019	2020	2021
Volatility	34.5%	41.3%	49.5%
Dividend yield	—%	—%	—%
Risk-free rate	1.8%	0.3%	1.1%
Expected term (in years)	6.9	5.3	5.6

Prior to the Company’s IPO, the stock price input to the estimated fair value of stock options and the fair value of RSUs was measured on the grant date (or modification date, if appropriate) based on an independent appraisal of the fair market value of the Company’s common stock. The independent appraisal used a market approach with an adjustment for lack of marketability given that the shares underlying the awards were not publicly traded. This assessment required complex and subjective judgments regarding the Company’s projected financial results. The appraisal incorporated a backsolve method to the Company’s most recent equity issuance and a PWERM that estimated equity value in an IPO scenario. The fair value of a share of the Company’s common stock was estimated by weighting the backsolve and PWERM valuation methods based on the anticipated probability of an IPO as of each valuation date.

In light of initial information received in estimation of the Company’s IPO price range and the proximity of stock-based awards granted from July 20, 2021 to the IPO, the Company established the fair value of a share of the Company’s common stock applicable to stock options and RSUs granted from July 20, 2021 onward using a straight-line interpolation from the July 20, 2021 fair value estimated using an independent appraisal to the midpoint of the initial price range in order to calculate unrecognized stock-based compensation expense.

The grant-date fair value of stock options granted after the IPO is measured using the Black-Scholes option pricing model described above. The grant-date fair value of RSUs granted after the IPO is equal to the closing trading price of the Company‘s common stock on the grant date.

Employee Stock Purchase Plan

In November 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to allow eligible employees to purchase shares of Class A common stock at a 15% discount, generally at intervals of approximately six months, with their accumulated payroll deductions. The number of shares of Class A common stock authorized for sale under

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the ESPP is equal to the sum of (i) 22 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, equal to the lesser of (A) 1% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of Class A common stock as determined by the board of directors; provided, however, that no more than 185 million shares of Class A common stock may be issued under the ESPP. As of December 31, 2021, 22 million shares were reserved for issuance under the ESPP. As of December 31, 2021, the Company’s unrecognized stock-based compensation expense for the first offering period of the ESPP was approximately $46 million.

10. RELATED PARTY TRANSACTIONS

Stock Warrants

During the year ended December 31, 2019, the Company entered into an agreement with Amazon (Amazon.com, Inc. and its affiliates referred to as “Amazon”) to develop, manufacture, and supply customized EVs. In connection with this agreement, the Company provided a share-based sales incentive to Amazon in the form of warrants to purchase preferred stock. In November 2021, upon the close of the IPO, the outstanding warrants for the purchase of preferred stock converted to warrants to purchase an equivalent number of shares of Class A common stock. The grant-date fair value of the warrants is not material and will be amortized as an offset against revenues in future periods; the offset against revenues for the year ended December 31, 2021 was not material.

2021 Convertible Notes

In July 2021, the Company issued the 2021 Convertible Notes to existing investors of the Company, including the following principal owners: Amazon with $490 million principal amount, Ford Motor Company (“Ford”) with $415 million principal amount, and certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with an aggregate $400 million principal amount. Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share (refer to Note 6 "Debt" for more information about the 2021 Convertible Notes).

2026 Notes

In October 2021, the Company issued the 2026 Notes to new and existing investors of the Company, including T. Rowe Price with an aggregate $285 million principal amount (refer to Note 6 "Debt" for more information about the 2026 Notes).

Operating Expenses

The Company obtains prototyping, engineering, and other R&D services from Troy Design and Manufacturing Co., a wholly-owned subsidiary of Ford. The Company recognized $8 million, $66 million and $71 million of expense for these services during the years ended December 31, 2019, 2020 and 2021, within “Research and development” in the Consolidated Statements of Operations. As of December 31, 2020 and 2021, respectively, unpaid amounts of $27 million and $16 million related to these services are reported within “Accrued liabilities” on the Consolidated Balance Sheets.

The Company obtains hosting services from Amazon. During the years ended December 31, 2019, 2020 and 2021, expenses related to these services of $0, $6 million, and $30 million, respectively, were recorded in “Research and development” and “Selling, general, and administrative” in the Consolidated Statements of Operations. As of December 31, 2020 and 2021, the unpaid amounts related to these services are not material.

11. CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

During the year ended December 31, 2019, the Company authorized a fifty-for-one stock split by issuing fifty shares for each one share held. All share information within the consolidated financial statements has been retroactively adjusted to reflect the stock split.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Initial Public Offering

In November 2021, the Company completed its IPO of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase from the Company an additional 23 million shares of the Company’s Class A common stock. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were $13,530 million. Upon the close of the IPO, (i) 102 million shares of common stock outstanding converted into an equal number of shares of Class A common stock, (ii) 8 million shares of Class A common stock held by an affiliate of the Company’s CEO were exchanged for an equivalent number of shares of Class B common stock, (iii) all outstanding shares of contingently redeemable convertible preferred stock converted into an aggregate 576 million shares of Class A common stock, (iv) a warrant outstanding for the purchase of 4 million shares of Series C preferred stock, with an exercise price of $9.09 per share, converted to a warrant to purchase an equivalent number of shares of Class A common stock, (v) outstanding warrants to purchase fewer than 1 million shares of Class A common stock, with a weighted-average exercise price of $5.66 per share, terminated unexercised, and (vi) the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share. The Company also amended and restated its certificate of incorporation to (i) authorize the issuance of 3,500 million shares of Class A common stock and 8 million shares of Class B common stock and (ii) authorize the issuance of 10 million shares of preferred stock.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2021, 892 million shares of Class A common stock and 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2021, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

Each share of Class A common stock entitles the holder to one vote, and each share of Class B common stock entitles the holder to ten votes. Holders of Class A common stock and Class B common stock have the right to receive any dividend declared by the Company, subject to the payment of dividends on shares of preferred stock (as described below). After the payment in full of all liquidation amounts required to be paid to the holders preferred stock, holders of common stock also have the right to receive the remaining property of the Company upon the liquidation, dissolution, or winding up of the Company on a pari passu basis among all holders of common stock.

At the option of the holder, shares of Class B common stock are convertible anytime into an equal number of shares of Class A common stock. Each outstanding share of Class B common stock will automatically convert into one share of Class A common stock upon the earliest to occur of (a) the five-year anniversary the Company’s IPO, (b) the date fixed by the Board of Directors within six months of the death or disability of the Company’s CEO, and (c) the date fixed by the Board of Directors within six months of the date that the number of outstanding shares of Class B common stock held by the Company’s CEO represents less than 30% of the shares of Class B common stock outstanding. Any shares of Class B common stock that are no longer owned by the Company’s CEO or their affiliates will automatically convert into an equal of shares of Class A common stock upon transfer of ownership.

Contingently Redeemable Convertible Preferred Stock

Each share of preferred stock outstanding prior to the IPO entitled the holder to the number of votes equal to the number of whole shares of common stock into which the share of preferred stock was convertible. Except as provided by law or by the other provisions of the Company’s Certificate of Incorporation, the holders of preferred stock voted together with the holders of common stock as a single class and on an “as-converted to common stock” basis. The holders of preferred stock also had voting rights separate and apart from the holders of common stock, on a single-class and single-series basis, as set forth in the Company’s Certificate of Incorporation. Each holder of preferred stock had the right to receive dividends on a single-series basis, in addition to the right to receive dividends on a pari passu basis with holders of common stock, according to the number of shares of common stock held on an “as-converted to common stock” basis. Dividends were non-cumulative and were payable at a per-annum rate of eight percent of the Original Issue Price (as defined in the Company’s Certificate of Incorporation). As of December 31, 2021, no dividends had been declared or distributed.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of preferred stock were entitled, on a pari passu basis, to be paid out of the assets of the Company available for distribution to its stockholders. In the case of a Deemed Liquidation Event (as defined in the Company’s Certificate of Incorporation), the holders of preferred stock were entitled, on a pari passu basis, to be paid out of the consideration payable to stockholders in a Deemed Liquidation Event or out of available proceeds, as applicable, based upon the greater of (i) the Original Issue Price plus declared but unpaid dividends and (ii) the amount which would be payable on an “if converted to common stock” basis, before any payment would have been made to the holders of common stock. Each share of preferred stock was convertible into one share of common stock anytime at the option of the holder, or automatically upon a Qualified IPO (as defined in the Company’s Certificate of Incorporation). The conversion rate was subject to adjustment upon issuance or sale (or deemed issuance or sale) of common stock for a consideration per share less than the conversion price in effect immediately prior to the issuance or sale.

Since the preferred stock was contingently redeemable upon a Deemed Liquidation Event, it was classified as mezzanine equity of $5,244 million as of December 31, 2020. During the year ended December 31, 2021, approximately 72 million shares of Series F contingently redeemable convertible preferred stock were issued.

Contingently redeemable convertible preferred stock consisted of the following shares as of December 31, 2020 (in millions)):

Contingently Redeemable Convertible Preferred Stock	Shares Authorized	Shares Outstanding	Carrying and Liquidation Value
Series A	118	118	$600
Series B	66	66	500
Series C	42	39	350
Series D	121	121	1,297
Series E	161	161	2,497
Total	508	504	$5,244

Preferred Stock

No shares of preferred stock are outstanding as of December 31, 2021. As of December 31, 2021, 10 million shares of preferred stock were authorized.

Stock Warrants

The following table summarizes the changes in the Company’s outstanding warrants to purchase common stock:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
Common Stock Warrants	(in millions)	Price	Term
Outstanding at December 31, 2020	8	$6.00	7.6
Granted	—	—
Transferred from preferred stock warrant	4	9.09
Exercised	—	—
Cancelled, forfeited or expired	—	5.66
Outstanding at December 31, 2021	12	$6.84	7.0

Exercisable at December 31, 2021	12	$6.84	7.0

The weighted average grant date fair value of common stock warrants granted during the years ended December 31, 2019 and 2020 was $2.30 and $4.30, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in the Company’s outstanding warrants to purchase preferred stock:

Weighted
Average
	Shares	Exercise
Preferred Stock Warrants	(in millions)	Price
Outstanding at December 31, 2020	4	$9.09
Granted	—	—
Exercised	—	—
Cancelled, forfeited, expired, or converted	(4)	(9.09)
Outstanding at December 31, 2021	—	$—

Exercisable at December 31, 2021	—	$—

Fair Value Assumptions

The Company estimates the fair value of each stock warrant using a Black-Scholes warrant pricing model. Expected volatility is based on historical volatility rates of peer companies. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS") with maturities approximating each grant’s contractual life.

The weighted-average assumptions used in the Black-Scholes model for warrants granted during the years ended December 31, 2019 and 2020 are as follows:

	Years Ended December 31,
	2019	2020
Volatility	44.4%	54.7%
Dividend yield	—%	—%
Risk-free rate	1.9%	0.7%
Contractual term (in years)	10.0	10.0

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated. If an amount within the range of loss appears at the time to be a better estimate than any other amount within the range, the liability is recorded at that amount. When no amount within the range is a better estimate than any other amount, however; the liability is recorded at the minimum amount in the range. If a loss is reasonably possible and the amount of the loss or range of loss cannot be reasonably estimated, the Company discloses the nature of the possible loss and states that such an estimate cannot be made. Legal costs related to contingencies are recognized as expenses as they are incurred.

The Company is involved in legal proceedings and while it is not possible to predict the outcome of these matters with certainty, the Company has developed an initial estimate of the range of outcomes related to unsettled obligations, primarily related to some supplier contract terminations, ranging from $16 million to $20 million. As of December 31, 2020 and 2021, the Company recorded an estimated liability for unsettled obligations of $21 million and $17 million, respectively, within “Accrued liabilities” on the Consolidated Balance Sheets. The majority of the matters for which an estimated obligation has been recorded are expected to be settled during the year ended December 31, 2022.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconditional Purchase Obligations

During the year ended December 31, 2021, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily relate to near-term inventory purchase requirements and vary by vendor and payments for hosting services from Amazon (refer to Note 10 "Related Party Transactions" for further information). As of December 31, 2021, the Company was obligated to make inventory purchases of approximately $63 million during the next year. Future payments under unconditional purchase obligations having a remaining term in excess of one year as of December 31, 2021 are as follows (in millions):

Future Payments
2022	$31
2023	19
2024 and thereafter	8
Total	$58

13. NET LOSS PER SHARE

The Company's basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, after allocating losses to equity awards deemed to be participating securities pursuant to the two-class method. Upon completion of the IPO during November 2021, all outstanding shares of common stock and contingently redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock, and approximately 8 million shares of Class A common stock were exchanged for an equivalent number of shares of Class B common stock. Except with respect to voting, the rights, including liquidation and dividend rights, of the holders of Class A and Class B common stock are identical (see Note 11 "Contingently Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity"). Accordingly, the undistributed earnings are allocated on a proportionate basis and as a result, net loss per share attributable to common stockholders is the same for Class A and Class B common stock, whether on an individual or combined basis.

Prior to the IPO, the Company considered shares of contingently redeemable convertible preferred stock to be participating securities because they participated in any dividends declared on the Company's common stock on an “if-converted to common stock” basis. Holders of contingently redeemable convertible preferred stock did not participate in the net loss per share with common stockholders, as they did not have a contractual obligation to share in the Company's losses.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, unvested RSUs, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of stock options with a market condition. The number of potential shares of common stock outstanding at period-end that were excluded from the computation of diluted net loss per share is as follows (in millions):

	Years Ended December 31,
	2019	2020	2021
Stock warrants	11	12	12
Contingently redeemable convertible preferred stock	343	504	—
Stock options	36	39	65
Restricted stock units	—	12	37
Total	390	567	114

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the numerator and denominator in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2019	2020	2021
Numerator
Net loss attributable to Rivian	$(426)	$(1,018)	$(4,688)
Less: Premium on repurchase of convertible preferred stock	—	(1)	—
Net loss attributable to common stockholders, basic and diluted	$(426)	$(1,019)	$(4,688)

Denominator
Weighted-average common shares outstanding - basic	98	101	204
Effect of dilutive securities	—	—	—
Weighted-average common shares outstanding - diluted	98	101	204

Net loss per share attributable to common stockholders, basic and diluted	$(4.35)	$(10.09)	$(22.98)

RIVIAN AUTOMOTIVE, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in the final prospectus, as filed with the SEC in connection with our IPO, we previously identified material weaknesses in our internal control over financial reporting related to controls to address segregation of duties across financially relevant functions and information technology (“IT”)general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of December 31, 2021. The deficiencies identified did not result in a material misstatement to our financial statements.

Remediation Plans

The material weaknesses described above arose because as a private company prior to our IPO, coupled with the rapid growth in our business, we did not have the business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

We have taken and will continue to take action to remediate these material weaknesses, including:
•implementation of processes and controls to better identify and manage segregation of duties risks;
•implementation of IT general controls to manage access and program changes within our IT environment and to support the evaluation, monitoring, and ongoing effectiveness of key application controls and key reports; and
•continued hiring of additional accounting, finance, IT and other business process resources with public company and internal control experience to better assess and manage our segregation of duties and IT general control risks.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

RIVIAN AUTOMOTIVE, INC.
Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

RIVIAN AUTOMOTIVE, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

RIVIAN AUTOMOTIVE, INC.
PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
4.3*	Description of Capital Stock
10.1#	2015 Long-Term Incentive Plan, as amended, and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.1	11/01/2021
10.2#	2021 Incentive Award Plan and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.2	11/01/2021
10.3#	Non-Employee Director Compensation Program	S-1/A	333-259992	10.3	11/01/2021
10.4#	2021 Employee Stock Purchase Plan	S-1/A	333-259992	10.4	11/01/2021
10.5#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-259992	10.5	11/01/2021
10.6	Credit Agreement, dated as of May 20, 2021, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1/A	333-259992	10.6	10/22/2021
10.7#	Employment Agreement by and between Rivian Automotive, LLC and Robert Joseph Scaringe	S-1/A	333-259992	10.7	11/01/2021

RIVIAN AUTOMOTIVE, INC.

10.8#	Employment Agreement by and between Rivian Automotive, LLC and Jiten Behl	S-1/A	333-259992	10.8	11/01/2021
10.9#	Employment Agreement by and between Rivian Automotive, LLC and Claire McDonough	S-1/A	333-259992	10.9	11/01/2021
10.10#	Employment Agreement, dated as of April 24, 2018, by and between Rivian Automotive, LLC and Ryan Green	S-1/A	333-259992	10.10	11/01/2021
10.11#	Transition and Release Agreement, dated as of March 2, 2021, by and between Rivian Automotive, LLC and Ryan Green	S-1/A	333-259992	10.11	11/01/2021
10.12†	Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	S-1	333-259992	10.12	10/01/2021
10.13†	Work Order No. #1 to the Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.htm	S-1	333-259992	10.13	10/01/2021
10.14†	Commercial Letter Agreement, dated as of February 15, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.14	10/01/2021
10.15†	Amendment to Commercial Letter Agreement, dated as of September 6, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.15	10/01/2021
10.16†	Master Services Agreement, dated as of May 7, 2021, by and between Rivian, LLC and Cox Automotive Corporate Services, LLC	S-1	333-259992	10.16	10/01/2021
10.17†	Statement of Work for Consignment Services, dated as of June 21, 2021, by and between Rivian, LLC and Manheim Remarketing, Inc.	S-1	333-259992	10.17	10/01/2021
10.18†	Development, Production and Supply Agreement, dated as of April 16, 2021, by and between Rivian Automotive, LLC and Troy Design and Manufacturing Co.	S-1	333-259992	10.18	10/01/2021
10.19	Indenture, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	S-1/A	333-259992	10.19	10/22/2021
10.20	Note Purchase Agreement, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC and the purchasers party thereto.	S-1/A	333-259992	10.20	10/22/2021

RIVIAN AUTOMOTIVE, INC.

10.21	Amendment to the Warrant to Purchase Series C Preferred Stock, dated as of October 31, 2021, by and between Rivian Automotive, Inc. and Amazon.com NV Investment Holdings LLC.	S-1/A	333-259992	10.21	11/01/2021
10.22	Director Nomination Agreement, dated as of October 31, 2021, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1/A	333-259992	10.22	11/01/2021
21.1*	List of Subsidiaries of Rivian Automotive, Inc.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

RIVIAN AUTOMOTIVE, INC.
Item 16. Form 10-K Summary

None.

RIVIAN AUTOMOTIVE, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer, Chairman of the Board of Directors
Date: March 31, 2022		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Scaringe	Chief Executive Officer, Chairman of the Board of Directors	March 31, 2022
Robert J. Scaringe	(Principal Executive Officer)

/s/ Claire McDonough	Chief Financial Officer	March 31, 2022
Claire McDonough	(Principal Financial Officer)

/s/ Jeffrey R. Baker	Chief Accounting Officer	March 31, 2022
Jeffrey R. Baker	(Principal Accounting Officer)

/s/ Karen Boone	Director	March 31, 2022
Karen Boone

/s/ Sanford Schwartz	Director	March 31, 2022
Sanford Schwartz

/s/ Rose Marcario	Director	March 31, 2022
Rose Marcario

/s/ Peter Krawiec	Director	March 31, 2022
Peter Krawiec

/s/ Jay Flatley	Director	March 31, 2022
Jay Flatley

/s/ Pamela Thomas-Graham	Director	March 31, 2022
Pamela Thomas-Graham