Form 10-Q
period 2022-03-31
Rivian Automotive, Inc. / DE
filed 2022-05-11
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 27, 2022, 892,832,659 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, and our objectives for future operations.

The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), and any subsequent filings, as well as those disclosed in this Form 10-Q. The forward-looking statements in this Form 10-Q are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits to this Form 10-Q with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this Form 10-Q, unless otherwise stated or the context requires otherwise, references to “Rivian,” the “Company,” “we,” “us,” and “our,” refer to Rivian Automotive, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2021	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$18,133	$16,432
Accounts receivable, net (Note 2)	26	22
Inventory (Note 2)	274	494
Other current assets	126	98
Total current assets	18,559	17,046
Property, plant, and equipment, net (Note 3)	3,183	3,396
Operating lease assets, net	228	270
Other non-current assets	324	585
Total assets	$22,294	$21,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$571
Accrued liabilities (Note 5)	667	746
Customer deposits	74	81
Current portion of lease liabilities and other current liabilities	89	126
Total current liabilities	1,313	1,524
Non-current portion of long-term debt (Note 4)	1,226	1,227
Non-current lease liabilities	218	256
Other non-current liabilities	23	30
Total liabilities	2,780	3,037
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2021 and March 31, 2022 (Note 10)	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 900 and 901 shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively (Note 10)	1	1
Additional paid-in capital	25,887	26,226
Accumulated deficit	(6,374)	(7,967)
Total stockholders' equity	19,514	18,260
Total liabilities and stockholders' equity	$22,294	$21,297

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Revenues (Note 2)	$—	$95
Cost of revenues (Note 2)	—	597
Gross profit	—	(502)
Operating expenses
Research and development (Note 2)	289	547
Selling, general, and administrative (Note 2)	121	530
Total operating expenses	410	1,077
Loss from operations	(410)	(1,579)
Interest income	1	3
Interest expense (Note 4)	(5)	(22)
Other income, net	—	5
Loss before income taxes	(414)	(1,593)
Provision for income taxes	—	—
Net loss	$(414)	$(1,593)
Net loss attributable to common stockholders, basic and diluted	$(414)	$(1,593)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 10)	$(4.10)	$(1.77)
Weighted-average common shares outstanding, basic and diluted	101	901

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Net loss	$(414)	$(1,593)
Other comprehensive (loss) income	—	—
Comprehensive loss	$(414)	$(1,593)

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)
(unaudited)

	Contingently		Stockholders' (Deficit) Equity
	Redeemable
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE—December 31, 2020	504	$5,244	101	$—	$302	$(1,686)	$(1,384)
Capital stock issuance	72	2,650	—	—	1	—	1
Net loss	—	—	—	—	—	(414)	(414)
BALANCE—March 31, 2021	576	$7,894	101	$—	$303	$(2,100)	$(1,797)

BALANCE—December 31, 2021	—	$—	900	$1	$25,887	$(6,374)	$19,514
Capital stock issuance	—	—	1	—	1	—	1
Stock-based compensation	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	(1,593)	(1,593)
BALANCE—March 31, 2022	—	$—	901	$1	$26,226	$(7,967)	$18,260

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(414)	$(1,593)
Depreciation and amortization	14	118
Stock-based compensation expense	—	317
Inventory write-downs and losses on firm purchase commitments	—	188
Other non-cash activities	6	47
Changes in operating assets and liabilities:
Accounts receivable	—	4
Inventory	—	(367)
Other current assets	(11)	11
Other non-current assets	2	(6)
Accounts payable and accrued liabilities	37	201
Customer deposits	5	7
Other current liabilities	—	33
Other non-current liabilities	(1)	6
Net cash used in operating activities	(362)	(1,034)

Cash flows from investing activities:
Capital expenditures	(440)	(418)
Net cash used in investing activities	(440)	(418)

Cash flows from financing activities:
Proceeds from issuance of capital stock	2,651	1
Principal payments and other financing activities	(79)	(1)
Net cash provided by financing activities	2,572	—

Net change in cash	1,770	(1,452)
Cash, cash equivalents, and restricted cash—Beginning of period	3,011	18,423
Cash, cash equivalents, and restricted cash—End of period	$4,781	$16,971

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$344	$406
Right-of-use assets obtained in exchange for operating lease liabilities	$34	$54

See accompanying notes to these interim condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRESENTATION AND NATURE OF OPERATIONS
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the three months ended March 31, 2021 was primarily research and development activities related to vehicle development and its related technologies, and pre-production activities related to manufacturing and sales. The nature of the Company’s operations during the three months ended March 31, 2022 was primarily the production and sale of EVs in the United States of America (“United States”).

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

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

Initial Public Offering

In November 2021, the Company completed its underwritten initial public offering (“IPO”) of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share. The net proceeds to the Company from the IPO were $13.5 billion. See Note 10 “Stockholders' Equity and Net Loss Per Share” for more information regarding the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, and expenses in the periods presented. The Company believes that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, the actual results could differ from original estimates, requiring adjustments to these balances in future periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, payments due from financial institutions for the settlement of credit card and debit card transactions, and short-term, highly liquid investments with maturities of three months or less. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
prices in active markets. The cost of the Company’s cash equivalents approximated their fair values as of December 31, 2021 and March 31, 2022. The following table presents the fair value of the Company’s cash and cash equivalents (in millions):

	December 31, 2021	March 31, 2022
Cash	$5,438	$4,261
Money market funds	11,827	10,324
Certificates of deposit	450	400
Commercial papers	268	497
United States Treasury securities	150	950
Total cash and cash equivalents	$18,133	$16,432

The Company has corrected an error in the disclosure of cash equivalents as of December 31, 2021 that was not material. The disclosed fair value of money market funds was overstated by $1,221 million, and the other types of cash equivalents in the table above were not disclosed in the Form 10-K. These amounts have been corrected herein. The carrying value of cash and cash equivalents on the Consolidated Balance Sheets as of December 31, 2021 was not impacted.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are classified as restricted cash and are primarily recorded in “Other non-current assets” on the Company’s Condensed Consolidated Statement of Operations. Restricted cash primarily consists of the balance of an account under the dominion and control of the administrative agent under the Company’s senior secured asset-based revolving credit facility (“ABL Facility”), which will be used to repay outstanding borrowings under the ABL Facility if certain specified events of default occur. See Note 4 “Debt” for more information on the ABL Facility. Total restricted cash was $290 million and $539 million as of December 31, 2021 and March 31, 2022, respectively.

Accounts Receivable, Net

Receivables are reported at the invoiced amount, less an allowance for any potential uncollectible amounts. The Company had no allowance for uncollectible amounts as of December 31, 2021 and March 31, 2022.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”). Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. During the three months ended March 31, 2022, the Company recorded a $188 million charge to reflect the NRV of inventory and losses on firm purchase commitments, in “Cost of revenues” in the Company’s Condensed Consolidated Statement of Operations. As of December 31, 2021 , the carrying value of inventory consisted primarily of $236 million of raw materials. As of March 31, 2022, the carrying value of inventory consisted primarily of $344 million of raw materials, with the remainder consisting of work-in-process and finished goods.

Revenues

The Company primarily recognizes revenue from the sale of EVs. Revenue from the sale of EVs is recognized upon delivery, when control of the EV transfers to the customer. Payment for EV sales is due prior to or upon delivery, and an insignificant amount of revenue is recognized after delivery for performance obligations satisfied over time. Sales are subject to a right of return and involve variable consideration for certain sales to employees.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities exclude fully-refundable customer deposits. The Company’s contract liabilities were not material as of December 31, 2021 and March 31, 2022, and were recorded primarily in “Current portion of lease liabilities and other current liabilities” on the Condensed Consolidated Balance Sheets.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, restricted cash, deposits, and loans. The Company is exposed to credit risk to the extent that its cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. The degree of counterparty credit risk will vary based on many factors including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees the credit risk management function related to investments. As of December 31, 2021 and March 31, 2022, all of the Company’s cash and cash equivalents were placed at financial institutions that management believes are of high credit quality. These amounts are typically in excess of insured limits.

Supply Risk

The Company is subject to risks related to its dependence on suppliers, the majority of which are single source providers of parts or components for the Company’s products. Any inability of the Company’s suppliers to deliver necessary product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to the Company could have a material and adverse impact on Rivian’s business, growth prospects, and financial and operating results.

The Company’s manufacturing facility in Normal, Illinois (the “Normal Factory”) is operational, and Rivian is continuing to invest in the Normal Factory. The Company’s ability to sustain production depends, among other things, on the readiness and solvency of suppliers and vendors through various macroeconomic factors, including factors resulting from the COVID-19 pandemic, and economic uncertainties, such as geopolitical instability and its effects on commodity prices.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” (in millions):

	Estimated Useful Lives	December 31, 2021	March 31, 2022
Land, buildings, and building improvements	10 to 30 years	$429	$504
Leasehold improvements	Shorter of 10 years or lease term	191	224
Machinery, equipment, vehicles, and office furniture	5 to 15 years	1,856	2,124
Computer equipment, hardware, and software	3 to 10 years	180	248
Construction in progress		760	668
Total property, plant, and equipment		3,416	3,768
Accumulated depreciation and amortization		(233)	(372)
Total property, plant, and equipment, net		$3,183	$3,396

Depreciation and amortization expense was $14 million and $118 million for the three months ended March 31, 2021 and 2022, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. DEBT

The following table summarizes the Company’s outstanding debt (in millions):

	Maturity	December 31, 2021		March 31, 2022
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	1,250	7.0%	1,250	7.0%
Total Long Term Debt		1,250		1,250
Less unamortized discount and debt issuance costs		(24)		(23)
Notes payable, less unamortized discount and debt issuance costs		1,226		1,227
Less: Current portion		—		—
Total note payable, less current portion		$1,226		$1,227

Term Facility

In April 2018, the Company entered into a variable rate Term Facility Agreement (“Term Facility”). In February 2021, the Company paid all outstanding amounts related to the Term Facility. Interest on the Term Facility was paid based on the London Interbank Offered Rate (“LIBOR”) plus 4.3%. The Company’s obligations under the Term Facility Agreement were backed by guarantees, including from an affiliate of a stockholder of the Company.

In connection with the Term Facility Agreement, the Company issued common stock warrants to the affiliate of the stockholder on the date thereof. The common stock warrants were classified as a debt issuance cost, recorded as an increase to Additional paid-in capital, and subsequently amortized over the periods the Term Facility was outstanding.

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

As of March 31, 2022, the Company had no borrowings under the ABL Facility and $211 million of letters of credit outstanding, resulting in availability under the ABL Facility of $533 million after giving effect to the borrowing base and the outstanding letters of credit. As of March 31, 2022, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to new and existing investors of the Company. As of March 31, 2022, the Company was in compliance with all covenants required by the 2026 Notes, and the interest rate in effect was 6.63%. Interest accrued on the 2026 Notes is included within “Current portion of lease liabilities and other current liabilities” on the Condensed Consolidated Balance Sheets and was $20 million and $41 million as of December 31, 2021 and March 31, 2022, respectively.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active. As of December 31, 2021 and March 31, 2022, the carrying value of the 2026 Notes approximated their fair value.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets includes the following components as of December 31, 2021 and March 31, 2022 (in millions):

	December 31, 2021	March 31, 2022
Capital and other expenditures	$490	$482
Payroll	94	140
Services	27	53
Other	56	71
Total accrued liabilities	$667	$746

6. INCOME TAXES

The Company’s provision for income taxes was not material for the three months ended March 31, 2021 and 2022. The Company’s effective tax rate was 0% for the three months ended March 31, 2021 and 2022. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

7. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. As of March 31, 2022, 99 million and 145 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively. As of March 31, 2022, 31 million shares were reserved for issuance under the 2021 Employee Stock Purchase Plan (“ESPP”).

Because no awards granted under the 2015 Stock Plan vested, were expected to vest, or were exercisable prior to the IPO, the Company recognized no stock-based compensation cost during the three months ended March 31, 2021. The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and ESPP recognized during the three months ended March 31, 2022 by line item in the Condensed Consolidated Statement of Operations (in millions):

March 31, 2022
Cost of revenues	$10
Research and development	138
Selling, general, and administrative	169
Total stock-based compensation expense	$317

8. RELATED PARTY TRANSACTIONS

2026 Notes

The 2026 Notes were issued to new and existing investors, including certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”), a principal shareholder of the Company, with an aggregate $285 million principal amount (refer to Note 4 "Debt" for more information about the 2026 Notes).

Operating Expenses

The Company obtains prototyping, engineering, and other research and development (“R&D”) services from a wholly-owned subsidiary of Ford Motor Company (together with its affiliates, “Ford”), a principal shareholder of the Company. The Company recognized $16 million and $1 million of expense for these services during the three months ended March 31, 2021 and 2022, respectively, within “Research and development” in the Condensed Consolidated Statements of Operations. As of

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
December 31, 2021 and March 31, 2022, respectively, unpaid amounts of $16 million and $4 million related to these services are reported primarily within “Accrued liabilities” and “Accounts payable” on the Condensed Consolidated Balance Sheets.

The Company obtains hosting services from Amazon.com, Inc. and its affiliates (collectively, “Amazon”), a principal shareholder of the Company. During the three months ended March 31, 2021 and 2022, expenses related to these services of $4 million and $19 million, respectively, were recorded in “Research and development” and “Selling, general, and administrative”, in the Condensed Consolidated Statements of Operations. As of December 31, 2021 and March 31, 2022, the unpaid amounts related to these services were not material.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings, primarily related to employment matters and supplier contracts. While it is not possible to predict the outcome of these matters with certainty, the Company has developed an estimate of the range of unsettled obligations pertaining to legal proceedings and determined that the range is not materially different from the estimated liability recorded. As of December 31, 2021 and March 31, 2022, the Company recorded an estimated liability for unsettled obligations of $17 million and $20 million, respectively, within “Accrued liabilities” on the Condensed Consolidated Balance Sheets. The estimated obligation is not reduced by expected recoveries from third parties, and the majority of the matters for which an estimated obligation has been recorded are expected to be settled during the year ending December 31, 2022.

10. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2021 and March 31, 2022, 892 million and 893 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2021 and March 31, 2022, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2021 and March 31, 2022, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

Upon the close of the IPO, all outstanding shares of contingently redeemable convertible preferred stock converted into shares of Class A common stock. As of December 31, 2021 and March 31, 2022, no shares of preferred stock were outstanding and 10 million shares of preferred stock were authorized.

Because the rights of the holders of Class A and Class B common stock, including liquidation and dividend rights, are identical except with respect to voting and conversion rights, undistributed earnings are allocated on a proportionate basis. As a result, net loss per share attributable to common stockholders is the same for Class A and Class B common stock, whether on an individual or combined basis.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive, including stock options, unvested RSUs, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of stock options with a

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
market condition. The number of potential shares of common stock outstanding during each period that were excluded from the computation of diluted net loss per share is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Stock warrants	12	12
Contingently redeemable convertible preferred stock	561	—
Stock options	67	65
Restricted stock units	18	39
Total	658	116

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2021	2022
Numerator
Net loss attributable to Rivian	$(414)	$(1,593)
Net loss attributable to common stockholders, basic and diluted	$(414)	$(1,593)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	101	901
Effect of dilutive securities	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	101	901

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(4.10)	$(1.77)

12. SUBSEQUENT EVENTS

During May 2022, the Company executed an Economic Development Agreement (the “Agreement”) with the State of Georgia and other governmental parties. As part of the Agreement, the Company committed to build an electric vehicle manufacturing plant with a minimum capital investment of approximately $5,000 million and to make annual payments from March 2023 through March 2047, totaling a minimum of approximately $300 million. In addition, the Company expects to receive approximately $1,500 million in state and local incentives and tax credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Form 10-Q, as well as those identified under Part I, Item 1A. “Risk Factors” of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In the consumer market, we launched the R1 platform with our first generation of consumer vehicles, the R1T, a two-row five-passenger pickup truck, and the R1S, a three-row seven-passenger sport utility vehicle (“SUV”). As of May 9, 2022, we had over 90,000 net R1 preorders from consumers in the United States and Canada who each paid a cancellable and fully refundable deposit of $1,000.

In the commercial market, we launched with the Rivian Commercial Vehicle (“RCV”) platform. Our first vehicle on this platform is our Electric Delivery Van (“EDV”), designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. Amazon has placed an order of 100,000 EDVs, subject to modification as described under Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" in the Form 10-K.

During the three months ended March 31, 2022, we produced 2,553 vehicles and delivered 1,227 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part I, Item 1A “Risk Factors” in the Form 10-K, that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV, our initial launch products, appear to resonate with customers based on positive responses to vehicles delivered and preorder data. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience.

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

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure.

Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our delivery and service operations, Rivian Adventure Network (“RAN”), charging network, and customer service will be critical for supporting growth. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale these elements, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy, driven by initial attach rate, retention, and the subsequent adoption of future service offerings. We intend to offer a variety of services, including financing and insurance, vehicle maintenance and repair, membership, software, and charging and FleetOS solutions that we believe will grow our revenue outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of creating a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenue and our long-term financial performance will depend in part on our ability to drive adoption of these offerings.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver the broadest combination of performance, utility, and capability, as well as services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we expect to experience additional losses, which could delay our ability to achieve profitability and positive operating cash flow. Furthermore, we anticipate that these future investments will require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel), components (e.g., semiconductors), and systems (e.g., seats). Any inability or unwillingness of our suppliers to deliver necessary product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of materials, supply interruptions, or material shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials that could impact our financial performance. For example, the recent global semiconductor supply shortage is having wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. In addition, there have been sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt with volatility in pricing expected to persist for the foreseeable future. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near-future. We also must manage the risk of field actions, including product recalls, with respect to vehicle components from suppliers. For example, on May 10, 2022, we voluntarily initiated a product recall approved by the National Highway Traffic Safety Administration (“NHTSA”) of approximately 500 R1T vehicles, after we determined that the calibration of the occupant classification systems for the front passenger seat might not meet current production specifications due to a defect during supplier manufacturing of the seat. This defect could potentially result in the passenger air bag not being deactivated as required in certain circumstances when a car seat or child is in the front passenger seat. We intend to replace the front passenger seat in the affected vehicles free of charge. We do not expect this product recall to result in a material expense or adversely affect our business. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations in the United States, Canada, the United Kingdom, and the European Union. We believe we are well-positioned for international expansion in light of a healthy global demand for EVs and for the vehicle segments in which we currently operate or expect to operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly and without a significant physical retail footprint; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

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

•Ability to Maintain Our Culture, Attract and Retain Talent, and Scale Our Team. We believe our culture has been a key contributor to the positive response from our customers, and our mission promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively pursue our objectives. If we are unable to retain or hire key personnel, our business and competitive position may be harmed resulting in an adverse impact to our prospects, financial condition, results of operations, and cash flows.

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect volumes of commercial vehicle sales to be less in the winter months, as customers shift their focus to making last mile deliveries during holidays, rather than incorporating more vehicles into their fleet. We do not expect such seasonality in demand to significantly impact our operations in the near-term as we scale our business due to our backlog of preorders; however, we may experience seasonal variations in demand in the long-term.

•Impact of the COVID-19 pandemic. Since 2020, public health and governmental authorities have taken extraordinary steps to contain and combat the outbreak and spread of COVID-19, including associated variants, throughout the world. Consistent with these actions and in combination with recommendations by public health officials, since late March 2020 a significant percentage of Rivian personnel have been working remotely; however, in recent months a number of employees have been able to work on-site at our facilities, including our Normal Factory, subject to operating restrictions intended to protect public health and the health and safety of our employees.

Additionally, the effects of the COVID-19 pandemic have caused disruptions to and delays in our operations, including shortages, delays, and price increases in the supply of input materials (e.g., lithium and nickel), components (e.g., semiconductors), and systems (e.g., seats). In response, we have adapted various internal designs and processes to proactively address any impacts of such disruptions and delays on our production timeline, which has resulted in higher costs. In addition, the recent lock-downs in China could cause additional disruptions in supply chain.

The full extent of the future impact from the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on future developments outside of our control, including the duration, extent and intensity of the COVID-19 pandemic, the effectiveness and availability of vaccines and boosters, and actions taken by public health organizations and governmental authorities. We will continue to monitor these conditions and remain flexible, evolving our business and processes as appropriate.

•Inflation. The United States economy has experienced various disruptions, including supply chain shortages. These disruptions, as well as the conflict in the Ukraine, have contributed to increased inflation. The cost of input materials (e.g., lithium and nickel), components (e.g., semiconductors), and systems (e.g., seats) required to produce our vehicles has risen considerably. We expect inflation to be higher than recent years for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented (in millions). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2021	2022
(in millions)
Revenues	$—	$95
Cost of revenues	—	597
Gross profit	—	(502)
Operating expenses
Research and development	289	547
Selling, general, and administrative	121	530
Total operating expenses	410	1,077
Loss from operations	(410)	(1,579)
Interest income	1	3
Interest expense	(5)	(22)
Other income, net	—	5
Loss before income taxes	(414)	(1,593)
Provision for income taxes	—	—
Net loss	$(414)	$(1,593)

Comparison of the three months ended March 31, 2021 and 2022

Revenues

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change	% Change
Revenues	$—	$95	$95	nm

*nm-not meaningful

Revenues increased by $95 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily achieved through our customer deliveries of 1,227 vehicles.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change	% Change
Cost of revenues	$—	$597	$597	nm
Gross profit	$—	$(502)	$(502)	nm

*nm-not meaningful

Cost of revenues increased by $597 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as a result of manufacturing 2,553 vehicles. Additionally, we recorded $80 million of depreciation and amortization expense and $10 million of stock-based compensation expense.

Negative gross profit increased by $502 million for the three months ended March 31, 2022. As we produce vehicles at low volumes on production lines designed for higher volumes, we have and will continue to experience negative gross profit related to significant labor and overhead costs. The pressure on gross profit from limited volumes will continue in the near term, but we expect it will improve on a per-vehicle basis as production volumes ramp up faster than future labor and overhead cost increases. Additionally, we recorded an LCNRV adjustment to reflect the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale) and losses on firm purchase commitments. These expenses negatively impacted gross profit during the three months ended March 31, 2022 by $188 million. We expect these items to continue to negatively impact operating results in near-term periods. We also experienced logistics costs due to expedited freight associated with supply chain challenges.

Research and development

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change	% Change
Research and development	$289	$547	$258	89%

For the three months ended March 31, 2022, we incurred R&D expenses of $547 million, including $20 million of depreciation and amortization expense. R&D expenses increased by $258 million, or 89% compared to the three months ended March 31, 2021. This increase was primarily due to $138 million of stock-based compensation expense and a $97 million increase in payroll and related expenses.

The primary drivers for these higher expenses were stock-based compensation expense not recognized prior to our November 2021 IPO and higher headcount and personnel costs related to investing in our R1 and EDV programs, as well as important investments related to other advanced product-development activities, including future propulsion platforms and our updated electronics stack. Additionally, we plan to continue to invest in future vehicle platforms and vertical integration, as well as current technologies, including in-vehicle and Rivian Cloud, through R&D activities.

Selling, general, and administrative

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change	% Change
Selling, general, and administrative	$121	$530	$409	338%

For the three months ended March 31, 2022, we incurred SG&A expenses of $530 million, including $18 million of depreciation and amortization expense. SG&A expenses increased by $409 million, or 338% compared to the three months ended March 31, 2021. The increase was primarily due to $169 million of stock-based compensation expense, a $95 million increase in payroll and related expenses, a $33 million increase in facilities and other occupancy costs, a $24 million increase in subcontractor and other professional fees, and an increase in other miscellaneous operating expenses, including expenses for information technology and other administrative expenses.

The primary drivers for these higher expenses were scaling our sales operations, lab facilities, customer-facing facilities, and corporate functions to support our future business growth, including higher headcount and increased personnel costs, as well as stock-based compensation expense not recognized prior to our November 2021 IPO. We also plan to make corresponding investments in our facilities, service network, commercial operations, and technology for our future operations.

Other (expense) income, net

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change	% Change
Interest income	$1	$3	$2	200%
Interest expense	$(5)	$(22)	$(17)	340%
Other income, net	$—	$5	$5	nm

*nm-not meaningful

Interest income increased by $2 million, or 200%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily due to higher average balances of cash and cash equivalents and higher market rates.

Interest expense increased by $17 million, or 340%, for the three months ended March 31, 2022, compared to three months ended March 31, 2021. This increase was primarily due to higher average debt balances and interest rates with the issuance of the 2026 Notes. See Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Notes. We expect interest expense to increase in the near term, reflecting changes in the interest rate environment.

Provision for income taxes

As of March 31, 2021 and 2022, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity as of December 31, 2021 and March 31, 2022 (in billions):

	December 31, 2021	March 31, 2022
Cash and cash equivalents	$18.1	$16.4
Availability under ABL Facility	0.3	0.5
Total liquidity	$18.4	$16.9

In November 2021, we completed our underwritten IPO of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share. The net proceeds to us from the IPO were $13.5 billion. See Note 10 “Stockholders' Equity and Net Loss Per Share” to our condensed consolidated financial statements included in this Form 10-Q for more information regarding the IPO.

We have generated significant losses from operations, as reflected in our accumulated deficit of $6.4 billion and $8.0 billion as of December 31, 2021 and March 31, 2022, respectively. Additionally, we have generated negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity at the Normal Factory and initiating work on our second domestic manufacturing facility in Georgia. We also anticipate continuing to make significant investments in future growth objectives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, our service network, charging infrastructure, and digital offerings.

As of December 31, 2021 and March 31, 2022, our non-cancellable commitments as disclosed in Note 5 "Leases", Note 6 “Debt”, and Note 12 "Commitments and Contingencies" to our consolidated financial statements in our Form 10-K and Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q, do not include any commitments related to these ongoing investments as we do not have any related material commitments that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase as we ramp vehicle production and continue to invest in R&D activities and our commercial infrastructure in support of our growing customer base.

We believe our existing balance of cash and cash equivalents, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

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

Cash Flows

	Three Months Ended March 31,
(in millions)	2021	2022
Net cash used in operating activities	$(362)	$(1,034)
Net cash used in investing activities	$(440)	$(418)
Net cash provided by financing activities	$2,572	$—

Operating Activities
Cash used in operating activities increased by $672 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by higher cash outlays to support overall growth of the business, especially the manufacture and sale of our initial products from our Normal Factory, various SG&A activities related to scaling our corporate and commercial operations (such as payroll), and R&D related to progressing our vehicle programs (such as prototype expenses). The manufacture and sale of our initial products resulted in the use of cash to produce inventory, partially offset by an increase in payables and accrued expenses related to operating activities.

Investing Activities

Cash used in investing activities during three months ended March 31, 2022 was essentially flat compared to the three months ended March 31, 2021, as we continue to invest in the growth of our business, including continued investments in the manufacturing capabilities at our Normal Factory.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 of $2.6 billion was primarily driven by proceeds from the issuance of shares of Series F contingently redeemable convertible preferred stock. We had no material financing activities during the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2021 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the three months ended March 31, 2022, there were no material changes in our exposure to market risk as a result of our financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in the final prospectus, as filed with the SEC in connection with our IPO, we previously identified material weaknesses in our internal control over financial reporting related to controls to address segregation of duties across financially relevant functions and information technology (“IT”) general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of March 31, 2022. The deficiencies identified did not result in a material misstatement to our financial statements.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•On March 7, 2022 an alleged stockholder filed suit against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters in the United States District Court, Central District of California, on behalf of a putative class of purchasers of Rivian common stock in our IPO. The complaint alleges violations of Section 11 of the Securities Act in connection with our IPO and, more specifically, that there were misstatements and omissions in Rivian’s registration statement in connection with the IPO. On March 22, 2022, another alleged stockholder filed a similar securities class action against Rivian Automotive, Inc., certain of our officers and directors, and our IPO underwriters, also in the Central District of California, on behalf of a putative class of purchasers of our common stock between November 10, 2021 and March 10, 2022. The complaint, in addition to alleging violations of Sections 11 and 15 of the Securities Act, alleges violations under Sections 10(b) and 20(a) of the Exchange Act. On April 19, 2022, another alleged stockholder filed a similar securities class action against Rivian Automotive, Inc. and certain of our officers and directors, also in the Central District of California, on behalf of a putative class of purchasers of our common stock between November 10, 2021 and March 10, 2022. The complaint alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Each of these complaints seeks damages and attorneys’ fees, among other things. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Management believes these lawsuits are meritless and intends to vigorously defend against them.
•On May 5, 2022 an alleged stockholder filed a derivative suit, purportedly on behalf of Rivian Automotive, Inc., against our board of directors and Rivian Automotive, Inc. (as a nominal defendant) in the United States District Court, District of Delaware. The complaint alleges claims under Delaware law, including purported breach of fiduciary duties, as well as under Section 14(a) of the Exchange Act. The complaint seeks unspecified monetary and injunctive relief, as well as corporate governance changes.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge we believe that the final outcome of these pending matters will not have a material adverse effect on our business, results of operations, or financial condition.
Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see the risk factors set forth in Part I, Item 1A “Risk Factors” of our Form 10-K and Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in the report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and certain risks and uncertainties may materialize from time to time. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
10.1
Amendment no. 1 to Credit Agreement, dated as of May 20, 2021, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
*
10.2
Amendment no. 2 to Credit Agreement, dated as of May 20, 2021, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*
* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: May 11, 2022		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: May 11, 2022		(Principal Financial Officer)