Form 10-Q
period 2022-06-30
Rivian Automotive, Inc. / DE
filed 2022-08-11
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 28, 2022, 908,365,900 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, and our objectives for future operations.

The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q as well as in any subsequent filings. The forward-looking statements in this Form 10-Q are based upon information available to us as of the date of this Form 10-Q, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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

RISK FACTORS SUMMARY

Our business is subject to a number of risks and uncertainties, including those described in Part II, Item 1A “Risk Factors” of this Form 10-Q. You should carefully consider these risks and uncertainties in evaluating the information contained in this Form 10-Q as the outcome of one or more of these risks or uncertainties could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The principal risks and uncertainties affecting our business include the following:

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
•We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
•We may experience significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer (“CEO”).
•Our long-term results depend upon our ability to successfully introduce and market new products and services, which may expose us to new and increased challenges and risks.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2021	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$18,133	$14,923
Accounts receivable, net (Note 2)	26	62
Inventory (Note 2)	274	655
Other current assets	126	92
Total current assets	18,559	15,732
Property, plant, and equipment, net (Note 3)	3,183	3,526
Operating lease assets, net	228	286
Other non-current assets	324	627
Total assets	$22,294	$20,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$732
Accrued liabilities (Note 5)	667	777
Customer deposits	74	92
Current portion of lease liabilities and other current liabilities	89	152
Total current liabilities	1,313	1,753
Non-current portion of long-term debt (Note 4)	1,226	1,228
Non-current lease liabilities	218	275
Other non-current liabilities	23	47
Total liabilities	2,780	3,303
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2021 and June 30, 2022 (Note 10)	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 900 and 916 shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively (Note 10)	1	1
Additional paid-in capital	25,887	26,547
Accumulated deficit	(6,374)	(9,679)
Accumulated other comprehensive loss	—	(1)
Total stockholders' equity	19,514	16,868
Total liabilities and stockholders' equity	$22,294	$20,171

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenues (Note 2)	$—	$364	$—	$459
Cost of revenues	—	1,068	—	1,665
Gross profit	—	(704)	—	(1,206)
Operating expenses
Research and development	394	543	683	1,090
Selling, general, and administrative	186	461	307	991
Total operating expenses	580	1,004	990	2,081
Loss from operations	(580)	(1,708)	(990)	(3,287)
Interest income	—	22	1	25
Interest expense (Note 4)	(1)	(24)	(6)	(46)
Other income, net	1	1	1	6
Loss before income taxes	(580)	(1,709)	(994)	(3,302)
Provision for income taxes	—	(3)	—	(3)
Net loss	$(580)	$(1,712)	$(994)	$(3,305)
Net loss attributable to common stockholders, basic and diluted	$(580)	$(1,712)	$(994)	$(3,305)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 10)	$(5.74)	$(1.89)	$(9.84)	$(3.66)
Weighted-average common shares outstanding, basic and diluted	101	908	101	904

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(580)	$(1,712)	$(994)	$(3,305)
Other comprehensive loss	—	(1)	—	(1)
Comprehensive loss	$(580)	$(1,713)	$(994)	$(3,306)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)
(unaudited)

			Stockholders' (Deficit) Equity
	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
BALANCE - December 31, 2020	504	$5,244	101	$—	$302	$(1,686)	$—	$(1,384)
Capital stock issuance	72	2,650	—	—	1	—	—	1
Net loss	—	—	—	—	—	(414)	—	(414)
BALANCE - March 31, 2021	576	7,894	101	—	303	(2,100)	—	(1,797)
Capital stock issuance	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(580)	—	(580)
BALANCE - June 30, 2021	576	$7,894	101	$—	$305	$(2,680)	$—	$(2,375)

BALANCE - December 31, 2021	—	$—	900	$1	$25,887	$(6,374)	$—	$19,514
Capital stock issuance	—	—	1	—	1	—	—	1
Stock-based compensation	—	—	—	—	338	—	—	338
Net loss	—	—	—	—	—	(1,593)	—	(1,593)
BALANCE - March 31, 2022	—	—	901	1	26,226	(7,967)	—	18,260
Capital stock issuance including employee stock purchase plan	—	—	15	—	57	—	—	57
Stock-based compensation	—	—	—	—	264	—	—	264
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(1,712)	—	(1,712)
BALANCE - June 30, 2022	—	$—	916	$1	$26,547	$(9,679)	$(1)	$16,868

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(994)	$(3,305)
Depreciation and amortization	35	279
Stock-based compensation expense	—	559
Inventory write-downs and losses on firm purchase commitments	—	301
Other non-cash activities	8	63
Changes in operating assets and liabilities:
Accounts receivable	—	(37)
Inventory	(10)	(620)
Other current assets	(5)	18
Other non-current assets	(5)	(19)
Accounts payable and accrued liabilities	111	421
Customer deposits	10	18
Other current liabilities	—	52
Other non-current liabilities	(1)	32
Net cash used in operating activities	(851)	(2,238)

Cash flows from investing activities:
Capital expenditures	(871)	(777)
Net cash used in investing activities	(871)	(777)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	2,653	58
Principal payments and other financing activities	(85)	(2)
Net cash provided by financing activities	2,568	56

Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash	846	(2,960)
Cash, cash equivalents, and restricted cash—Beginning of period	3,011	18,423
Cash, cash equivalents, and restricted cash—End of period	$3,857	$15,463

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$425	$358
Right-of-use assets obtained in exchange for operating lease liabilities	$86	$84

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRESENTATION AND NATURE OF OPERATIONS
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the six months ended June 30, 2021 was primarily research and development activities related to vehicle development and its related technologies, and pre-production activities related to manufacturing and sales. The nature of the Company’s operations during the six months ended June 30, 2022 was primarily the production and sale of EVs in the United States of America (“United States”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. The Company believes that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from original estimates, requiring adjustments to these amounts in future periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, payments due from financial institutions for the settlement of credit card and debit card transactions, and short-term, highly liquid investments with maturities of three months or less. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices in active markets for identical instruments. The cost of the Company’s cash equivalents

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
approximated their fair values as of December 31, 2021 and June 30, 2022. The following table presents the fair value of the Company’s “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2021	June 30, 2022
Cash	$5,438	$2,656
Money market funds	11,827	10,655
Certificates of deposit	450	461
Commercial papers	268	651
United States Treasury securities	150	500
Total cash and cash equivalents	$18,133	$14,923

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are classified as restricted cash and are primarily recorded in “Other non-current assets” on the Company’s Condensed Consolidated Statements of Operations. Restricted cash primarily consists of the balance of an account under the dominion and control of the administrative agent under the Company’s senior secured asset-based revolving credit facility (“ABL Facility”), which will be used to repay outstanding borrowings under the ABL Facility if certain specified events of default occur. See Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the ABL Facility. Total restricted cash was $290 million and $540 million as of December 31, 2021 and June 30, 2022, respectively.

Accounts Receivable, Net

Receivables are reported at the invoiced amount, less an allowance for any potentially uncollectible amounts. The Company had no allowance for uncollectible amounts as of December 31, 2021 and June 30, 2022.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”). Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2021	June 30, 2022
Raw materials	$236	$488
Work in progress	9	60
Finished goods	29	107
Total inventory	$274	$655

The Company recorded a $301 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of June 30, 2022 in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Condensed Consolidated Balance Sheets in either Other current assets or Current portion of lease liabilities and other current liabilities and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices in active markets. For commodity contracts, the Company records gains and losses resulting from changes in fair value in “Cost of revenues” in the Condensed Consolidated Statements of Operations and

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
cash flows in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. The Company also may enter into master netting agreements with its counterparties to allow for netting of transactions with the same counterparty. The Company does not utilize derivative instruments for trading or speculative purposes.

The Company has entered into commodity contracts, and the resulting liability is not material as of June 30, 2022. The aggregate notional amount of these derivatives was $69 million as of June 30, 2022. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and six months ended June 30, 2022, gains and losses resulting from changes in fair value were not material.

Revenues

The Company primarily recognizes revenue from the sale of EVs. Revenue from the sale of EVs is generally recognized upon delivery, when control of the EV transfers to the customer. Payment for EV sales is generally due upon delivery, and an insignificant amount of revenue is recognized after delivery for performance obligations satisfied over time. Sales are subject to a right of return and involve variable consideration for certain sales to employees.

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

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities exclude fully-refundable customer deposits. The Company’s contract liabilities were not material as of December 31, 2021 and June 30, 2022, and were recorded primarily in “Current portion of lease liabilities and other current liabilities” on the Condensed Consolidated Balance Sheets.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, restricted cash, deposits, derivatives, and loans. The Company is exposed to credit risk to the extent that its cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. The degree of counterparty credit risk will vary based on many factors, including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees the credit risk management function related to investments. As of December 31, 2021 and June 30, 2022, all of the Company’s cash and cash equivalents were placed at financial institutions that management believes are of high credit quality. These balances are typically in excess of insured limits.

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

The Company’s manufacturing facility in Normal, Illinois (the “Normal Factory”) is operational, and Rivian is continuing to invest in the Normal Factory. The Company’s ability to sustain production depends, among other things, on the readiness and solvency of suppliers and vendors through various macroeconomic factors, including factors resulting from the COVID-19 pandemic, and economic uncertainties, such as geopolitical instability and its effects on inflation and commodity prices.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	Estimated Useful Lives	December 31, 2021	June 30, 2022
Land, buildings, and building improvements	10 to 30 years (a)	$429	$522
Leasehold improvements	Shorter of 10 years or lease term	191	241
Machinery, equipment, vehicles, and office furniture	3 to 15 years	1,856	2,119
Computer equipment, hardware, and software	3 to 10 years	180	276
Construction in progress		760	891
Total property, plant, and equipment		3,416	4,049
Accumulated depreciation and amortization		(233)	(523)
Total property, plant, and equipment, net		$3,183	$3,526

(a) Land is not depreciated.

Depreciation and amortization expense was $21 million and $161 million for the three months ended June 30, 2021 and 2022, respectively, and $35 million and $279 million for the six months ended June 30, 2021 and 2022, respectively.

4. DEBT

The following table summarizes the Company’s outstanding debt (in millions):

	Maturity	December 31, 2021		June 30, 2022
		Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	7.0%	$1,250	7.6%
Total long term debt		1,250		1,250
Less unamortized discount and debt issuance costs		(24)		(22)
Notes payable, less unamortized discount and debt issuance costs		1,226		1,228
Less: Current portion		—		—
Total note payable, less current portion		$1,226		$1,228

Term Facility

In April 2018, the Company entered into a variable rate Term Facility Agreement (“Term Facility”). In February 2021, the Company paid all outstanding amounts related to the Term Facility. Interest on the Term Facility was paid based on the London Interbank Offered Rate (“LIBOR”) plus 4.3%. The Company’s obligations under the Term Facility were backed by guarantees, including from an affiliate of a stockholder of the Company.

In connection with the Term Facility, the Company issued common stock warrants to the affiliate of the stockholder on the date thereof. The common stock warrants were classified as a debt issuance cost, recorded as an increase to Additional paid-in capital, and subsequently amortized over the periods the Term Facility was outstanding.

ABL Facility

In May 2021, the Company, through various of its subsidiaries, entered into an ABL Facility with a syndicate of banks that may be used for general corporate purposes. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $750 million cap and is reduced by borrowings and the issuance of letters of credit which bear a fronting fee of 0.125% plus interest per annum.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2022, the Company had no borrowings under the ABL Facility and $244 million of letters of credit outstanding, resulting in availability under the ABL Facility of $503 million after giving effect to the borrowing base and the outstanding letters of credit. As of June 30, 2022, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to new and existing investors of the Company. As of June 30, 2022, the Company was in compliance with all covenants required by the 2026 Notes, and the contractual interest rate was 7.19%.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active. As of December 31, 2021 and June 30, 2022, the carrying value of the 2026 Notes approximated their fair value.

5. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2021 (a)	June 30, 2022
Capital expenditures	$311	$270
Other products and services	182	152
Payroll and related costs	95	184
Inventory	28	129
Other	51	42
Total accrued liabilities	$667	$777

(a) The prior period has been recast to conform to current period presentation.

6. INCOME TAXES

The Company’s provision for income taxes was not material for the three and six months ended June 30, 2021 and 2022. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2021 and 2022. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

7. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. As of June 30, 2022, 85 million and 146 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively. As of June 30, 2022, 29 million shares were reserved for issuance under the 2021 Employee Stock Purchase Plan (“ESPP”).

In April 2022, the Company granted approximately 10 million RSUs to its existing employees. The RSUs generally vest in quarterly installments based on a requisite service period of four years of continuous service, and the grant date fair value of the awards was $355 million.

Because no awards granted under the 2015 Stock Plan vested, were expected to vest, or were exercisable prior to the IPO, the Company recognized no stock-based compensation cost during the three and six months ended June 30, 2021. The

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
following table summarizes the Company’s stock-based compensation expense for the Stock Plans and ESPP by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cost of revenues	$13	$23
Research and development	115	253
Selling, general, and administrative	114	283
Total stock-based compensation expense	$242	$559

8. RELATED PARTY TRANSACTIONS

2026 Notes

The 2026 Notes were issued to new and existing investors, including certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”), a principal stockholder of the Company, with an aggregate $285 million principal amount (refer to Note 4 "Debt" for more information about the 2026 Notes).

Operating Expenses

The Company obtains prototyping, engineering, and other research and development (“R&D”) services from a wholly-owned subsidiary of Ford Motor Company (together with its affiliates, “Ford”). Until May 2022, Ford was a principal stockholder and related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests. During the five months ended May 31, 2022, the expense for services from Ford that the Company recognized in “Research and development”in the Condensed Consolidated Statement of Operations was not material. As of June 30, 2022, Ford is no longer a related party.

The Company obtains data services, including hosting, storage, and compute, from Amazon.com, Inc. and its affiliates (collectively, “Amazon”), a principal stockholder of the Company. The Company recognized expenses related to these services of $7 million and $15 million during the three months ended June 30, 2021 and 2022, respectively, and $11 million and $34 million during the six months ended June 30, 2021 and 2022, respectively, in “Research and development” and “Selling, general, and administrative”, in the Condensed Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2022, the unpaid amounts related to these services were not material.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings, primarily related to employment matters, securities laws, and supplier contracts. While it is not possible to predict the outcome of these matters with certainty, the Company has recorded an estimated liability for unsettled obligations pertaining to legal proceedings of $17 million and $10 million as of December 31, 2021 and June 30, 2022, respectively, within “Accrued liabilities” on the Condensed Consolidated Balance Sheets. The Company has estimated the range of unsettled obligations, with the high end of the range at approximately $19 million and the low end of the range not materially different from the estimated liability recorded. The estimated liability is not reduced by expected recoveries from third parties, and the majority of the matters for which an estimated liability has been recorded are expected to be resolved during the year ending December 31, 2022.

10. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2021 and June 30, 2022, 892 million and 908 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2021 and June 30, 2022, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2021 and June 30, 2022, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Upon the close of the IPO, all outstanding shares of contingently redeemable convertible preferred stock converted into shares of Class A common stock. As of December 31, 2021 and June 30, 2022, no shares of preferred stock were outstanding and 10 million shares of preferred stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive, including stock options, unvested RSUs, shares underlying the Company’s ESPP, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of stock options with a market condition. The number of potential shares of common stock outstanding during each period that were excluded from the computation of diluted net loss per share is as follows (in millions):

	Three and Six Months Ended June 30,
	2021	2022
Stock warrants	12	12
Contingently redeemable convertible preferred stock	576	—
Stock options	66	63
RSUs and ESPP shares	23	41
Total	677	116

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator
Net loss attributable to Rivian	$(580)	$(1,712)	$(994)	$(3,305)
Net loss attributable to common stockholders, basic and diluted	$(580)	$(1,712)	$(994)	$(3,305)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	101	908	101	904
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	101	908	101	904

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(5.74)	$(1.89)	$(9.84)	$(3.66)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 "Financial Statements" of this Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Form 10-Q, particularly those identified under Part II, Item 1A “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Rivian exists to create products and services that help our planet transition to carbon neutral energy and transportation. Rivian designs, develops, and manufactures category-defining EVs and accessories and sells them directly to customers in the consumer and commercial markets. Rivian complements its vehicles with a full suite of proprietary, value-added services that address the entire lifecycle of the vehicle and deepen our customer relationships.

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

In the commercial market, we launched with the Rivian Commercial Vehicle (“RCV”) platform. Our first vehicle on this platform is our Electric Delivery Van (“EDV”), designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. We are producing EDVs to fulfill Amazon’s initial order of 100,000 EDVs, subject to modification as described under Part III, Item 13 "Certain Relationships and Related Transactions, and Director Independence" in the Form 10-K.

During the six months ended June 30, 2022, we produced 6,954 vehicles and delivered 5,694 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part II, Item 1A “Risk Factors," that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV, our initial launch products, appear to resonate with customers based on positive responses to vehicles delivered and preorder data. The term “preorder” refers to all configured preorders prior to May 25, 2022 and all reservations made on and following May 25, 2022, net of delivered vehicles and cancelled orders. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience.

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

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy, driven by initial attach rate, retention, and the subsequent adoption of future service offerings. We offer a variety of services, including financing and insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenue outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of creating a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenue and our long-term financial performance will depend in part on our ability to drive adoption of these offerings.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and components that could impact our financial performance. For example, the recent global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. In addition, there have been sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt, with volatility in pricing expected to persist for the foreseeable future. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near-future. We also must manage the risk of field actions, including product recalls, with respect to components from suppliers. For example, on May 10, 2022, we voluntarily initiated a product recall approved by the National Highway Traffic Safety Administration (“NHTSA”) of approximately 500 R1T vehicles, after we determined that the calibration of the occupant classification systems for the front passenger seat might not meet current production specifications due to a defect during supplier manufacturing of the seat. This defect could potentially result in the passenger air bag not being deactivated as required in certain circumstances when a car seat or child is in the front passenger seat. We intend to replace the front passenger seat in the affected vehicles free of charge. We do not expect this product recall to result in a material expense or adversely affect our business. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

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

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery, and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations, including those related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange.

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

Additionally, the effects of the COVID-19 pandemic have caused disruptions to and delays in our operations, including shortages, delays, and price increases in the supply of input materials (e.g., lithium and nickel) and components (e.g., semiconductors). In response, we have adapted various internal designs and processes to proactively address any impacts of such disruptions and delays on our production timeline, which has resulted in higher costs. In addition, the recent lock-downs in China could cause additional disruptions in the supply chain.

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

•Inflation. The United States economy has experienced various disruptions, including supply chain shortages. These disruptions, as well as the ongoing military conflict between Russia and the Ukraine, have contributed to increased inflation. The cost of input materials (e.g., lithium and nickel) and components (e.g., semiconductors) required to produce our vehicles has risen considerably. We expect inflation to be higher than recent years for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented (in millions). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(in millions)
Revenues	$—	$364	$—	$459
Cost of revenues	—	1,068	—	1,665
Gross profit	—	(704)	—	(1,206)
Operating expenses
Research and development	394	543	683	1,090
Selling, general, and administrative	186	461	307	991
Total operating expenses	580	1,004	990	2,081
Loss from operations	(580)	(1,708)	(990)	(3,287)
Interest income	—	22	1	25
Interest expense	(1)	(24)	(6)	(46)
Other income, net	1	1	1	6
Loss before income taxes	(580)	(1,709)	(994)	(3,302)
Provision for income taxes	—	(3)	—	(3)
Net loss	$(580)	$(1,712)	$(994)	$(3,305)

Comparison of the three and six months ended June 30, 2021 and 2022

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Revenues	$—	$364	$364	nm	$—	$459	$459	nm

*nm-not meaningful

Revenues increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021 primarily due to customer deliveries of 4,467 and 5,694 vehicles during the three and six months ended June 30, 2022, respectively.

Cost of revenues and gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Cost of revenues	$—	$1,068	$1,068	nm	$—	$1,665	$1,665	nm
Gross profit	$—	$(704)	$(704)	nm	$—	$(1,206)	$(1,206)	nm

*nm-not meaningful

Cost of revenues increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, as a result of the production of 4,401 and 6,954 vehicles and the delivery of 4,467 and 5,694 vehicles in the three and six months ended June 30, 2022, respectively. Additionally, we recorded $127 million and $207 million of depreciation and amortization expense and $13 million and $23 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively.

Negative gross profit increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. As we produce vehicles at low volumes on production lines designed for higher volumes, we have and will continue to experience negative gross profit related to significant labor and overhead costs. The pressure on gross profit from limited volumes will continue in the near-term, but we expect it will improve on a per-vehicle basis as production volumes ramp up faster than future labor and overhead cost increases. Additionally, gross profit for the three and six months ended June 30, 2022 was negatively impacted by a $301 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of June 30, 2022, recorded in “Cost of revenues” in our Condensed Consolidated Statements of Operations. LCNRV reflects the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale). We expect these items to continue to negatively impact operating results in near-term periods.

There have been recent sizable increases in the cost of various inputs to manufacture our products, due to inflationary pressures and supply chain disruptions, impacting items such as the cost of input materials (e.g., lithium and nickel) and components (e.g., semiconductors). We expect volatility in pricing to persist for the foreseeable future. We have also incurred higher indirect costs, such as elevated levels of expedited freight, to compensate for certain supply chain challenges.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Research and development	$394	$543	$149	38%	$683	$1,090	$407	60%

For the three months ended June 30, 2022, we incurred R&D expenses of $543 million, including $15 million of depreciation and amortization expense. R&D expenses increased by $149 million, or 38% compared to the three months ended June 30, 2021. This increase was primarily due to $115 million of stock-based compensation expense, a $109 million increase in payroll and related expenses, and other miscellaneous operating expenses, partially offset by a $122 million decrease in engineering, design, and development costs.

For the six months ended June 30, 2022, we incurred R&D expenses of $1,090 million, including $35 million of depreciation and amortization expense. R&D expenses increased by $407 million, or 60% compared to the six months ended June 30, 2021. This increase was primarily due to $253 million of stock-based compensation expense and a $226 million increase in payroll and related expenses, partially offset by a $154 million decrease in engineering, design, and development costs.

The primary drivers for these higher expenses were stock-based compensation expense not recognized prior to our November 2021 IPO and higher headcount and personnel costs related to investing in our R1 and RCV programs as well as investments related to other advanced product development activities, including early development of our R2 platform, future propulsion platforms, and our updated vehicle network architecture. The decrease in engineering, design, and development costs was related to higher product development activities in the lead up to our start of production for the R1 and RCV platforms in the prior periods. We plan to continue investing in future vehicle platforms, furthering vertical integration of manufacturing, as well as enhancing current technologies, including in-vehicle and Rivian Cloud.

Selling, general, and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Selling, general, and administrative	$186	$461	$275	148%	$307	$991	$684	223%

For the three months ended June 30, 2022, we incurred SG&A expenses of $461 million, including $19 million of depreciation and amortization expense. SG&A expenses increased by $275 million, or 148% compared to the three months ended June 30, 2021. The increase was primarily due to $114 million of stock-based compensation expense, an increase of $85 million in payroll and related expenses, and a $26 million increase in facilities and other occupancy costs.

For the six months ended June 30, 2022, we incurred SG&A expenses of $991 million, including $37 million of depreciation and amortization expense. SG&A expense increased by $684 million, or 223% compared to the six months ended June 30, 2021. The increase was primarily due to $283 million of stock-based compensation expense, a $187 million increase in payroll and related expenses, a $59 million increase in facilities and other occupancy costs, and other miscellaneous operating expenses.

The primary drivers for these higher expenses were scaling our sales operations, including customer-facing facilities and corporate functions to support our future business growth, including higher headcount and increased personnel costs, as well as stock-based compensation expense not recognized prior to our November 2021 IPO. We also plan to make corresponding investments in our facilities, service network, commercial operations, and technology for our future operations.

Other (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Interest income	$—	$22	$22	nm	$1	$25	$24	2,400%
Interest expense	$(1)	$(24)	$(23)	2,300%	$(6)	$(46)	$(40)	667%
Other income, net	$1	$1	$—	—%	$1	$6	$5	500%

*nm-not meaningful

Interest income increased by $22 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Interest income increased by $24 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The primary drivers of this higher interest income were higher interest rates and higher average balances of cash and cash equivalents.

Interest expense increased by $23 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Interest expense increased by $40 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The primary drivers of this higher interest expense were higher average debt balances and interest rates resulting from the 2026 Notes. See Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Notes. We expect interest expense to increase in the near term, reflecting changes in the interest rate environment.

Provision for income taxes

As of June 30, 2021 and 2022, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity as of December 31, 2021 and June 30, 2022 (in billions):

	December 31, 2021	June 30, 2022
Cash and cash equivalents	$18.1	$14.9
Availability under ABL Facility	0.3	0.5
Total liquidity	$18.4	$15.4

In November 2021, we completed our underwritten IPO of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share. The net proceeds to us from the IPO were $13.5 billion. See Note 10 “Stockholders' Equity and Net Loss Per Share” to our condensed consolidated financial statements included in this Form 10-Q for more information regarding the IPO.

We have generated significant losses from operations, as reflected in our accumulated deficit of $6.4 billion and $9.7 billion as of December 31, 2021 and June 30, 2022, respectively. Additionally, we have generated negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity at the Normal Factory and initiating work on our second domestic manufacturing facility in Georgia. We also anticipate continuing to make significant investments in future growth objectives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, our service network, charging infrastructure, and digital offerings.

As of December 31, 2021 and June 30, 2022, our non-cancellable commitments as disclosed in Note 5 "Leases", Note 6 “Debt”, and Note 12 "Commitments and Contingencies" to our consolidated financial statements in our Form 10-K and Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q, do not include any commitments related to these ongoing investments as we do not have any related material commitments that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase as we ramp vehicle production and continue to invest in R&D activities and our commercial infrastructure in support of our growing customer base.

We believe our existing balance of cash and cash equivalents, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on R&D efforts and other growth initiatives, the expansion of manufacturing activities, the timing of new products and services, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that future investments will require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

	Six Months Ended June 30,
(in millions)	2021	2022
Net cash used in operating activities	$(851)	$(2,238)
Net cash used in investing activities	$(871)	$(777)
Net cash provided by financing activities	$2,568	$56

Operating Activities
Cash used in operating activities increased by $1,387 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by higher cash outlays to support overall growth of the business, especially the manufacture and sale of our products from our Normal Factory, various selling, general, and administrative activities related to scaling our corporate and commercial operations (such as payroll), and R&D related to progressing our vehicle programs (such as prototype expenses). We also used cash to build up inventory levels to support our increasing production levels, partially offset by an increase in payables and accrued expenses related to operating activities.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2022 decreased by $94 million compared to the six months ended June 30, 2021, as we continued to invest in the growth of our business, including in the manufacturing capabilities at our Normal Factory and our facilities footprint including service centers.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 of $2.6 billion was primarily driven by proceeds from the issuance of shares of Series F contingently redeemable convertible preferred stock. We had no material financing activities during the six months ended June 30, 2022.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenue, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2021 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the six months ended June 30, 2022, there were no material changes in our exposure to market risk as a result of our financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in the Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to controls to address segregation of duties across financially relevant functions and information technology (“IT”) general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of June 30, 2022. The deficiencies identified did not result in a material misstatement to our financial statements.

Remediation Measures

The material weaknesses described above arose because as a private company prior to our IPO, with the rapid growth in our business, we did not have the business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are involved in, or may in the future be involved in, legal proceedings, claims or government investigations in the ordinary course of business relating to, among other things, commercial matters and contracts, intellectual property, labor and employment, discrimination, false or misleading advertising, regulatory matters, competition, pricing, tax, consumer rights/protection, torts/personal injury, real estate matters, property rights, data privacy/data protection, and securities.

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

•On March 7, 2022 an alleged stockholder filed suit against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. Two other alleged stockholders each filed securities class action suits against some or all of these same parties on March 22 and April 19, 2022. All three suits were filed in the United States District Court, Central District of California. By Order dated July 1, 2022 the Court consolidated these three cases, appointed a lead plaintiff and appointed lead counsel for the putative class. On July 22, 2022 an amended consolidated complaint was filed alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit.

•On May 5, 2022 an alleged stockholder filed a derivative suit, purportedly on behalf of Rivian Automotive, Inc., against our board of directors and Rivian Automotive, Inc. (as a nominal defendant) in the United States District Court, District of Delaware. The complaint alleges claims under Delaware law, including purported breach of fiduciary duties, as well as under Section 14(a) of the Exchange Act. The complaint seeks unspecified monetary and injunctive relief, as well as corporate governance changes. On July 11, 2022, the members of our board of directors and Rivian Automotive, Inc. moved to dismiss this suit. On June 2, 2022, another alleged stockholder filed a derivative suit alleging similar claims (and seeking similar remedies) against the same defendants in the United States District Court, Central District of California. The members of our board of directors and Rivian Automotive, Inc. moved to dismiss this suit on August 5, 2022.

•On June 21, 2022 seven individuals filed a Petition for Writ of Certiorari in Morgan County (Georgia) Superior Court seeking judicial review and reversal of a resolution adopted by the Morgan County Board of Tax Assessors approving the agreement between Rivian Horizon, LLC (“Rivian Horizon”), an indirect subsidiary of the Company, and the Joint Development Authority of Jasper County, et al. (“JDA”) that would permit Rivian Horizon to make certain payments in lieu of paying ad valorem tax on its interest in the property for Rivian’s planned manufacturing plant in Georgia. The Petition names Rivian Horizon, the JDA and the Board of Tax Assessors of Walton County as defendants. On July 15, 2022 Rivian Horizon filed a Motion to Dismiss the Petition. We believe petitioners’ claims are meritless and intend to vigorously defend against this lawsuit.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge we believe that the final outcome of these pending matters will not have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see the risk factors set forth in Part II, Item 1A “Risk Factors” and Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

Our business involves a high degree of risk. The risks and uncertainties described below should be carefully read and considered, together with all of the other information in this Form 10-Q” and our audited consolidated financial statements and related notes as disclosed in our Form 10-K for the year ended December 31, 2021. The risks and uncertainties described in these documents may not be the only ones we face and certain risks and uncertainties may materialize from time to time. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. The factors discussed in these documents, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Related to Our Business

We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $994 million for the six months ended June 30, 2021 and $3,305 million for the six months ended June 30, 2022. We believe that we will continue to incur operating and net losses in the future while we grow, including following our initial generation of revenues from the sale of our vehicles, which began with the R1T in September 2021 and the R1S and EDV in December 2021. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop additional vehicle lines and continue to attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, including the introduction of lower-priced vehicles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of a stockholder’s investment. If we are ever to achieve profitability, it will be dependent upon the continued successful development and commercial production and acceptance of our consumer vehicles, such as the R1T and R1S, our commercial fleet vehicles, such as the EDV, and our services, which may not occur.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with a limited operating history. As we continue to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring our other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers at the prices we establish. Market and geopolitical conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, the ongoing military conflict between Russia and the Ukraine, fuel and energy prices, inflation and increased input costs, regulatory requirements and incentives, competition, and the pace and extent of vehicle electrification generally, will impact demand for the R1T, R1S, EDV, and our other commercial products, and ultimately our success. Inflation rates, particularly in the United States, have increased recently to levels not seen in years and the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which may have the effect of further increasing economic uncertainty, which could possibly have a material adverse impact on both our costs and demand for our products and services.

Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven.

Our business depends in large part on our ability to develop, manufacture, market, and sell our vehicles. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to a number of reasons. The cascading impacts of the COVID-19 pandemic, and more recently the ongoing military conflict between Russia and the Ukraine, have impacted our business and operations from facility construction to equipment installation and vehicle component supply.
We launched our first consumer vehicles, the R1T and R1S, and first commercial vehicle, the EDV, and made our first deliveries in 2021. In conjunction with the launch of future products we may need to manufacture our vehicles in increasingly higher volumes than our present production capabilities at the Normal Factory. We have limited experience as an organization in high volume manufacturing of EVs, and there is no certainty as to when we will reach full vehicle production rate capacity at the Normal Factory. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products are and will be subject to risks, including with respect to:

•our ability to secure necessary funding;
•our ability to negotiate and execute definitive agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software, or services necessary to engineer or manufacture parts or components of our vehicles;
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

Historically, automobile customers have expected car manufacturers to periodically introduce new and improved vehicle models. In order to meet these expectations, we may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing, and selling our vehicles and therefore there can be no assurance that we will be able to meet customer expectations.

Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials or other components used in our vehicles.

We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions, inflation, changes in interest rates, and global demand for these materials, and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. For example, COVID-19, including associated variants, and the ongoing military conflict between Russia and the Ukraine, have caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we have adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in higher costs. There have been very sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt with volatility in pricing expected to persist for the foreseeable future. In addition, our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality battery cells. These risks include:

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

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. For example, due to the recent global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine, and the current inflationary environment in the United States, the cost of input materials and components required to produce our vehicles has risen considerably, and we have increased, and may need to continue to increase, the prices of our vehicles in response to these and future cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the output and production of our vehicles. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our suppliers, including litigation to enforce such supply agreements, which would adversely affect our ability to source components from such suppliers. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, or if any such litigation to enforce our supply agreements is not resolved in our favor, it may be difficult to find replacement components. Additionally, our products contain thousands of parts that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of parts we have requested from a particular supplier due to supplier allocation decisions that are outside our control. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from the Normal Factory, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all. Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, and loss of access to important technology and tools for producing and supporting our products and services.

In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we would be required to take measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs and cause vehicle production delays. Additionally, we may become subject to costly litigation surrounding the component.

If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, or if those long-term supply agreements are not honored by our suppliers, we may be exposed to fluctuations in prices of components, materials, and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials, and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Increasing the announced or expected prices of our vehicles in response to increased costs has previously been viewed negatively by our potential customers, and any future attempts to increase prices could have similar results, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, resulted in a severe global shortage of chips in 2021, which is continuing in 2022, in part as a consequence of the continuing COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine. As a result, our ability to source semiconductor chips used in our vehicles has been adversely affected. This shortage has resulted and will likely continue to result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we expect to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.

We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In the near-term we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 16.4% of our voting power as of June 30, 2022.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. We also have agreed under the EDV Agreement that until the fourth anniversary of when Logistics first receives EDVs (the “Initial Delivery Date”), we will exclusively provide last mile delivery vehicles to Amazon, and from the fourth anniversary to the sixth anniversary of the Initial Delivery Date, Amazon will have a right of first refusal to purchase last mile delivery vehicles that we produce. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive, and Logistics may, and has announced its intent to, choose to purchase EVs, including last mile delivery vehicles, from other manufacturers, including those who are or may become competitors to us.

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

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we will provide to our customers. We offer our customers the ability to make preorders in the United States and Canada. Customer preorders are not commitments to purchase our R1T or R1S and are subject to cancellation by customers. If our existing preorder and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Further, our future success will also depend in part on securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. To date, we have limited experience selling our EVs and we may not be successful in attracting and retaining a large number of consumer and commercial customers. If, for any of these reasons, we are not able to attract and maintain consumer and commercial customers, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We face significant challenges as a new entrant into the automotive industry.

We have a short operating history in the automobile industry, which is continuously evolving. We have limited experience as an organization in high volume manufacturing of EVs. There can be no assurance that we will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design, and production standards, as well as the production volumes, required to successfully mass produce the R1T, R1S, EDV, and future vehicles.

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

Our business and prospects should be considered in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for sales with both EV manufacturers and traditional automotive companies, including those who have announced consumer and commercial vehicles that may be directly competitive to ours. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the recent significant increase in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. Under the EDV Agreement, we have granted Amazon certain exclusivity and first refusal rights which will initially restrict our ability to contract with other commercial customers. See “—We expect that a significant portion of our initial revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.” In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, may deter Amazon’s competitors or other third parties from contracting with us. Further, as a result of new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and total cost of ownership (“TCO”), and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may underestimate or not effectively manage the capital expenditures and costs associated with our business and operations.

We have required significant capital to develop and grow our business, including developing our first vehicles to be manufactured at volume, the R1T, R1S and EDV, as well as building our brand. We expect to make additional capital expenditures and incur substantial costs as we grow our commercial business and sales of our vehicles, scale our operations, identify and commit resources to investigate new areas of demand, and incur costs as a public company. These expenditures include production costs, research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, costs in connection with expanding our charging networks, and general and administrative expenses. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles and manufacture them efficiently but also to estimate and effectively manage our capital expenditures and costs. As we expand our product portfolio, including the introduction of lower-priced vehicles, we will need to manage costs effectively to enable us to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We may experience significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

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

We have limited experience to date in high volume manufacturing of our vehicles. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or in satisfaction of the requirements of customers.

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

In addition, Dr. Scaringe is a director of Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”), and a director and the President of the Rivian Foundation, a 501(c)(3) non-operating private foundation. Such positions with the Rivian Foundation and Forever by Rivian, Inc. may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a member of the board of directors of the Rivian Foundation and Forever by Rivian which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

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

As we introduce new products and services or refine, improve, begin charging customers for, or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products or services will achieve, if any. There can be no assurance that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We intend to continue to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated IT systems, and we plan to initiate work on our manufacturing facility in Georgia in 2022. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

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

Furthermore, we have limited experience to date in high volume manufacturing of our vehicles and we cannot assure that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design, and production standards, as well as the production volumes, required to successfully market our vehicles as our operations expand. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, if incidents occur or are perceived to have occurred, such as production delays and price increases, whether or not such incidents are our fault, we have in the past and could in the future be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Rivian brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing, other partners (whether or not such publicity is related to their collaboration with us) or investors. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

In addition, from time to time, our vehicles are evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles.

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

We are selling and financing, and plan to lease, our vehicles directly to customers rather than through franchised dealerships. This model of vehicle distribution is relatively new, different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have limited experience in selling and no experience in leasing vehicles and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies.

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

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, we have experienced several small fires in our Normal Factory. While these events were quickly contained and resulted in minimal damage and production delay, we cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay.

Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the ongoing military conflict between Russia and the Ukraine. On February 24, 2022, a full-scale military invasion of the Ukraine by Russian troops began. Although the length and impact is highly unpredictable, the ongoing military conflict between Russia and the Ukraine has led, and may continue to lead, to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Russia, the Ukraine, and globally and assessing the potential impact on our business. The ongoing military conflict between Russia and the Ukraine has led to sanctions and other penalties being levied by the United States, the EU, and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions have adversely affected the global economy and financial markets and have led to instability and lack of liquidity in capital markets, making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

We may not realize the benefits of our charging networks, including Rivian Adventure Network Direct Current fast charging sites (“RAN DCFCs”) and Rivian Waypoints.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

As the scale of our vehicle production increases, we will also need to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facility. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation, and write-off costs, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We have minimal experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We have minimal experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we are planning to internalize most aspects of vehicle service over time, in certain instances, we partner with third parties to, among other things, enable nationwide coverage for roadside and off-road assistance and support collision repair and tire distribution needs. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.

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

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also could be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

Customer preorders for our vehicles are cancellable and fully refundable.

We offer waitlist preorders for consumers with a cancellable and fully refundable deposit of $1,000, except for those consumers who have opted into a binding purchase agreement on or after August 10, 2022 and before the Inflation Reduction Act of 2022 (the “IRA”) is enacted, for whom only a portion is refundable. Deposits paid to preorder the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. We have experienced customer cancellations of their preorders. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles.

The potentially long wait from the time a preorder is made until the time the vehicle is delivered, and any delays beyond expected wait times, could also impact consumer decisions on whether to ultimately make a purchase. Any cancellations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles or increase our operating costs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine (“ICE”) or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. Additionally, the introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt EVs, and even if EVs become more mainstream, consumers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Other factors that may influence the adoption of alternative fuel vehicles, and specifically EVs, include:

•perceptions about EV quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs, whether or not such vehicles are produced by us or other manufacturers;
•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including EV systems;
•range anxiety, including the decline of an EV’s range resulting from deterioration over time in the battery’s usable capacity;
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
•the higher initial upfront purchase price of EVs, despite lower cost of ongoing operating and maintenance costs, compared to ICE vehicles;
•perceptions about and the actual cost of alternative fuel;
•regulatory, legislative and political changes; and
•macroeconomic factors.

We will also depend upon the adoption of EVs by operators of commercial vehicle fleets for future growth, and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial EVs is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using EVs in their businesses. This process has been slow to date. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower TCO of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs (or commercial EVs generally), including the factors set forth above, as well as:

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

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the EV or other reasons, may result in the diminished competitiveness of the alternative fuel and EV industry generally or our vehicles in particular. Additionally, federal, state and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA, which was recently passed by the United States Senate and is expected to be enacted into law, would modify the Internal Revenue Code of 1986 (the “Code”) Section 30D (“30D”) tax credit by limiting the tax credit to EVs priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. Eligibility for the 30D tax credit would also be contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. If our vehicles do not meet the pricing caps or satisfy the additional sourcing and manufacturing requirements by the deadlines set forth in the IRA, or if our customers do not fall within the specified income limits, the 30D tax credit may no longer be available to our customers. Failure of our vehicles to meet the 30D tax credit eligibility requirements may place our vehicles at a price disadvantage to competing EV manufacturers that offer EVs meeting all of the requirements for eligibility under the 30D tax credit. In addition, the IRA would eliminate the current phase-out for EV manufacturers that sell 200,000 vehicles, thereby reinstating the 30D tax credit for competitors of Rivian who had previously been phased out. As of August 10, 2022, our existing preorder holders have been given an opportunity to opt into a binding purchase agreement prior to the enactment of the IRA, which is intended to allow those preorder holders who opt-in to take advantage of the current 30D tax credit prior to the modifications proposed by the IRA becoming effective. These changes to the 30D tax credit and any future changes to tax incentives that make it less likely for our EVs to qualify could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we may apply or on which we may rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We may apply for federal and state grants, loans, and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel, and EVs and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. There can be no assurance that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, we earn tradable credits in the operation of our business under various regulations related to zero-emission vehicle (“ZEVs”), greenhouse gas (“GHG”), fuel economy, renewable energy and clean fuel. For example, the Federal Corporate Average Fuel Economy (“CAFE”), GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time. In 2020, the U.S. Environmental Protection Agency (“EPA”) and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. With the change in Administration, changes to the SAFE Vehicles rule have been finalized. In addition, more stringent federal GHG standards and the rules reinstating California’s and other states’ authority have been finalized. However, California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for new medium and heavy-duty standards has not yet been approved. The Engine Manufacturers Association (“EMA”) is suing California to block the new medium and heavy-duty vehicle standards claiming lead-time allowances were not followed. The waiver process and litigation could postpone or eliminate the medium and heavy-duty ZEV program and the respective credits. Moreover, the new GHG standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits. If the reinstatement of California and other states’ authority is reversed or if the California medium and heavy-duty programs are not granted a CAA waiver, the value of certain regulatory credits would likely decrease. As a result, uncertainty remains about the future of the California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV and last-mile-delivery market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and/or sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

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

As our vehicles are produced, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, as we have limited operating experience with our vehicles, we have limited experience with warranty claims for these vehicles and with estimating warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Future field actions, including product recalls, could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Any field action, including a product recall, in the future, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In the future, we or one of our suppliers may, voluntarily or involuntarily, initiate a recall if it is determined that a safety-related defect or noncompliance with applicable federal motor vehicle safety standards exist in any of our vehicles or components (including our battery cells). Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition, results of operations, and cash flows.

We will become subject to product liability claims, which could harm our business, prospects, financial condition, results of operations, and cash flows if we are not able to successfully defend or insure against such claims.

We will become subject to product liability claims, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our vehicles do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited field experience of our vehicles and because we are a new entrant into the market. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects, financial condition, results of operations, and cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

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

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales, in select markets in Canada and Europe, and eventual expansion into other international markets. We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax, and labor conditions, which could harm our business. We have established and expect to continue to establish international operations and subsidiaries that are subject to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have no experience to date selling or leasing and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles and require significant management attention. These risks include:

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

Our success depends substantially on the continued efforts of our executive officers, key employees, and qualified personnel. We believe the depth and quality of the experience of our management team in the automotive and technology industries generally, and EVs in particular, is key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business operations. As we build our brand and become more well known, the risk that competitors or other companies may poach our talent increases. The failure to motivate and retain these personnel could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, and developing the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. We embraced a remote working approach following the COVID-19 pandemic, which has resulted in fewer face-to-face interactions and increased pressure to create new and different methods to maintain our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we are as focused, nimble and efficient as possible to achieve our priorities and objectives. For example, in the second quarter of 2022, we implemented certain cost reduction efforts to reduce material spend and operating expenses. Recently, we implemented a reduction in workforce, for which we expect to incur approximately $40 million in restructuring charges in the third quarter of 2022. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

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

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19 and associated variants. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants (some of which may be more transmissible) has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

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

Additionally, the spread of COVID-19 and associated variants has caused us to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors, and business partners. A significant number of our employees have been working remotely or working in our offices less than five days per week, and, in conjunction with our current remote working approach, we expect such remote or reduced in-person work to continue in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be adversely impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects, financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact (including the availability of vaccines and the speed and extent of vaccine distribution and acceptance), how quickly and to what extent normal economic and operating activities can resume, and whether and to what extent COVID-19 or variants thereof, re-emerge, spread and impact us, and our suppliers after normal activities resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Our business plans require a significant amount of capital. We anticipate that our future capital needs may require us to sell additional equity and/or debt securities that will dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

Our capital expenditures will continue to be significant in the foreseeable future as we expand our business, and our level of capital expenditures will be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect that we may need to seek additional equity and/or debt financing in both the medium- and long-term to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. We have also implemented certain cost reduction efforts to reduce material spend and operating expenses. Recently, we implemented a reduction in workforce, for which we expect to incur approximately $40 million in restructuring charges in the third quarter of 2022. Unexpected charges in the future may harm our profitability in the periods incurred.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions, investor acceptance of our business model, and market confidence in our ability to execute against our business plans. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We may not be able to obtain any funding, and we may not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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

As of June 30, 2022, our total principal amount of outstanding indebtedness was $1,250 million. As of June 30, 2022, we had no borrowings and approximately $244 million letters of credit issued under the ABL Facility. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

We will be required to use a portion of our future cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansions plans and other investments, which may in turn limit our ability to execute against our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.

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

Borrowings under the ABL Facility and the 2026 Notes accrue interest at variable rates. As a result, interest rates on the ABL Facility, the 2026 Notes or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our existing or any future variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

Automobile enthusiasts may seek to alter our vehicles to modify their performance which could compromise vehicle safety and security systems. Also, customers may customize their vehicles with aftermarket parts that can compromise driver safety. We do not test, nor do we endorse, such changes or products. In addition, customers may attempt to modify our vehicles’ charging systems or use improper external cabling or unsafe charging outlets that can compromise the vehicle systems or expose our customers to injury from high voltage electricity. Such unauthorized modifications could reduce the safety and security of our vehicles and any injuries resulting from such modifications could result in adverse publicity, which would negatively affect our brand and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We rely on third-party vendors for certain product and service offerings, which exposes us to increased risks.

We contract with third parties to provide certain products and services to our customers, including vehicle financing, insurance and collision repair. Although we carefully select our third-party vendors, we cannot control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of third-party vendors represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Certain of our principal stockholders or their affiliates are or may in the future engage in, and certain of our directors are affiliated with entities that may in the future engage in, commercial transactions with us, or business activities similar to those conducted by us which may compete directly or indirectly with us, causing such stockholders or persons to have conflicts of interest.

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, an affiliate of Amazon.com, Inc. (“Amazon”), which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. Amazon will continue to be able to influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our future planned commercial vehicles. The combination of our relationships with Amazon described above could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon.

Further, employees of two of our stockholders and their affiliates serve on our board of directors and retain their positions with our stockholders or their affiliates. Given such relationships, and despite their fiduciary duties as directors and the rules applied by our board of directors to handle conflicts of interest, these individuals’ positions may create, or create the appearance of, conflicts of interest when they are asked to make decisions that could have different implications for such principal stockholders or their affiliates than the decisions have for us or our other stockholders or customers.

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

In addition to the information we collect from our customers to complete a sale or transaction, we use our vehicles’ onboard electronic systems to capture information about each vehicle’s use, such as location, charge time, battery usage, mileage, and driving behavior, among other things, to aid us in providing services including vehicle diagnostics, repair, maintenance, insurance, roadside assistance, and vehicle emergency services. We also obtain data through the external cameras and sensors incorporated into the vehicle. Further we can, via data collection and analysis, customize and optimize the driving and riding experiences of our vehicles. Our users may in the future choose not to provide this data, which may harm our business and our ability to properly maintain the vehicle. Possession and use of our customers’ driving behavior and other personal data may subject us to legislative and regulatory burdens and risks in the United States and other jurisdictions. We will be required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Canada, Europe, and elsewhere.

A wide variety of state, national, and international laws as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information. Evolving and changing definitions of personal data and personal information within the EU, the United Kingdom (“U.K.”), the United States, Canada and elsewhere, may limit or inhibit our ability to operate or expand our business. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state and foreign consumer protection laws. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

In the United States, the CCPA became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed on November 3, 2020. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Further, Virginia, Colorado, Connecticut and Utah have passed state privacy laws that go into effect in 2023. The CCPA, CPRA, and state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

By expanding into Canada, Europe and the U.K., we will also be subject to Canadian federal, provincial and privacy statutes, the GDPR and the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (together referred to as the “U.K. GDPR”). The GDPR, and the national implementing legislation in EU member states, and the U.K. GDPR impose stringent data protection requirements and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing data subject rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining for the first time pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit.

The GDPR/U.K. GDPR requires, among other things, that personal information only be transferred outside of the EU/U.K. to jurisdictions which have not received an adequacy decision from the European Commission (or equivalent U.K. authority), including the United States, if steps are taken to legitimize and safeguard those data transfers. Furthermore, in July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-United States Privacy Shield Framework (the “Privacy Shield”), which provided a mechanism for the transfer of data from the European Economic Area (“EEA”)/U.K. to the United States, on the grounds that the Privacy Shield failed to offer adequate protections to EEA/U.K. personal information transferred to the United States. Further, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (“Standard Contractual Clauses”), it made it clear that reliance alone on the Standard Contractual Clauses may not necessarily be sufficient to protect data transferred in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021 the European Commission published a new set of modular Standard Contractual Clauses providing for an 18 month implementation period. The new Standard Contractual Clauses apply only to the transfer of data outside of the EEA and the U.K.’s Information Commissioner’s Officer issued U.K. Standard Contractual Clauses that became effective in March 2022. We are monitoring these developments, but we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

Although the European Commission adopted an adequacy decision on June 28, 2021, allowing the continued flow of personal data from Europe to the U.K., this decision will expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and is subject to regular review and may be revoked if the U.K. diverges from its current adequate data protection laws following Brexit. As supervisory authorities continue to issue further guidance on personal information, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

By expanding into Europe and the U.K., we would also be subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EU and the U.K., informed consent is required for the placement of most cookies or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a European court decision, regulators’ guidance and campaigns by a not-for-profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

There can be no assurance that our pending applications will issue as patents. Even if our patent applications issue into patents, these patents may be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents and patent applications that were filed before our patents and patent applications, any of our existing or future patents may also be challenged by others on the basis that they are invalid or unenforceable.

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

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are self-certified by the manufacturer under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Other jurisdictions outside the United States, such as Europe, require us to meet Type Approval, the process for meeting the EU certification requirements, proving to regulators that our vehicles meet those relevant safety standards in effect in those countries. Failure by us to maintain compliance of the R1T, R1S, EDV, or obtain certification of compliance for any future EV model with motor vehicle safety standards in the United States, Canada, the EU or other jurisdictions would have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in the United States, EU, China, Japan, U.K., and Australia relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles.

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

Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. We currently have all permits necessary to carry out and perform our current plans and operations at our Normal Factory. In addition, expansion of operations at our facility, and the construction or operation of any future facility, may require additional land use, environmental and operating permits. Delays, denials, or restrictions on any of the applications for or assignment of the permits to operate our facility or any future facility we may acquire or construct, including service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

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
•changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower our vehicles’ ratings, making EVs less appealing to consumers; and
•future rulemaking governing GHG and CAFE standards could reduce new business opportunities for our business.

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

For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. Many of these restrictions remain in place despite a change in Administration. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022 three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its IPO underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. For example, in November 2021, a complaint was filed in a California state court by a former employee alleging that she was fired shortly after complaining about gender discrimination. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Even if we are successful in defending against legal claims, litigation could result in substantial costs and demand on management resources. See Part II, Item 1 “Legal Proceedings.”

We are involved in securities litigation and other related matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.

We are involved in securities litigation, and we may continue to be a target for securities and stockholder lawsuits in the future. For example, on March 7, 2022 an alleged stockholder filed suit against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters, on behalf of a putative class of purchasers of Rivian common stock in our IPO. Two other alleged stockholders each filed securities class action suits against some or all of these same parties on March 22 and April 19, 2022. All three suits were filed in the United States District Court, Central District of California and have been consolidated. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and seeks damages, equitable relief and attorneys’ fees and costs. In addition, stockholder derivative actions have been filed against Rivian Automotive, Inc. and our directors in the District of Delaware on May 5, 2022 and the Central District of California on June 2, 2022. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future, and we may never achieve profitability. Under the Tax Cuts and Jobs Act, federal net operating losses carryforwards (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Price and volume fluctuations in the stock market have affected and continue to affect many electric vehicle companies’ stock prices, including ours. Often, such stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. On March 7, 2022 an alleged stockholder filed suit against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. Two other alleged stockholders each filed securities class action suits against some or all of these same parties on March 22 and April 19, 2022. All three suits were filed in the United States District Court, Central District of California and have been consolidated. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and seeks damages, equitable relief and attorneys’ fees and costs. In addition, stockholder derivative actions have been filed against Rivian Automotive, Inc. and our directors in the District of Delaware on May 5, 2022 and the Central District of California on June 2, 2022. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 66.4% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our

Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.2% of the voting power of our outstanding capital stock but 2.3% of the total shares of common stock outstanding.

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

We and all of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (“Rule 144”) would only be able to be sold in compliance with Rule 144. For example, in May 2022, one of our pre-IPO record holders, Ford Motor Company, sold an aggregate of 15 million shares of our Class A common stock. Additional sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for stockholders to sell Class A common stock at a time and price that they deem appropriate.

All of the shares of Class A common stock sold in our IPO are tradeable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144.

In addition, as of June 30, 2022, we had stock options and RSUs outstanding, as well as an estimated number of shares underlying our ESPP that, if fully exercised, vested, or settled, would result in the issuance of approximately 104 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

Further, certain holders of shares of our common stock have rights after the completion of our IPO, subject to certain conditions, to require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders.

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

Our business and results of operations may be subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, rising inflation, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty, including in connection with tariffs or trade laws. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires, public health crises, political crises, such as terrorist attacks, war or other political instability or other unexpected events, and such events could also disrupt our operations, internet or mobile networks or the operations of one or more of our third-party suppliers or providers. Customer purchases of discretionary items, including our EVs or other products or services, may decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected or take longer to achieve. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

As disclosed in the Form 10-K, we previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The material weaknesses previously identified pertained to controls to address segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of June 30, 2022. The deficiencies identified did not result in a material misstatement to our financial statements.

The material weaknesses described above arose because as a private company prior to our IPO, with the rapid growth in our business, we did not have the business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. Additionally, there can be no assurance that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report after the completion of our IPO.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a result of the Company’s recently disclosed restructuring efforts, effective August 8, 2022, Jiten Behl, the Company’s Chief Growth Officer, transitioned certain executive duties and policy-making responsibilities to other individuals within the Company. This change is intended to allow Mr. Behl to focus on the Company’s strategic growth efforts. There will be no change to Mr. Behl’s title, salary, or compensation, and his employment agreement remains in full force and effect, but as a result of this transition Mr. Behl is no longer serving as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act or as an “officer” subject to Section 16 of the Exchange Act.

Item 6. Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
10.1†	Economic Development Agreement, dated as of May 2, 2022, by and among Rivian Horizon, LLC, the State of Georgia and the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	05/06/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

* Filed herewith.
** Furnished herewith.
† Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to provide copies of any of the omitted exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: August 11, 2022		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: August 11, 2022		(Principal Financial Officer)