Form 10-Q
period 2022-09-30
Rivian Automotive, Inc. / DE
filed 2022-11-09
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 26, 2022, 913,130,805 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2021	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$18,133	$13,272
Accounts receivable, net (Note 2)	26	106
Inventory (Note 2)	274	949
Other current assets	126	97
Total current assets	18,559	14,424
Property, plant, and equipment, net (Note 3)	3,183	3,668
Operating lease assets, net	228	291
Other non-current assets	324	640
Total assets	$22,294	$19,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$828
Accrued liabilities (Note 5)	667	1,026
Current portion of lease liabilities and other current liabilities	163	255
Total current liabilities	1,313	2,109
Non-current portion of long-term debt (Note 4)	1,226	1,229
Non-current lease liabilities	218	277
Other non-current liabilities	23	71
Total liabilities	2,780	3,686
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2021 and September 30, 2022 (Note 10)	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 900 and 921 shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively (Note 10)	1	1
Additional paid-in capital	25,887	26,743
Accumulated deficit	(6,374)	(11,403)
Accumulated other comprehensive loss	—	(4)
Total stockholders' equity	19,514	15,337
Total liabilities and stockholders' equity	$22,294	$19,023

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenues (Note 2)	$1	$536	$1	$995
Cost of revenues	83	1,453	83	3,118
Gross profit	(82)	(917)	(82)	(2,123)
Operating expenses
Research and development	441	452	1,124	1,542
Selling, general, and administrative	253	405	560	1,396
Total operating expenses	694	857	1,684	2,938
Loss from operations	(776)	(1,774)	(1,766)	(5,061)
Interest income	1	69	2	94
Interest expense (Note 4)	(1)	(24)	(7)	(70)
Loss on convertible notes, net	(458)	—	(458)	—
Other income, net	1	6	2	12
Loss before income taxes	(1,233)	(1,723)	(2,227)	(5,025)
Provision for income taxes	—	(1)	—	(4)
Net loss	$(1,233)	$(1,724)	$(2,227)	$(5,029)
Net loss attributable to common stockholders, basic and diluted	$(1,233)	$(1,724)	$(2,227)	$(5,029)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 10)	$(12.21)	$(1.88)	$(22.05)	$(5.53)
Weighted-average common shares outstanding, basic and diluted	101	918	101	909

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net loss	$(1,233)	$(1,724)	$(2,227)	$(5,029)
Other comprehensive loss	—	(3)	—	(4)
Comprehensive loss	$(1,233)	$(1,727)	$(2,227)	$(5,033)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)
(unaudited)

			Stockholders' (Deficit) Equity
	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
BALANCE - December 31, 2020	504	$5,244	101	$—	$302	$(1,686)	$—	$(1,384)
Capital stock issuance	72	2,650	—	—	1	—	—	1
Net loss	—	—	—	—	—	(414)	—	(414)
BALANCE - March 31, 2021	576	7,894	101	—	303	(2,100)	—	(1,797)
Capital stock issuance	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(580)	—	(580)
BALANCE - June 30, 2021	576	7,894	101	$—	305	(2,680)	$—	(2,375)
Capital stock issuance	—	—	1	—	1	—	—	1
Net loss	—	—	—	—	—	(1,233)	—	(1,233)
BALANCE - September 30, 2021	576	$7,894	102	$—	$306	$(3,913)	$—	$(3,607)

BALANCE - December 31, 2021	—	$—	900	$1	$25,887	$(6,374)	$—	$19,514
Capital stock issuance	—	—	1	—	1	—	—	1
Stock-based compensation	—	—	—	—	338	—	—	338
Net loss	—	—	—	—	—	(1,593)	—	(1,593)
BALANCE - March 31, 2022	—	—	901	1	26,226	(7,967)	—	18,260
Capital stock issuance including employee stock purchase plan	—	—	15	—	57	—	—	57
Stock-based compensation	—	—	—	—	264	—	—	264
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(1,712)	—	(1,712)
BALANCE - June 30, 2022	—	—	916	1	26,547	(9,679)	(1)	16,868
Capital stock issuance	—	—	5	—	7	—	—	7
Stock-based compensation	—	—	—	—	189	—	—	189
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(1,724)	—	(1,724)
BALANCE - September 30, 2022	—	$—	921	$1	$26,743	$(11,403)	$(4)	$15,337

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(2,227)	$(5,029)
Depreciation and amortization	84	453
Stock-based compensation expense	—	852
Loss on convertible notes, net	458	—
Inventory write-downs and losses on firm purchase commitments	31	696
Other non-cash activities	29	87
Changes in operating assets and liabilities:
Accounts receivable	—	(82)
Inventory	(157)	(1,203)
Other current assets	(25)	1
Other non-current assets	(6)	(14)
Accounts payable and accrued liabilities	257	479
Other current liabilities	19	97
Other non-current liabilities	1	57
Net cash used in operating activities	(1,536)	(3,606)

Cash flows from investing activities:
Capital expenditures	(1,338)	(1,075)
Net cash used in investing activities	(1,338)	(1,075)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	2,654	65
Proceeds from issuance of convertible notes	2,500	—
Principal payments and other financing activities	(86)	(3)
Net cash provided by financing activities	5,068	62

Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net change in cash	2,194	(4,623)
Cash, cash equivalents, and restricted cash—Beginning of period	3,011	18,423
Cash, cash equivalents, and restricted cash—End of period	$5,205	$13,800

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$493	$374
Right-of-use assets obtained in exchange for operating lease liabilities	$135	$104

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRESENTATION AND NATURE OF OPERATIONS
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the nine months ended September 30, 2021 was primarily research and development activities related to vehicle development and its related technologies, and pre-production activities related to manufacturing and sales. The nature of the Company’s operations during the nine months ended September 30, 2022 was primarily the production and sale of EVs in the United States of America (“United States”).

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Certain amounts in the prior period condensed consolidated financial statements have been aggregated to conform to current period presentation. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, payments due from financial institutions for the settlement of credit card and debit card transactions, and short-term, highly liquid investments with maturities of three months or less. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices in active markets for identical instruments. The cost of the Company’s cash equivalents

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
approximated their fair values as of December 31, 2021 and September 30, 2022. The following table presents the fair value of the Company’s “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2021	September 30, 2022
Cash	$5,438	$1,750
Money market funds	11,827	9,399
Certificates of deposit	450	360
Commercial papers	268	592
United States Treasury securities	150	1,171
Total cash and cash equivalents	$18,133	$13,272

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are classified as restricted cash and are recorded in “Other non-current assets” on the Company’s Condensed Consolidated Statements of Operations. Restricted cash primarily consists of the balance of an account under the dominion and control of the administrative agent under the Company’s senior secured asset-based revolving credit facility (“ABL Facility”). See Note 4 “Debt” for more information on the ABL Facility. Total restricted cash was $290 million and $528 million as of December 31, 2021 and September 30, 2022, respectively.

Accounts Receivable, Net

Receivables are reported at the invoiced amount, less an allowance for any potentially uncollectible amounts. The Company had no allowance for uncollectible amounts as of December 31, 2021 and September 30, 2022.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”). Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2021	September 30, 2022
Raw materials	$236	$723
Work in progress	9	58
Finished goods	29	168
Total inventory	$274	$949

The Company recorded a $696 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of September 30, 2022 in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Condensed Consolidated Balance Sheets in either Other current assets or Current portion of lease liabilities and other current liabilities and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices in active markets. For commodity contracts, the Company records gains and losses resulting from changes in fair value in “Cost of revenues” in the Condensed Consolidated Statements of Operations and cash flows in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. The Company

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
also may enter into master netting agreements with its counterparties to allow for netting of transactions with the same counterparty. The Company does not utilize derivative instruments for trading or speculative purposes.

The Company has entered into commodity contracts, and the resulting liability is not material as of September 30, 2022. The aggregate notional amount of these derivatives was $55 million as of September 30, 2022. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and nine months ended September 30, 2022, losses resulting from changes in fair value were not material.

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

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities exclude fully-refundable customer deposits. The Company’s contract liabilities were not material as of December 31, 2021 and September 30, 2022, and were recorded in “Current portion of lease liabilities and other current liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, restricted cash, deposits, derivatives, and loans. The Company is exposed to credit risk to the extent that its cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. The degree of counterparty credit risk will vary based on many factors, including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees the credit risk management function related to investments. As of December 31, 2021 and September 30, 2022, all of the Company’s cash and cash equivalents were placed at financial institutions that management believes are of high credit quality. These balances are typically in excess of insured limits.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	Estimated Useful Lives	December 31, 2021	September 30, 2022
Land, buildings, and building improvements	10 to 30 years (a)	$429	$620
Leasehold improvements	Shorter of 10 years or lease term	191	262
Machinery, equipment, vehicles, and office furniture	3 to 15 years	1,856	2,316
Computer equipment, hardware, and software	3 to 10 years	180	357
Construction in progress		760	801
Total property, plant, and equipment		3,416	4,356
Accumulated depreciation and amortization		(233)	(688)
Total property, plant, and equipment, net		$3,183	$3,668

(a) Land is not depreciated.

Depreciation and amortization expense was $49 million and $172 million for the three months ended September 30, 2021 and 2022, respectively, and $84 million and $451 million for the nine months ended September 30, 2021 and 2022, respectively.

4. DEBT

The following table summarizes the Company’s outstanding debt (in millions):

		December 31, 2021		September 30, 2022
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	7.0%	$1,250	7.6%
Total long term debt		1,250		1,250
Less unamortized discount and debt issuance costs		(24)		(21)
Notes payable, less unamortized discount and debt issuance costs		1,226		1,229
Less: Current portion		—		—
Total note payable, less current portion		$1,226		$1,229

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2021 Convertible Notes

In July 2021, the Company issued $2,500 million aggregate principal amount of unsecured senior convertible promissory notes due July 2026 in a private offering (“2021 Convertible Notes”) and made an irrevocable election to account for the 2021 Convertible Notes under the Fair Value Option in accordance with ASC Topic 825, Financial Instruments. As a result, the 2021 Convertible Notes were initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured to estimated fair value as of September 30, 2021. The 2021 Convertible Notes accrued interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%) after June 30, 2022. The Company made no cash interest payments on the 2021 Convertible Notes during the three and nine months ended September 30, 2021.

Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share. During the three and nine months ended September 30, 2021, the loss on the 2021 Convertible Notes was recognized in “Loss on convertible notes, net” in the Consolidated Statements of Operations and was calculated as follows (in millions):

	September 30, 2021
	Fair value (carrying amount)	Unpaid principal balance	Loss on convertible notes, net
2021 Convertible Notes	$2,958	$2,500	$458

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

As of September 30, 2022, the Company had no borrowings under the ABL Facility and $395 million of letters of credit outstanding, resulting in availability under the ABL Facility of $353 million after giving effect to the borrowing base and the outstanding letters of credit. As of September 30, 2022, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of September 30, 2022, the Company was in compliance with all covenants required by the 2026 Notes, and the contractual interest rate was 7.2%.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active. As of December 31, 2021 and September 30, 2022, the fair value of the 2026 Notes was $1,250 million and $1,186 million, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2021 (a)	September 30, 2022
Capital expenditures	$311	$258
Other products and services	182	166
Payroll and related costs	95	245
Inventory	28	272
Other	51	85
Total accrued liabilities	$667	$1,026

(a) The prior period has been recast to conform to current period presentation.

6. INCOME TAXES

The Company’s provision for income taxes was not material for the three and nine months ended September 30, 2021 and 2022. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2021 and 2022. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

7. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. As of September 30, 2022, 80 million and 145 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively. As of September 30, 2022, 29 million shares were reserved for issuance under the 2021 Employee Stock Purchase Plan (“ESPP”).

In April 2022, the Company granted approximately 10 million RSUs to its existing employees. The RSUs generally vest in quarterly installments based on a requisite service period of four years of continuous service, and the grant date fair value of the awards was $355 million.

In September 2022, the Company approved the payment of 2022 bonus incentives to be made under the 2021 Stock Plan in the form of stock-based awards, which will vest immediately upon grant in early 2023. The 2022 bonus incentives are subject to certain performance conditions related to production and other targets. As a result, bonus expense was reclassified to stock-based compensation expense in the three months ended September 30, 2022 with no change to the presentation on the Condensed Consolidated Statements of Operations.

Because no awards granted under the 2015 Stock Plan vested, were expected to vest, or were exercisable prior to the IPO, the Company recognized no stock-based compensation cost during the three and nine months ended September 30, 2021.
The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and ESPP by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cost of revenues	$25	$48
Research and development	133	386
Selling, general, and administrative	135	418
Total stock-based compensation expense	$293	$852

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. RELATED PARTY TRANSACTIONS

2021 Convertible Notes

In July 2021, the Company issued the 2021 Convertible Notes to principal stockholders of the Company at that time, including: Amazon.com, Inc. and its affiliates (collectively “Amazon”) with $490 million principal amount, Ford Motor Company (“Ford”) with $415 million principal amount, and certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with an aggregate $400 million principal amount. Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share (see Note 4 "Debt" for more information about the 2021 Convertible Notes).

2026 Notes

The 2026 Notes were issued to certain new and principal stockholders, including T. Rowe Price with an aggregate $285 million principal amount (see Note 4 "Debt" for more information about the 2026 Notes).

Revenues

The Company has an agreement with Amazon to purchase EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. The Company is producing EDVs to fulfill Amazon’s initial order of 100,000 EDVs, subject to modification, as described under Part III, Item 13 "Certain Relationships and Related Transactions, and Director Independence" in the Form 10-K. The Company recorded $133 million in revenues from Amazon for the nine months ended September 30, 2022, within “Revenues” in the Condensed Consolidated Statements of Operations, primarily related to the sale of EDVs. As of September 30, 2022, the uncollected amounts related to these revenues in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets were $68 million.

Operating Expenses

The Company obtains prototyping, engineering, and other research and development (“R&D”) services from a wholly-owned subsidiary of Ford. Until May 2022, Ford was a principal stockholder and related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests. During the five months ended May 31, 2022, the expense for services from Ford that the Company recognized in “Research and development”in the Condensed Consolidated Statement of Operations was not material. As of June 30, 2022, Ford is no longer a related party.

The Company obtains data services, including hosting, storage, and compute from Amazon. The Company recognized expenses related to these services of $1 million and $9 million during the three months ended September 30, 2021 and 2022, respectively, and $12 million and $43 million during the nine months ended September 30, 2021 and 2022, respectively, in “Research and development” and “Selling, general, and administrative,” in the Condensed Consolidated Statements of Operations. As of December 31, 2021 and September 30, 2022, the unpaid amounts related to these services were not material.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings, primarily related to employment matters, securities laws, and supplier contracts. While it is not possible to predict the outcome of these matters with certainty, the Company has recorded an estimated liability for unsettled obligations pertaining to legal proceedings of $17 million and $13 million as of December 31, 2021 and September 30, 2022, respectively, within “Accrued liabilities” on the Condensed Consolidated Balance Sheets. The estimated range of unsettled obligations is not materially different from the estimated liability recorded. The estimated liability is not reduced by expected recoveries from third parties, and the majority of the matters for which an estimated liability has been recorded are expected to be resolved during the year ending December 31, 2023.

10. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2021 and September 30, 2022, 892 million and 913 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2021 and September 30, 2022, 8 million shares of Class B common stock were issued and

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
outstanding. As of December 31, 2021 and September 30, 2022, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

Upon the close of the IPO, all outstanding shares of contingently redeemable convertible preferred stock converted into shares of Class A common stock. As of December 31, 2021 and September 30, 2022, no shares of preferred stock were outstanding and 10 million shares of preferred stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive, including stock options, unvested RSUs, shares underlying the Company’s ESPP, stock warrants, and other stock-based awards. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of stock options with a market condition and other stock-based awards. The number of potential shares of common stock outstanding during each period that were excluded from the computation of diluted net loss per share is as follows (in millions):

	Three and Nine Months Ended September 30,
	2021	2022
2021 Convertible Notes	2,958	—
Stock warrants	12	12
Contingently redeemable convertible preferred stock	576	—
Stock options	67	63
RSUs, ESPP, and other stock-based awards	32	46
Total	3,645	121

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator
Net loss attributable to Rivian	$(1,233)	$(1,724)	$(2,227)	$(5,029)
Net loss attributable to common stockholders, basic and diluted	$(1,233)	$(1,724)	$(2,227)	$(5,029)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	101	918	101	909
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	101	918	101	909

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(12.21)	$(1.88)	$(22.05)	$(5.53)

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

In the commercial market, we launched the Rivian Commercial Vehicle (“RCV”) platform. Our first vehicle on this platform is our Electric Delivery Van (“EDV”), designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. We are producing EDVs to fulfill Amazon’s initial order of 100,000 EDVs, subject to modification as described under Part III, Item 13 "Certain Relationships and Related Transactions, and Director Independence" in the Form 10-K.

During the nine months ended September 30, 2022, we produced 14,317 vehicles and delivered 12,278 vehicles.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and components that could impact our financial performance. For example, the global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. In addition, over the prior year there have been sizable increases in the cost of key metals, including lithium, nickel, aluminum, and cobalt. These prices have declined from peak levels but are expected to remain volatile for the foreseeable future. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near-future. We also must manage the risk of field actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations in the United States, Canada, the United Kingdom (“U.K.”), and the European Union. We believe we are well-positioned for international expansion in light of a healthy global demand for EVs and for the vehicle segments in which we currently operate or expect to operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly and without a significant physical retail footprint; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

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

•Impact of the COVID-19 Pandemic. Since 2020, public health and governmental authorities have taken extraordinary steps to contain and combat the outbreak and spread of COVID-19, including associated variants, throughout the world. Consistent with these actions and in combination with recommendations by public health officials, since late March 2020 a significant percentage of Rivian personnel have been working remotely; however, a number of employees have returned to work on-site at our facilities, including our Normal Factory, subject to operating restrictions intended to protect public health and the health and safety of our employees.

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

•Inflation. The United States economy has experienced various disruptions, including supply chain shortages. These disruptions, as well as the ongoing military conflict between Russia and the Ukraine, have contributed to increased inflation. The cost of input materials (e.g., lithium and nickel) and components (e.g., semiconductors) required to produce our vehicles has risen considerably over the prior year. We expect inflation to be higher than recent years for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented (in millions). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(in millions)
Revenues	$1	$536	$1	$995
Cost of revenues	83	1,453	83	3,118
Gross profit	(82)	(917)	(82)	(2,123)
Operating expenses
Research and development	441	452	1,124	1,542
Selling, general, and administrative	253	405	560	1,396
Total operating expenses	694	857	1,684	2,938
Loss from operations	(776)	(1,774)	(1,766)	(5,061)
Interest income	1	69	2	94
Interest expense	(1)	(24)	(7)	(70)
Loss on convertible notes, net	(458)	—	(458)	—
Other income, net	1	6	2	12
Loss before income taxes	(1,233)	(1,723)	(2,227)	(5,025)
Provision for income taxes	—	(1)	—	(4)
Net loss	$(1,233)	$(1,724)	$(2,227)	$(5,029)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2022

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Revenues	$1	$536	$535	nm	$1	$995	$994	nm

*nm-not meaningful

Revenues increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021 primarily due to customer deliveries of 6,584 and 12,278 vehicles during the three and nine months ended September 30, 2022, respectively.

Cost of revenues and gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Cost of revenues	$83	$1,453	$1,370	nm	$83	$3,118	$3,035	nm
Gross profit	$(82)	$(917)	$(835)	nm	$(82)	$(2,123)	$(2,041)	nm

*nm-not meaningful

Cost of revenues increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, as a result of the production of 7,363 and 14,317 vehicles and the delivery of 6,584 and 12,278 vehicles in the three and nine months ended September 30, 2022, respectively. Additionally, we recorded $122 million and $329 million of depreciation and amortization expense and $25 million and $48 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

Negative gross profit increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. Gross profit for the three and nine months ended September 30, 2022 was negatively impacted by a $696 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of September 30, 2022, recorded in “Cost of revenues” in our Condensed Consolidated Statements of Operations. We expect these items to continue to negatively impact operating results in near-term periods. The increase in LCNRV compared to previous periods is primarily due to an increase in overall inventory and firm purchase commitment values as production ramps, which were adjusted to reflect the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale).

There have been sizable increases in the cost of various inputs to manufacture our products over the past year, due to inflationary pressures and supply chain disruptions, impacting items such as the cost of input materials (e.g., lithium and nickel) and components (e.g., semiconductors). We expect volatility in pricing of manufacturing inputs to persist for the foreseeable future. We have also incurred higher indirect costs, such as elevated levels of expedited freight, to compensate for certain supply chain challenges.

As we produce vehicles at low volumes on production lines designed for higher volumes, we have and will continue to experience negative gross profit related to labor, depreciation, and overhead costs. The pressure on gross profit from limited volumes will continue in the near-term, but we expect it will improve on a per-vehicle basis as production volumes ramp up faster than future labor and overhead costs increase.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Research and development	$441	$452	$11	2%	$1,124	$1,542	$418	37%

For the three months ended September 30, 2022, we incurred R&D expenses of $452 million, including $31 million of depreciation and amortization expense. R&D expenses increased by $11 million, or 2% compared to the three months ended September 30, 2021. This increase was primarily due to $133 million of stock-based compensation expense not recognized prior to our November 2021 IPO partially offset by a $122 million decrease in engineering, design, and development costs related to higher product development activities in the lead up to our start of production for the R1 and RCV platforms in the prior period.

For the nine months ended September 30, 2022, we incurred R&D expenses of $1,542 million, including $66 million of depreciation and amortization expense. R&D expenses increased by $418 million, or 37% compared to the nine months ended September 30, 2021. This increase was primarily due to $386 million of stock-based compensation expense, a $202 million increase in payroll and related expenses, and other miscellaneous expenses, partially offset by a $276 million decrease in engineering, design, and development costs.

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

We plan to continue investing in future vehicle platforms and technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Selling, general, and administrative	$253	$405	$152	60%	$560	$1,396	$836	149%

For the three months ended September 30, 2022, we incurred SG&A expenses of $405 million, including $21 million of depreciation and amortization expense. SG&A expenses increased by $152 million, or 60% compared to the three months ended September 30, 2021. The increase was primarily due to $135 million of stock-based compensation expense which was not recognized prior to our November 2021 IPO.

For the nine months ended September 30, 2022, we incurred SG&A expenses of $1,396 million, including $58 million of depreciation and amortization expense. SG&A expense increased by $836 million, or 149% compared to the nine months ended September 30, 2021. The increase was primarily due to $418 million of stock-based compensation expense, a $184 million increase in payroll and related expenses, a $56 million increase in professional fees, a $42 million increase in facilities and other occupancy costs, and other miscellaneous operating expenses.

The primary drivers for these higher expenses were scaling our corporate functions and commercial operations, including customer-facing facilities, to support our current and future business growth. These expenses include higher headcount and increased personnel costs, as well as stock-based compensation expense not recognized prior to our November 2021 IPO.

We also plan to make continued investments in our facilities, service network, commercial operations, and technology for our future operations.

Other (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2022	$ Change	% Change	2021	2022	$ Change	% Change
Interest income	$1	$69	$68	nm	$2	$94	$92	nm
Interest expense	$(1)	$(24)	$(23)	nm	$(7)	$(70)	$(63)	900%
Loss on convertible notes, net	$(458)	$—	$458	(100)%	$(458)	$—	$458	(100)%
Other income, net	$1	$6	$5	500%	$2	$12	$10	500%

Interest income increased by $68 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Interest income increased by $92 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The primary drivers of this higher interest income for both periods were higher interest rates and higher average balances of cash and cash equivalents.

Interest expense increased by $23 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Interest expense increased by $63 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The primary drivers of this higher interest expense in both periods were higher average debt balances and interest rates resulting from the 2026 Notes. See Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Notes. We expect interest expense to increase in the near term, reflecting changes in the interest rate environment.

Loss on convertible notes, net decreased for the three and nine months ended September 30, 2022 as a result of the issuance and subsequent mark-to-market valuation of the 2021 Convertible Notes in 2021. See Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2021 Convertible Notes.

Provision for income taxes

As of September 30, 2021 and 2022, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity as of December 31, 2021 and September 30, 2022 (in billions):

	December 31, 2021	September 30, 2022
Cash and cash equivalents	$18.1	$13.3
Availability under ABL Facility	0.3	0.4
Total liquidity	$18.4	$13.7

In November 2021, we completed our underwritten IPO of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share. The net proceeds to us from the IPO were $13.5 billion. See Note 10 “Stockholders' Equity and Net Loss Per Share” to our condensed consolidated financial statements included in this Form 10-Q for more information regarding the IPO.

We have generated significant losses from operations, as reflected in our accumulated deficit of $6.4 billion and $11.4 billion as of December 31, 2021 and September 30, 2022, respectively. Additionally, we have generated negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth objectives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, our service network, charging infrastructure, and digital offerings.

As of December 31, 2021 and September 30, 2022, our non-cancellable commitments as disclosed in Note 5 "Leases", Note 6 “Debt”, and Note 12 "Commitments and Contingencies" to our consolidated financial statements in our Form 10-K and Note 4 “Debt” to our condensed consolidated financial statements included in this Form 10-Q, do not include any commitments related to these ongoing investments as we do not have any related material commitments that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase as we ramp vehicle production and continue to invest in R&D activities and our commercial infrastructure in support of our growing customer base.

We believe our existing balance of cash and cash equivalents, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on R&D efforts and other growth initiatives, the timing, nature, and rate of expansion of manufacturing activities, the timing of new products and services, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that future investments will require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

	Nine Months Ended September 30,
(in millions)	2021	2022
Net cash used in operating activities	$(1,536)	$(3,606)
Net cash used in investing activities	$(1,338)	$(1,075)
Net cash provided by financing activities	$5,068	$62

Operating Activities
Cash used in operating activities increased by $2,070 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by higher cash outlays to support overall growth of the business, especially the manufacture and sale of our products from our Normal Factory and various selling, general, and administrative activities related to scaling our corporate and commercial operations (such as payroll). We also used cash to build up inventory levels to support our increasing production levels, partially offset by an increase in payables and accrued expenses related to operating activities.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 decreased by $263 million compared to the nine months ended September 30, 2021 primarily due to higher capital expenditures related to the build-out of our manufacturing capabilities at our Normal Factory in the prior year. We continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, along with our service centers in the current year.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 of $5.1 billion was primarily driven by proceeds from the issuance of shares of Series F contingently redeemable convertible preferred stock of $2.7 billion and $2.5 billion in net proceeds from the issuance of the 2021 Convertible Notes. We had no material financing activities during the nine months ended September 30, 2022.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenue, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2021 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the nine months ended September 30, 2022, there were no material changes in our exposure to market risk as a result of our financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in the Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to controls to address segregation of duties across financially relevant functions and information technology (“IT”) general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of September 30, 2022. The deficiencies identified did not result in a material misstatement to our financial statements.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. By Order dated July 1, 2022 the three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. On August 29, 2022, the Rivian defendants and the underwriter defendants filed motions to dismiss, which are pending. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit.

•On May 5, 2022 an alleged stockholder filed a derivative suit, purportedly on behalf of Rivian Automotive, Inc., against our board of directors and Rivian Automotive, Inc. (as a nominal defendant) in the United States District Court, District of Delaware. The complaint alleges claims under Delaware law, including purported breach of fiduciary duties, as well as under Section 14(a) of the Exchange Act. The complaint seeks unspecified monetary and injunctive relief, as well as corporate governance changes. On July 11, 2022, the members of our board of directors and Rivian Automotive, Inc. moved to dismiss this suit. While the motion was pending, the alleged stockholder agreed to voluntarily dismiss the lawsuit and the suit was dismissed without prejudice by Order dated August 24, 2022. On June 2, 2022, another alleged stockholder filed a derivative suit alleging similar claims (and seeking similar remedies) against the same defendants in the United States District Court, Central District of California. The members of our board of directors and Rivian Automotive, Inc. moved to dismiss this suit on August 5, 2022. The second alleged stockholder also agreed to voluntarily dismiss the lawsuit while the motion was pending. On August 12, 2022, the Court ordered the suit dismissed without prejudice.

•On June 21, 2022 seven individuals filed a Petition for Writ of Certiorari in Morgan County (Georgia) Superior Court seeking judicial review and reversal of a resolution adopted by the Morgan County Board of Tax Assessors approving the agreement between Rivian Horizon, LLC (“Rivian Horizon”), an indirect subsidiary of the Company, and the Joint Development Authority of Jasper County, et al. (“JDA”) that would permit Rivian Horizon to make certain payments in lieu of paying ad valorem tax on its interest in the property for Rivian’s planned manufacturing plant in Georgia. The Petition names Rivian Horizon, the JDA and the Board of Tax Assessors of Walton County as defendants. On July 15, 2022 Rivian Horizon filed a Motion to Dismiss the Petition. The Court granted the motion and dismissed the Petition on September 29, 2022.

•On July 8, 2022, the State of Georgia filed a petition with the Morgan County (Georgia) Superior Court to validate $15 billion in revenue bonds that would establish the financing structure that is necessary for the provision of certain incentives for Rivian’s planned manufacturing site in Georgia. In its petition, the State claims that the bonds are authorized under the laws of the State of Georgia and the procedural and substantive requirements for bond validation have been met, and as such, the State seeks bond validation. The Court held a hearing on July 28, 2022 and denied the petition by Order dated September 29, 2022. The State filed a Notice of Appeal on October 28, 2022.

•On October 21, 2022, five individuals filed a Petition for Writ of Mandamus and Complaint for Declaratory and Injunctive Relief in Morgan County (Georgia) Superior Court against six Morgan County officials, the JDA and Plateau Excavation. The lawsuit seeks Writs of Mandamus and declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. The lawsuit alleges that the proposed development of the property is not a permitted use, an allowable conditional use or exempt from regulation and thus is not permissible under the applicable zoning laws, ordinances and regulations. On October 26, 2022 plaintiffs filed a Motion for Temporary Restraining Order and/or Preliminary Injunction seeking to enjoin defendants from performing further work or land disturbance activities on the property. Although Rivian Horizon is not a party to the lawsuit nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian Horizon could become a party to the proceedings or that the suit or its outcome could affect the timing and/or construction of the planned manufacturing plant in Georgia.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. The risks and uncertainties described below should be carefully read and considered, together with all of the other information in this Form 10-Q and our audited consolidated financial statements and related notes as disclosed in our Form 10-K for the year ended December 31, 2021. The risks and uncertainties described in these documents may not be the only ones we face and certain risks and uncertainties may materialize from time to time. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. The factors discussed in these documents, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Related to Our Business

We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $2,227 million for the nine months ended September 30, 2021 and $5,029 million for the nine months ended September 30, 2022. We believe that we will continue to incur operating and net losses in the future while we grow, including following our initial generation of revenues from the sale of our vehicles, which began with the R1T in September 2021 and the R1S and EDV in December 2021. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop additional vehicle lines and continue to attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, including the introduction of lower-priced vehicles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of a stockholder’s investment. If we are ever to achieve profitability, it will be dependent upon the continued successful development and commercial production and acceptance of our consumer vehicles, such as the R1T and R1S, our commercial fleet vehicles, such as the EDV, and our services, which may not occur.

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

Our business depends in large part on our ability to develop, manufacture, market, and sell our vehicles. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to a number of reasons. The cascading impacts of the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine, have impacted our business and operations from facility construction to equipment installation and vehicle component supply.
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
•disruption in the supply of battery cells due to quality issues or recalls by the battery cell manufacturers; and
•an increase in the cost, or decrease in the available supply, of raw materials used in battery cells, such as lithium, nickel, and cobalt.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. For example, due to the global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine, and the current inflationary environment, the cost of input materials and components required to produce our vehicles has risen considerably, and we have increased, and may need to continue to increase, the prices of our vehicles in response to these and future cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Semiconductor chips are a vital input component to the electrical architecture of our consumer and commercial vehicles, controlling multiple aspects of the vehicles’ operations. Many of the key semiconductor chips used in our vehicles come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our vehicles. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are still in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, are currently experiencing, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

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

In the near-term we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 16.3% of our voting power as of September 30, 2022.

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

We have required significant capital to develop and grow our business, including developing our first vehicles to be manufactured at volume, the R1T, R1S and EDV, as well as building our brand. We expect to make additional capital expenditures and incur substantial costs as we grow our commercial business and sales of our vehicles, scale our operations, identify and commit resources to consider and support new areas of demand, and incur costs from operating as a public company. These expenditures include production costs, research and development investments and expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, costs in connection with expanding our charging networks, and general and administrative expenses. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles and manufacture them efficiently but also to estimate and effectively manage both our capital expenditures and our business and operating costs. As we expand our product portfolio, including the introduction of lower-priced vehicles, we will need to manage costs effectively to enable us to sell those products at our targeted margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

We intend to continue to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated IT systems, and we plan to strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

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
•managing a larger organization with a greater number of employees in different divisions and geographies;
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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the ongoing military conflict between Russia and the Ukraine. On February 24, 2022, a full-scale military invasion of the Ukraine by Russian troops began. Although the length and impact are highly unpredictable, the ongoing military conflict between Russia and the Ukraine has led, and may continue to lead, to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Russia, the Ukraine, and globally and assessing the potential impact on our business. The ongoing military conflict between Russia and the Ukraine has led to sanctions and other penalties being levied by the United States, the EU, and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions have adversely affected the global economy and financial markets and have led to instability and lack of liquidity in capital markets, making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Our vehicles use lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within our vehicles use lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

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

We offer waitlist preorders for consumers with a cancellable and fully refundable deposit of $1,000, except for those consumers who have opted into a binding purchase agreement on or after August 10, 2022 and before the Inflation Reduction Act of 2022 (the “IRA”) was enacted, for whom only a portion is refundable. Deposits paid to preorder the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. We have experienced customer cancellations of their preorders. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles.

The potentially long wait from the time a preorder is made until the time the vehicle is delivered, any delays beyond expected wait times, and any changes in available configurations could also impact consumer decisions on whether to ultimately make a purchase. Any cancellations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA, which was enacted into law on August 16, 2022, modifies the Internal Revenue Code of 1986 (the “Code”) Section 30D (“30D”) tax credit by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. Eligibility for the 30D tax credit is also contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. If our vehicles do not meet the pricing caps or satisfy the additional sourcing and manufacturing requirements by the deadlines set forth in the IRA, or if our customers do not fall within the specified income limits, some or all of the 30D tax credit may no longer be available to our customers. Failure of our vehicles to meet the 30D tax credit eligibility requirements may place our vehicles at a price disadvantage to competing EV manufacturers that offer EVs meeting all of the requirements for eligibility under the 30D tax credit. In addition, the IRA eliminates the current phase-out for EV manufacturers that sell 200,000 vehicles, thereby reinstating the 30D tax credit for competitors of Rivian who had previously been phased out. As of August 10, 2022, our existing preorder holders were given an opportunity to opt into a binding purchase agreement prior to the enactment of the IRA, which was intended to allow those preorder holders who opted in to take advantage of the then 30D tax credit prior to the modifications under the IRA becoming effective. These changes to the 30D tax credit and any future changes to tax incentives that make it less likely for our EVs to qualify could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, we earn tradable credits in the operation of our business under various regulations related to zero-emission vehicle (“ZEVs”), greenhouse gas (“GHG”), fuel economy, renewable energy and clean fuel. For example, the Federal Corporate Average Fuel Economy (“CAFE”), GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time. In 2020, the U.S. Environmental Protection Agency (“EPA”) and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. With the change in Administration, changes to the SAFE Vehicles rule have been finalized. In addition, more stringent federal GHG standards and the rules reinstating California’s and other states’ authority have been finalized. However, California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for new medium and heavy-duty standards has not yet been approved. The waiver process could postpone or eliminate the medium and heavy-duty ZEV program and the respective credits. Moreover, the new GHG standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits. If the reinstatement of California and other states’ authority is reversed or if the California medium and heavy-duty programs are not granted a CAA waiver, the value of certain regulatory credits would likely decrease. As a result, uncertainty remains about the future of California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV and last-mile-delivery market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and/or sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

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

Any field action, including a product recall, in the future, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We and/or our suppliers have initiated, and may in the future initiate, voluntarily or involuntarily, recalls if it is determined that a safety-related defect or noncompliance with applicable federal motor vehicle safety standards exist in any of our vehicles or components (including our battery cells). For example, in October 2022 we initiated a voluntary recall of approximately 12,000 vehicles after determining that on a small percentage of vehicles, the fastener connecting the front upper control arm and steering knuckle may not have been sufficiently torqued. Recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition, results of operations, and cash flows.

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

Initially, and for the foreseeable future, in the consumer market we will depend on revenue generated from a limited number of models.

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

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales, in select markets in Canada and Europe, and eventual expansion into other international markets. We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax, and labor conditions, which could harm our business. We have established and expect to continue to establish international operations and subsidiaries that are subject to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have very limited experience to date selling or leasing and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles and require significant management attention. These risks include:

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

In addition, Dr. Scaringe and Rose Marcario, current Rivian directors, are also directors of Forever by Rivian and Rivian’s Chief Financial Officer, Claire McDonough, serves as Secretary of Forever by Rivian. Dr. Scaringe is also director and President of the Rivian Foundation and Ms. McDonough serves as its Treasurer. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us. Furthermore, such directors and officers may have significant duties to, and may devote a substantial amount of time serving, Forever by Rivian and the Rivian Foundation, and accordingly may limit their ability to devote a sufficient amount of attention toward their obligations to us, or to day-to-day activities of our business.

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

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we are as focused, nimble and efficient as possible to achieve our priorities and objectives. For example, in the second quarter of 2022, we implemented certain cost reduction efforts to reduce material spend and operating expenses. Recently, we implemented a reduction in workforce, for which we incurred approximately $38 million in restructuring charges in the third quarter of 2022. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

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

Our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected by the risks related to health epidemics, including the COVID-19 pandemic.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19 and associated variants. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants (some of which may be more transmissible) has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The pandemic also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and negatively impact our manufacturing plans, sales and marketing activities, business, prospects, financial condition, results of operations, and cash flows. In addition, various aspects of our business cannot be conducted remotely. If government authorities reinstitute such measures or if existing measures remain in place for a significant period of time, they are likely to adversely affect our manufacturing plans and sales and marketing activities, and our business, prospects, financial condition, results of operations, and cash flows.

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

The extent to which the COVID-19 pandemic impacts our business, prospects, financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact (including the availability of vaccines and the speed and extent of vaccine distribution and acceptance), how quickly and to what extent normal economic and operating activities can resume, and whether and to what extent COVID-19 or variants thereof, re-emerge, spread and impact us, and our suppliers after normal activities resume. Even after the

COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Our capital expenditures will continue to be significant in the foreseeable future as we expand our business, and our level of capital expenditures will be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect that we may need to seek additional equity and/or debt financing in both the medium- and long-term to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. We have also implemented certain cost reduction efforts to reduce both spend related to the production of our vehicles and operating expenses. Recently, we implemented a reduction in workforce, for which we incurred approximately $38 million in restructuring charges in the third quarter of 2022. Unexpected charges in the future may harm our profitability in the periods incurred.

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

As of September 30, 2022, our total principal amount of outstanding indebtedness was $1,250 million. As of September 30, 2022, we had no borrowings and approximately $395 million letters of credit issued under the ABL Facility. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, an affiliate of Amazon, which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. Amazon will continue to be able to influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our future planned commercial vehicles. The combination of our relationships with Amazon described above could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon.

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

A wide variety of state, national, and international laws as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information. Evolving and changing definitions of personal data and personal information within the EU, the U.K., the United States, Canada and elsewhere, may limit or inhibit our ability to operate or expand our business. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state and foreign consumer protection laws. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

The GDPR/U.K. GDPR requires, among other things, that personal information only be transferred outside of the EU/U.K. to jurisdictions which have not received an adequacy decision from the European Commission (or equivalent U.K. authority), including the United States, if steps are taken to legitimize and safeguard those data transfers. Furthermore, in July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-United States Privacy Shield Framework (the “Privacy Shield”), which provided a mechanism for the transfer of data from the European Economic Area (“EEA”)/U.K. to the United States, on the grounds that the Privacy Shield failed to offer adequate protections to EEA/U.K. personal information transferred to the United States. Further, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (“Standard Contractual Clauses”), it made it clear that reliance alone on the Standard Contractual Clauses may not necessarily be sufficient to protect data transferred in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021 the European Commission published a new set of modular Standard Contractual Clauses providing for an 18 month implementation period. The new Standard Contractual Clauses apply only to the transfer of data outside of the EEA and the U.K.’s Information Commissioner’s Officer issued U.K. Standard Contractual Clauses that became effective in March 2022. We are monitoring these developments, but we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

Although the European Commission adopted an adequacy decision on June 28, 2021, allowing the continued flow of personal data from Europe to the U.K., this decision will expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and is subject to regular review and may be revoked if the U.K. diverges from its current adequate data protection laws following Brexit. As supervisory authorities continue to issue further guidance on personal information, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending against such allegations and claims.

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

Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in the United States, Canada, EU, China, Japan, U.K., and Australia relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles.

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

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party. For example, in September 2022, we announced the signing of a non-binding Memorandum of Understanding with Mercedes-Benz Vans to establish a new joint venture manufacturing company with the purpose of investing in, and operating, a factory in Europe to produce large electric vans for both Mercedes-Benz Vans and Rivian. The planned joint venture is subject to entering into final binding agreements and obtaining relevant regulatory clearances and there can be no assurance that such conditions will be met.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022 three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its IPO underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Even if we are successful in defending against legal claims, litigation could result in substantial costs and demand on management resources. See Part II, Item 1 “Legal Proceedings.”

We are involved in securities litigation and other related matters that are expensive and time-consuming. Such litigation and other related matters could harm our business.

We are involved in securities litigation, and we may continue to be a target for securities and stockholder lawsuits in the future. For example, between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters, on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.) and a consolidated complaint was filed alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. In addition, stockholder derivative actions were filed (and subsequently dismissed without prejudice) against Rivian Automotive, Inc. and our directors in the District of Delaware on May 5, 2022 and the Central District of California on June 2, 2022. Both of these matters have been voluntarily dismissed. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed.

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
•other events or factors, including those resulting from war, pandemics (including COVID-19 and associated variants), incidents of terrorism or responses to these events; and
•the other factors described in this Part II Item 1A “Risk Factors.”

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

Price and volume fluctuations in the stock market have affected and continue to affect many electric vehicle companies’ stock prices, including ours. Often, such stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.) and a consolidated complaint was filed alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. In addition, stockholder derivative actions were filed(and subsequently dismissed without prejudice) against Rivian Automotive, Inc. and our directors in the District of Delaware on May 5, 2022 and the Central District of California on June 2, 2022. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 59.9% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.2% of the voting power of our outstanding capital stock but 2.4% of the total shares of common stock outstanding.

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

In addition, as of September 30, 2022, we had stock options and RSUs outstanding, as well as an estimated number of other stock-based awards and shares underlying our ESPP that, if fully exercised, vested, or settled, would result in the issuance of approximately 109 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

The material weaknesses previously identified pertained to controls to address segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. We have concluded that these material weaknesses continue to exist as of September 30, 2022. The deficiencies identified did not result in a material misstatement to our financial statements.

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

As a public company, we will continue to incur increased costs associated with corporate governance requirements that are or will become applicable to us, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to transitioning to interacting with public company analysts and investors, and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
10.1	Rivian Executive Bonus Plan					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*
* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: November 9, 2022		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: November 9, 2022		(Principal Financial Officer)