Form 10-K
period 2022-12-31
Rivian Automotive, Inc. / DE
filed 2023-02-28
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.3 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. For purposes of such calculation, the registrant has assumed that all outstanding shares of common equity are held by non-affiliates, except for shares held by each of the registrant’s executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over the registrant. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of the registrant, or that there are not other persons who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2023, 919,265,013 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2022 and other important factors discussed in this report and from time to time in our other filings with the SEC. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Form 10-K. The principal risks and uncertainties affecting our business include the following:

•We are a growth stage company with limited operating history and a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. We may underestimate or not effectively manage the capital expenditures and costs associated with our business and operations, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. We may also require additional financing to support our business, which may not be available in a timely manner or on terms that are acceptable, or at all.
•Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven, and we have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.
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

RIVIAN AUTOMOTIVE, INC.
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
•We expect that a significant portion of our near-term revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
•Our distribution model is different from the predominant current distribution model for automobile manufacturers and is subject to regulatory limitations on our ability to sell and service vehicles directly, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.
•Breaches in data security, failure of information security systems, cyber attacks or other security or privacy-related incidents could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.
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
•We may be exposed to delays, limitations, and risks related to the environmental permits and other permits and approvals required to operate or expand operations at our manufacturing facility and any future facilities.

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

RIVIAN AUTOMOTIVE, INC.
R1T

The R1T is a category-defining electric pickup truck, providing a combination of performance, utility, and capability without compromising on sustainability. The R1T is capable of carrying five passengers and large loads with a bed that is 54 inches long with the tailgate up (84 inches long with tailgate down) and 50 inches wide.

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

The R1T and R1S introduced our brand to the world and serve as our flagship vehicles as we continue to expand our offerings. To accompany our vehicles, we have developed a comprehensive portfolio of vehicle accessories that further sharpen our brand’s focus on adventure and active lifestyles.

Consumer Services

Complementing our consumer vehicles, our current suite of value-added services includes digitally enabled financing, telematics-based insurance, proactive vehicle service (maintenance and repair), software services, and charging solutions. These services will generate long-term brand loyalty while also creating a recurring revenue stream for each vehicle across its lifecycle.

Charging Solutions

We are providing charging solutions that include Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”) and Rivian Waypoints chargers. Our solutions are designed to be cost effective and aim to deliver clean energy to our customers while offering a convenient and seamless charging experience. In addition, our vehicles use the Combined Charging Standard (“CCS”) connection which enables our customers to leverage other nationwide networks.

Commercial Vehicles

In the commercial market, we launched the Rivian Commercial Vehicle (“RCV”) platform, which underpins the Electric Delivery Van (“EDV”), designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. The EDV is a long-range, electric commercial step-in van designed for large-scale production and deployment in a centrally managed fleet. Amazon has ordered an initial volume of 100,000 vehicles globally, subject to modification.

Developed to be comfortable and easy to operate for drivers, our commercial vehicles are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to carbon neutral deliveries.

EDV-700

The EDV-700 is the 700 cubic foot version of the EDV. The vehicle’s design is optimized for last mile delivery use cases and includes a rear roll-up door ideal for warehouse bulk loading, which eliminates cargo area side doors that would otherwise consume valuable precious cargo storage. The vehicle’s features also include an integrated automatic bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics creating space for package handling, and a curb-side sliding door designed for ease of package handling and safe vehicle access away from traffic.

RIVIAN AUTOMOTIVE, INC.
EDV-500

The EDV-500 is a narrower and shorter version of the EDV-700 and an important vehicle for expanding to markets and geographies for which smaller form factors are better suited.

Commercial Services

Alongside our commercial vehicles, we offer FleetOS, our proprietary, end-to-end centralized fleet management subscription platform. It encompasses vehicle distribution, service, telematics, software services, charging, connectivity management, Driver+, and lifecycle management. Building upon this foundation, FleetOS is designed to support more features over time, including leasing, financing, insurance, driver safety and coaching, smart charging and routing, remote diagnostics, 360° collision reports, and vehicle resale. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data, driving us toward industry-leading TCO, safety, and fleet utilization.

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

•Products and Accessories. Our consumer portfolio is comprised of category-defining vehicles that reimagine the pickup truck and SUV segments. We entered the commercial market with long-range electric step-in vans developed for large-scale production. The EDV is designed to lower TCO, improve uptime, and facilitate Amazon progressing in its commitment to net zero carbon operations. We expect our products and accessories to provide access to new markets and bring new customers into our ecosystem.

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

RIVIAN AUTOMOTIVE, INC.

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

Manufacturing

We currently manufacture all vehicles on the R1 and RCV platforms at our manufacturing facility in Normal, Illinois (“Normal Factory”), which is equipped to produce up to 150,000 vehicles annually when the equipment is operated at full rate and on multiple shifts. This annual installed capacity is currently comprised of approximately 65,000 vehicles for the R1 platform and 85,000 vehicles for the RCV platform. In addition, we have announced plans to construct a second manufacturing facility near Atlanta, Georgia with an anticipated capacity to produce 400,000 vehicles annually. We plan to build the plant in two phases, each consisting of 200,000 units of annual capacity. We plan to produce our next generation consumer vehicle platform, the R2, at this facility.

Supply Chain

We procure materials and components from hundreds of suppliers across the globe that we work closely with to bring our vehicles to market.

Our supplier selection process is based on a wide variety of factors, including technical expertise, product quality, cost, and location. With many suppliers, our relationship extends beyond the procurement of raw materials and components as we collaborate through the development process. We believe these strategic partnerships have led to pricing and timing advantages in the development of our vehicles.

Our products contain thousands of parts that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily-available alternative supplier exists. In order to mitigate risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, such as carrying higher inventory levels where possible. Despite these actions, we have faced and may still continue to face, challenges with various manufacturing-related component shortages, especially as our suppliers scale their operations to match our vehicle ramp rate.

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

Our competition includes the millions of traditional ICE vehicles and EVs sold each year in the consumer and commercial markets. Our competitive set also represents our total addressable market (“TAM”) which we aim to target over the long term with an expanded product portfolio in our current and future geographies.

RIVIAN AUTOMOTIVE, INC.

As we participate across the spectrum of the consumer and commercial value chain, our competition extends beyond providers that operate in the capacity of an original equipment manufacturer or dealer. Downstream competitors include a collection of third parties such as charging providers, vehicle service providers, vehicle remarketers, and traditional fleet management companies.

Across the automotive value chain, we believe our vertically integrated business model and technology platform, focus on customer experience, direct-to-customer relationships, and ability to efficiently launch multiple vehicle platforms position us to compete effectively.

Regulatory

Environmental, Health and Safety Matters

Certain of our operations, properties, and products are subject to stringent and comprehensive federal, state, and local laws and regulations governing matters related to environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.

We are also subject to permitting, registration, and other government approval requirements under environmental, health, and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations, and other government approvals from one or more governmental agencies to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted.

The following summarizes certain existing environmental, health, and safety laws and regulations applicable to our operations and products. For additional information, see Part I, Item 1A. “Risk Factors.”
Regulations in the United States of America (“United States”)

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

•EPA Certificate of Conformity and California Executive Order. The Clean Air Act requires that we obtain both an EPA-issued Certificate of Conformity and a California Air Resources Board (“CARB”)-issued Executive Order with respect to emissions for our vehicles, and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The R1T, R1S, and EDV have received EPA Certificates of Conformity and California Executive Orders for model years 2022 and 2023.

RIVIAN AUTOMOTIVE, INC.

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

In addition to state level credits, the EPA and NHTSA also mandate minimum greenhouse gas (“GHG”) emissions and CAFE standards applicable to light- and heavy-duty vehicles. Under the Biden Administration, a final rule was issued in late 2021 that increased the stringency of these standards. These federal regulations require that manufacturers of light- and heavy-duty vehicles meet minimum standards pertaining to GHG emissions and fuel economy based on a vehicle’s footprint or overall dimensions. As the first manufacturer to produce zero-emission vehicles of this larger footprint at scale, we expect to generate substantial GHG and CAFE credits, and to benefit financially from these regulations. In addition, in 2022, the EPA reinstated California’s ability to establish its own emission standards in lieu of the federal standards. As a result, California regulators extended the Advanced Clean Cars rule for model years 2026 through 2035. These standards, which as many as 17 other states have also adopted, are more stringent than federal requirements, thus providing additional credit generating opportunities for Rivian through potential sales of those credits by the Company.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. As of December 31, 2022, 25 states and the District of Columbia permit us, as a manufacturer of motor vehicles, to apply for and receive a dealer license to conduct vehicle sales, provided we meet certain requirements. Once licensed in one or more of these 25 states, we may sell our vehicles to any consumer in the United States as a matter of interstate commerce. By contrast, 25 states restrict our ability to obtain a dealer license to sell within those states. To sell vehicles to residents of states where we do not have a license or are unable to be licensed due to our status as a manufacturer, we must conduct the sale out of state over the internet or telephonically. Rivian currently has dealer licenses to sell vehicles directly in four states. We also have pending applications for dealer licenses to sell vehicles in another five states.

Automobile Manufacturer Regulation in Canada

Our vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including, but not limited to Transport Canada and Environment Canada. We

RIVIAN AUTOMOTIVE, INC.
have obtained all required national certifications to enable sales in Canada for 2022 and 2023. Unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and service, however, we must obtain the necessary provincial licenses to enable sales and service in each location. We have these licenses in British Columbia and are in the process of obtaining the remaining licenses in the other provinces of Canada.

Federal and State Incentives in the United States
As of December 31, 2022, incentives in the United States included:
•United States Federal Tax Credits. The Qualified Plug-In Electric Drive Motor Vehicle Tax Credit program instituted by the United States government provides a tax credit of up to $7,500 for the purchase of new qualified plug-in electric drive motor vehicles. In August 2022, Congress modified section 30D (“30D”) of the Internal Revenue Code of 1986 (the “Code”) by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. Eligibility for the 30D tax credit is also contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. Congress also added a new provision to the Code under section 45W (“45W”) that provides an incentive of between $7,500 and $40,000 depending on the Gross Vehicle Weight Rating and incremental cost increase between the electric commercial vehicle and a comparable internal combustion engine equipped vehicle. Unlike the consumer tax credit under 30D, there are no price limits, income caps, manufacturing mandates or content restrictions.

In addition to 30D and 45W, Congress also extended the Alternative Fuel Infrastructure Tax Credit under section 30C (“30C”) to tax credits for businesses up to 30% of the cost of installing alternative fueling equipment in eligible census tracts, up to $100,000. Consumers who purchased residential fueling equipment but were not eligible to depreciate such equipment may receive a tax credit of up to $1,000 for equipment placed in service after December 31, 2022. The program included electricity as an alternative fuel and potentially could be used by Rivian customers to offset the cost of their home charging systems and by businesses to offset the costs of installing electric vehicle charging stations. Additionally, if Rivian sells such equipment to a tax-exempt entity, Rivian would be eligible to claim the credit for itself. Unused credits may be carried backward one year and carried forward 20 years. The 30C credit was extended until December 31, 2032.

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

Intellectual Property

Rivian’s intellectual property is a core asset of our company, and an important tool to drive value and differentiation in our products and services. We protect, use, and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position, and create shareholder value. Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms, and enforcement mechanisms across various international jurisdictions to establish and protect intellectual property rights related to our current and future business and operations. While we do not believe that any single piece of intellectual property is individually material to the entirety of our business, our intellectual property is important to our operations and development of technologies.

RIVIAN AUTOMOTIVE, INC.
As of December 31, 2022, we held over 230 granted patents and registrations worldwide, and had filed over 1,600 patent applications with domestic and foreign patent offices. As of December 31, 2022, we had over 1,700 registered trademarks and had filed over 4,600 trademark applications with domestic and foreign trademark offices, had two registered copyrights, and had filed one copyright application with foreign copyright offices.

We will pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

Human Capital

As of December 31, 2022, we had 14,122 employees across North America and Europe. Our global workforce is comprised of engineering and technology teams that are designing and developing future products and services, our operations and go-to-market teams that support the production, sale, and service of our launch vehicles, and our general and administrative teams. Our global footprint will continue to grow as we seek diverse communities to join us on our adventure.

As a team, we strive to Keep The World Adventurous Forever by attracting the right people in the right roles and harnessing their adventurous spirit. Below are our Compass principles: a set of behaviors that serve as the backbone of Rivian’s organizational culture. Compass serves as our guide to ensure we preserve and augment our culture through the people we attract, develop, and inspire.

•Come Together. We never take for granted the magic that occurs when thinkers and doers from different industries and geographies, lived experiences, and perspectives surround a challenge from all sides. So, we insist that our team members bring their authentic selves to work every single day. At times there will be disagreements, but that’s a good thing. Tension strengthens ideas. The scale of our impact rests on our ability to move quickly as one team. We challenge each other to deliver more as a group than we can as individuals - and get it done together. Many of our decisions around vehicle development were built on cross-functional discussion and debates which ultimately required coming together to produce the right outcome.

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

RIVIAN AUTOMOTIVE, INC.
Our Commitment to Diversity, Equity, Inclusion, and Belonging

At Rivian, we believe that forever is for EVERYONE and this philosophy is symbiotic with our mission to Keep the World Adventurous Forever. Belonging is the outcome of Diversity, Equity, and Inclusion. It is a cultural imperative, is intentionally woven in all we do, and is a key driver of our values. Belonging is about building cultures, celebrating each other, and fostering communities where we feel a deep sense of connectedness, like we are a part of the larger whole and can thrive in those spaces.

Below are our Operating Principles that anchor all of our work for Belonging:

•Representation Matters. There is undeniable power in representation and attracting, hiring, and retaining diverse talent at all levels is key.

•Diverse Teams are Better Teams. They bring broader perspective and experiences that enable us to innovate and solve big problems.

•Self-Awareness is the Gateway to Learning. Being the bridge to a new way of thinking and working together starts with us as individuals.

•Embedding Equitable Practices is Key. Equity is intentionally built into our broader people and talent processes with clear accountabilities for our leaders.

To support, facilitate, and drive towards the goal of Belonging for all, Rivian continues to develop a full range of internal programs and offerings for our employees. This includes internal mobility, career development, strategic hiring programs, commitments to inclusion through allyship, and learning and development initiatives. In addition, we offer Belonging Resource Groups and other networks which facilitate the opportunity for our communities to come together in conversation, education, moments of celebration, and in times of change. All are welcome.

Our Climate Commitment
Responding effectively to climate change requires collective action and urgency. We believe we have a responsibility and opportunity to play a role in the global economic transition to net zero emissions. We are one of the signatories to The Climate Pledge, through which signatories commit to reaching net-zero carbon emissions by 2040. We aim to:

•measure and report our GHG emissions;
•implement decarbonization strategies in line with The Climate Pledge through real business change and innovations, including energy efficiency improvements, renewable energy use, designing for circularity of materials, and other carbon abatement strategies; and
•power charging on the Rivian Adventure Network and Rivian Waypoints Network with 100% renewable energy, which may be achieved by a variety of mechanisms, including, but not limited to, power purchase agreements and the purchase of renewable energy credits.

Our climate commitment is backed by our current focus on applying sustainable practices across several facets of our business:

•Product Development. Rivian’s products are being designed to reduce impact on the environment over their life cycle. This includes looking to incorporate sustainable materials versus conventional, prioritizing energy efficiency, and recycling key materials. We are integrating recycled content, material utilization, and other sustainability metrics directly into the product requirements so impact can be reduced at the earliest stages of design. Advanced diagnostics allow us to identify areas to optimize battery and overall vehicle health which may increase the use phase of our vehicles. We also track and forecast the carbon footprint of design iterations throughout the product development process to provide teams with the ability to integrate sustainability into daily decision-making.

•Operations. Like any company, we use resources to operate. Our goal is to do so efficiently and thoughtfully at our existing facilities and new facilities as we grow and scale our business. Our team is dedicated to measuring our GHG emissions and decarbonizing our operations. Where possible, we utilize energy management systems, purchase recycled and reusable packaging materials, and actively utilize rail across our distribution channels to reduce our

RIVIAN AUTOMOTIVE, INC.
logistics related carbon footprint. Rivian is pursuing a high performance, energy efficient central thermal building for our future production facility, which will provide higher quality and better operational performance over the life of the system than comparable options. Rivian evaluates operational design decisions through a lens of total cost of ownership to highlight the long-term value of energy reduction strategies for the business. As we expand production capacity at our Normal Factory and build new sites to support our growth, we intend that environmental impact will be a significant factor in our planning. We are making progress on powering our charging network and production facilities with renewable energy.

Forever: Philanthropic Activities and Corporate Giving

At Rivian, we believe sustainable and inclusive business is vital to society, the environment, and humanity’s continued prosperity. Our philanthropic mission is focused on helping to Keep the World Adventurous Forever by preserving the planet for future generations. Through a non-operating private foundation currently seeking 501(c)(3) designation (the “Rivian Foundation”), Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”), and efforts by Rivian directly (collectively, “Forever”), we intend to expand our impact beyond the transportation and energy products and services we make and the associated competition they inspire. We aim for Forever to go further to address climate change and to help preserve the critical biodiversity needed for our planet’s long term survival.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the “Exchange Act”, are available, free of charge, on our Investor Relations website at https://rivian.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties, including those described below, that may cause actual results to differ materially from historical performance or projected future performance expressed in forward-looking statements made by us. We encourage you to consider carefully the risk factors described below in evaluating the information in this Form 10-K as the outcome of one or more of these risks and uncertainties could have a material adverse effect on our financial condition, results of operations, and cash flows as well as on our reputation, business, growth, future prospects, and ability to accomplish our strategic objectives.

Risks Related to Our Business

We are a growth stage company with limited operating history and a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. We may underestimate or not effectively manage the capital expenditures and costs associated with our business and operations, which could have a material and adverse effect on

RIVIAN AUTOMOTIVE, INC.
our business, prospects, financial condition, results of operations, and cash flows. We may also require additional financing to support our business, which may not be available in a timely manner or on terms that are acceptable, or at all.

We have incurred net losses since our inception, including net losses of $1.0 billion, $4.7 billion, and $6.8 billion for the years ended December 31, 2020, 2021 and 2022, respectively. Our costs will continue to be significant in the foreseeable future as we grow our go-to-market operations and sales of our vehicles, scale our operations, identify and commit resources to consider and address new areas of demand, including new geographies, and incur costs from operating as a public company. These expenditures include production costs, such as raw materials, labor and logistics costs, research and development investments and expenses, sales and distribution expenses, costs in connection with expanding our charging networks, and general and administrative expenses, and our level of expenditures will be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development and commercial production and acceptance of our vehicles and services, our ability to maintain strong demand and average selling prices for our vehicles, as well as our capability to manufacture our vehicle portfolio efficiently and estimate and effectively manage both our operating expenditures and our capital expenditures. If we are unable to efficiently manage our costs, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

As we have transitioned from an early-stage company focused on research and development activities to the large-scale manufacture, sale, and support of vehicles, we have required and expect to continue to require significant capital to develop and grow our business, including developing our vehicles to be manufactured at volume, rolling out our go-to-market infrastructure as well as building our brand and investing in our next generation technologies and products. Our future capital requirements are subject to uncertainty, particularly since we have a limited operating history as well as limited historical data on the demand for our products and services and the costs that we will incur over time in delivering these products and services to our customers. In addition, we have limited insight into trends that may emerge and affect our business as we operate in a relatively new industry segment that is rapidly evolving and highly competitive. As a result, actual capital requirements may be different from or greater than those we currently anticipate.

We expect that we will need to seek additional equity or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include general conditions in the global economy and financial markets, which continue to experience volatility and disruptions as a result of inflation and interest rate changes, investor and customer acceptance of our business model, and market confidence in our ability to execute against our business plans. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. Any additional indebtedness we incur would result in increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, and the sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as projected. This could mean that we would be forced to curtail or discontinue our operations, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven, and we have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected as a result of operational and supply chain challenges in addition to other related factors. In addition, the cascading impacts of the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine impacted our business and operations from facility construction to equipment installation and vehicle component supply. Any further delay in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause liquidity constraints.

RIVIAN AUTOMOTIVE, INC.
We launched our first consumer vehicles, the R1T and R1S, and first commercial vehicle, the EDV, and made our first deliveries in 2021. In conjunction with the launch of future products we may need to manufacture our vehicles in increasingly higher volumes than our present production capabilities at the Normal Factory. We have limited experience as an organization in high volume manufacturing of EVs, and there is no certainty as to when we will reach full vehicle production rate capacity at the Normal Factory. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products are and will be subject to risks, including with respect to:

•securing in a timely manner necessary raw materials, supplies, and components that meet our quality standards;
• our ability to negotiate and execute definitive licenses and agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software, or services necessary to engineer or manufacture components of our vehicles;
•quality controls, including within our manufacturing operations, that prove to be ineffective or inefficient and so drive higher than expected warranty or other costs;
•our ability to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facility;
•our ability to successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain and components management, which may result in unexpected production disruption, storage, transportation and write-off costs;
•defects in design and/or manufacture that cause our vehicles not to perform as expected or that require repair, field actions, including product recalls, and design changes;
•delays, disruptions or increased costs in our supply chain, including raw material supplies;
•scaling our production processes to reduce the number of labor hours required to manufacture each vehicle;
•other delays, backlog in manufacturing and research and development of new models, and cost overruns;
•obtaining required regulatory approvals and certifications;
•compliance with environmental, health, safety, and similar regulations;
•our ability to attract, recruit, hire, retain, and train skilled employees; and
•our ability to expand operations at existing facilities or future facilities, including plans to construct and operationalize a second manufacturing plant.

Historically, automobile customers have expected car manufacturers to periodically introduce new and improved vehicle models. In order to meet these expectations, we may be required to introduce new vehicle models and enhanced versions of existing models. Given that for the foreseeable future our business will depend on a limited number of models and that we have limited experience, as a company, designing, testing, manufacturing, marketing, selling, and supporting/servicing our vehicles, there can be no assurance that we will be able to meet customer expectations.

Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials or other components used in our vehicles.

We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices we pay for these raw materials fluctuate depending on factors often beyond our control, including market conditions, inflation, changes in interest rates, and global demand for these materials, and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. There have been very sizable increases in recent months in the cost of key metals, including lithium, nickel, aluminum, and cobalt with volatility in pricing expected to persist for the foreseeable future.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material and component costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. For example, due to the global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine, and the current inflationary environment, the cost of raw materials and components required to produce our vehicles has risen considerably, and we have increased, and may need to continue to increase, the

RIVIAN AUTOMOTIVE, INC.
prices of our vehicles in response to these and future cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, impacts from COVID-19, including associated variants, including recent outbreaks in China that led the government to impose lockdowns and other restrictions, and the ongoing military conflict between Russia and the Ukraine, have caused disruptions to and delays in our operations. These include shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we have adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in higher costs. Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays and subject us to costly litigation surrounding the component. In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could increase our costs and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

As a key component of our vehicle products, our business depends on the continued supply of battery cells for our vehicles and the inability or unwillingness of battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of battery cells (including the applicable chemistries) required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the production of our vehicles. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our suppliers, including litigation to enforce such supply agreements, which would adversely affect our ability to source components from such suppliers. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, or if any such litigation to enforce our supply agreements is not resolved in our favor, it may be difficult or impossible to find replacement components at a reasonable cost in a timely manner.

Additionally, our products contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from the Normal Factory, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

RIVIAN AUTOMOTIVE, INC.
In addition, we are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If we do not enter into long-term supply agreements with guaranteed pricing for our components, or if those long-term supply agreements are not honored by our suppliers, we may be exposed to fluctuations in prices of components, materials, and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for components, materials, and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Increasing the announced or expected prices of our vehicles in response to increased costs has previously been viewed negatively by our potential customers, and any future attempts to increase prices could have similar results, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Semiconductor chips are a vital input component to the electrical architecture of our consumer and commercial vehicles, controlling multiple aspects of the vehicles’ operations. Many of the key semiconductor chips used in our vehicles come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our vehicles. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are still in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, are currently experiencing, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, including as a result of climate change, global pandemics, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, resulted in a severe global shortage of chips in 2021, which continued in 2022 and we expect will continue in 2023, in part as a consequence of the continuing COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine. As a result, our ability to source semiconductor chips used in our vehicles was adversely affected. This shortage resulted and will likely continue to result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we expect to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.

RIVIAN AUTOMOTIVE, INC.
We expect that a significant portion of our near-term revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In the near-term, we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 16.2% of our voting power as of December 31, 2022.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. We also have agreed under the EDV Agreement that until the fourth anniversary of when Logistics first receives EDVs (the “Initial Delivery Date”), we will exclusively provide last mile delivery vehicles to Amazon, and from the fourth anniversary to the sixth anniversary of the Initial Delivery Date, Amazon will have a right of first refusal to purchase last mile delivery vehicles that we produce. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive for Logistics, and Logistics has purchased and may continue to purchase EVs, including last mile delivery vehicles, from other manufacturers, including those who are or may become competitors to us.

While the EDV Agreement provides that we will be reimbursed for certain development costs, it does not include any minimum purchase requirements or otherwise restrict Logistics from developing vehicles or collaborating with, or purchasing similar vehicles from, third parties. The EDV Agreement may be terminated by either party with or without cause, subject to compliance with certain termination provisions. If we fail to adequately perform under the EDV Agreement, if fewer EDVs are purchased than we anticipate, or if either party terminates the EDV Agreement for any reason, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make preorders in the United States and Canada with a cancellable and fully refundable deposit of $1,000, except for those consumers who opted into a binding purchase agreement on or after August 10, 2022 and before the Inflation Reduction Act of 2022 (the “IRA”) was enacted, for whom only a portion is refundable. Deposits paid to preorder the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. The potentially long wait from the time a preorder is made until the time the vehicle is delivered, any delays beyond expected wait times, and any changes in available configurations could also impact consumer decisions on whether to ultimately make a purchase or cancel a preorder. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles. Any cancellations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If our existing preorder and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. In addition, we may incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. Further, our future success will also depend in part on securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. If, for any of these reasons, we are not able to attract and maintain consumer and commercial customers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

RIVIAN AUTOMOTIVE, INC.
The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we are competing for sales with both EV manufacturers and traditional automotive companies, including those who have or have announced consumer and commercial vehicles that may be directly competitive to ours. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the significant volatility in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. Under the EDV Agreement, we have granted Amazon certain exclusivity and first refusal rights which will initially restrict our ability to contract with other commercial customers. See “—We expect that a significant portion of our near-term revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.” In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, may deter Amazon’s competitors or other third parties from contracting with us. Further, as a result of new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency. The EV sector has recently experienced increasing price competition due in part to general economic conditions, including a rise in interest rates for vehicle loans. Several of our competitors have recently announced changes in pricing strategy, including vehicle price reductions, which may result in downward price pressure. We may not have the financial resources of some of our competitors to allow us to adjust pricing strategies, which may result in lower vehicle unit sales and increased inventory, a loss of customers and a loss in future market share, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, Dr. Scaringe is a director of Forever by Rivian and a director and the President of the Rivian Foundation. Such positions with the Rivian Foundation and Forever by Rivian may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a member of the board of directors of the Rivian Foundation and Forever by Rivian which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

Our long-term results depend upon our ability to successfully introduce, integrate, and market new products and services, which may expose us to new and increased challenges and risks, and any inability to do so could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
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

We intend to continue to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated information technology (“IT”) systems, and we plan to strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

•attracting and hiring skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future;
•constructing and operationalizing our planned second manufacturing plant;
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

As a newer entrant into the automotive industry, we cannot assure that we will be able to develop efficient, automated, cost-efficient manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design, and production standards, as well as the production volumes, required to successfully market our vehicles as our operations expand. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may not succeed in maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles, products, and services and our business, prospects, financial condition, results of operations, or cash flows.

Our business and prospects heavily depend on our ability to maintain and strengthen the Rivian brand. If we are not able to maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to maintain and strengthen the Rivian brand will depend heavily on our ability to provide high quality EVs and engage with our customers as intended, as well as the success of our customer development and marketing efforts.

The automobile industry is intensely competitive. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the EU, and China, have greater name recognition, broader

RIVIAN AUTOMOTIVE, INC.
customer relationships, and substantially greater marketing resources than we do. If we do not maintain a strong brand, our business, prospects, financial condition, results of operations, and/or cash flows could be materially and adversely impacted.

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

Our distribution model is different from the predominant current distribution model for automobile manufacturers and is subject to regulatory limitations on our ability to sell and service vehicles directly, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

We are selling and financing, and plan to lease, our vehicles directly to customers rather than through franchised dealerships. This model of vehicle distribution is relatively new, different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have limited experience in selling and no experience in leasing vehicles and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If our direct sales and leasing model does not develop as expected, develops more slowly than expected, or faces significant adversity from the established industry, we may be required to modify or abandon our sales and leasing model, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

As a manufacturer engaged in sales directly to consumers, we may also face regulatory limitations on our ability to sell and service vehicles directly, which could materially and adversely affect our ability to sell our vehicles. Many states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model for manufacturers. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators or to own or operate our own service centers. As a result, we may not be able to sell, finance or lease directly to customers in each state in the United States or provide service from a location in every state. In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. Dealer associations have also resorted to lawsuits in state courts to challenge our ability to obtain dealer licenses and operate directly even in states that have laws that would otherwise allow us to own and operate retail locations. We expect dealer associations to continue to mount continued legal and legislative challenges to our business model. For customers residing in states in which we will not be allowed to sell, lease, or deliver vehicles, we must generally conduct the sale out of the state over the internet or telephonically and may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states

RIVIAN AUTOMOTIVE, INC.
in which we are allowed to directly sell or lease and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business. States may also restrict our ability to service vehicles once sold and delivered to customers. Some states, for example, have laws that prohibit manufacturers from providing warranty service in state or restrict the ability for manufacturers to own or operate service operations. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or dealerships that we can operate.The foregoing examples of state laws governing the sale and servicing of motor vehicles are just some of the legal hurdles we face as we sell and service our vehicles. In many states, there is limited historical application of motor vehicle laws to our sales model, particularly with respect to the sale of new vehicles over the internet. Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in the United States, Canada, EU, China, Japan, U.K., and Australia relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles. These uncertainties and complexities subject us to substantial risk and could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components, including complex software to operate such machinery and to coordinate operating activities across the manufacturing plant. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time, especially as we ramp up production on new products, and will depend on repairs, spare parts, and IT solutions to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant machinery may significantly affect operational efficiency.

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

Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. We cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising from operational risks or at reasonable rates. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
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

We must continue to develop complex software and technology systems in coordination with vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated.

Our vehicles and operations use a substantial amount of complex in-house and third-party software and hardware. The continued development and integration of such advanced technologies are inherently complex, and requires us to coordinate with our vendors and suppliers to reach mass production for our vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may harm our competitive position.

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

If there is inadequate access to charging stations, our business will be materially and adversely affected and we may not realize the benefits of our charging networks.

Demand for our vehicles will depend in part upon the availability of a charging infrastructure. We continue to deploy our Rivian Adventure Network and Rivian Waypoints, which are networks of charging stations in the United States designed to provide charging capability to owners of our vehicles. We market our ability to provide our customers with comprehensive charging solutions, including our networks of charging stations, the Rivian Adventure Network and Rivian Waypoints, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. We have limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges, which include:

•charging station performance and reliability issues;
•the logistics, including any delays or disruptions, of rolling out and supporting our Rivian Adventure Network and Rivian Waypoints and teams in appropriate areas;
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

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure and concerns around reliability. Although we intend to expand our charging networks throughout the United States and eventually in other countries, with a focus on strategically deploying our charging stations in those regions with the highest concentration of customer preorders, major interstates as well as targeted destination areas, we may be unable to expand Rivian Adventure Network and Rivian Waypoints as fast as we intend or as

RIVIAN AUTOMOTIVE, INC.
the public expects, or to place the charging stations in places our customers believe to be optimal, and these networks may not result in increased preorders or sales of our vehicles. This could be due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining, and operating the networks. If we do not realize the benefits of our charging networks, our brand and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, reliability, safety, or security, could impact the demand for EVs, including ours. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In addition, we store lithium-ion cells at our facilities and we have experienced, and may in the future experience, thermal events. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations and any prolonged or significant disruption would materially and adversely affect our business, prospects, financial condition, results of operations or cash flows. Such damage or injury could also lead to adverse publicity, regulatory action, and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

We have limited experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We have limited experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we plan to keep core areas of vehicle service internal over time, we continue to partner strategically with third parties in order to enable nationwide coverage of certain important services to our customers, such as emergency roadside and off-road assistance, third party collision repair support, and tire distribution needs.There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and rely upon mobile service vehicles with technicians to provide service to our customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements.

RIVIAN AUTOMOTIVE, INC.

In addition, a number of states currently impose limitations on the ability of manufacturers to directly service vehicles. The application of these state laws to our operations would hinder or impede our ability to provide services for our vehicles from a location in every state. As a result, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and our business, prospects, financial condition, results of operations, and cash flows.

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also could be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles or increase our operating costs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or other improvements in the fuel economy of the ICE or the cost of such fuels, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. Additionally, the introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

We are subject to risks associated with advanced driver assistance technology.

Our vehicles provide advanced driver assistance capabilities to our customers supported by hardware, software, and machine learning models. Errors in the design, implementation or execution of these components could lead to increased risk for our customers or third-party road users. Advanced driver assistance technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on driver interactions, and drivers may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our advanced driver assistance systems occur, we could be subject to liability, negative publicity, government scrutiny, and further regulation. Moreover, any incidents related to advanced driver assistance systems of our competitors could adversely affect the perceived safety and adoption of our vehicles and advanced driver assistance technology more broadly.

Advanced driver assistance technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself. Our vehicles also may not achieve the requisite level of advanced driver assistance required for certification and rollout to consumers or satisfy changing regulatory requirements which would require us to redesign, modify, or update our advanced driver assistance hardware and related software systems. We may also fail to deliver the level of advanced driver assistance systems that customers expect from vehicles in our class. Any of the foregoing could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.
Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, EVs.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt EVs, and even if EVs become more mainstream, consumers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and components, cost of energy and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The market for new alternative energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. Other factors that may influence the adoption of alternative fuel vehicles, and specifically EVs, include:

•perceptions about EV quality, safety, design, performance and cost, especially if negative events or accidents occur that are linked to the quality or safety of EVs, whether or not such vehicles are produced by us or other manufacturers, resulting in adverse publicity and harm to consumer perceptions of EVs generally;
•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including EV systems;
•range anxiety, including the decline of an EV’s range resulting from deterioration over time in the battery’s usable capacity;
•the availability of new alternative energy vehicles;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid EVs, and high fuel-economy ICE vehicles;
•the quality and availability of service and charging stations for EVs;
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
•perceptions about and the actual cost of alternative energy;
•volatility in the price of gasoline or other petroleum-based fuel, any extended periods of low gasoline or other petroleum-based fuel prices or an improved outlook for the long-term supply of oil to the United States;
•regulatory, legislative and political changes; and
•macroeconomic factors.

We will also depend upon the adoption of EVs by operators of commercial vehicle fleets for future growth, and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial EVs is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using EVs in their businesses. This process has been slow to date. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower TCO of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs (or commercial EVs generally), including the factors set forth above, as well as corporate sustainability initiatives, government regulations and economic incentives applicable to commercial vehicles, and the availability of commercial fleet charging infrastructure.

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

RIVIAN AUTOMOTIVE, INC.
through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA, which was enacted into law on August 16, 2022, modifies the 30D tax credit by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. Eligibility for the 30D tax credit is also contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. If our vehicles do not meet the pricing caps or satisfy the additional sourcing and manufacturing requirements by the deadlines set forth in the IRA, or if our customers do not fall within the specified income limits, some or all of the 30D tax credit may no longer be available to our customers. Failure of our vehicles to meet the 30D tax credit eligibility requirements may place our vehicles at a price disadvantage to competing EV manufacturers that offer EVs meeting all of the requirements for eligibility under the 30D tax credit. In addition, the IRA eliminates the current phase-out for EV manufacturers that sell 200,000 vehicles, thereby reinstating the 30D tax credit for competitors of Rivian who had previously been phased out. These changes to the 30D tax credit and any future changes to tax incentives that make it less likely for our EVs to qualify could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we apply or on which we rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

From time to time we apply for federal and state grants, loans, and/or tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel, and EVs and related technologies. We anticipate that there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and various levels of approval of our applications to participate in such programs. The application process for these funds and other incentives is often highly competitive. There can be no assurance that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, we earn tradable credits in the operation of our business under various regulations related to ZEV, GHG, fuel economy, renewable energy and clean fuel. For example, CAFE, GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We have sold and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time.

In 2020, the EPA and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for light duty vehicles model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. In 2021, changes to the SAFE Vehicles rule were finalized that increased GHG standards stringency for model years 2023 through 2026, and in 2022, the fuel economy standards were made more stringent for model years 2024 through 2026. In addition, the rules reinstating California’s and other states’ authority were finalized in 2022, while California regulators extended the Advance Clean Cars rule for model years 2026 through 2035. Concurrently, California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for its new medium and heavy-duty standards has not yet been approved. The waiver process could postpone or eliminate the medium and heavy-duty ZEV program and the respective credits. Moreover, the new federal GHG and fuel economy standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits. If the courts find against EPA and NHTSA or reverse the reinstatement of California and other states’ authority, or if the California medium and heavy-duty programs are not granted a CAA waiver, the value of certain regulatory credits would likely decrease. As a result, uncertainty remains about the future of California and

RIVIAN AUTOMOTIVE, INC.
other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates continue to increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles. As a result, a continuing substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Insufficient warranty reserves to cover future warranty claims could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

As our vehicles are produced, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. Such estimates are inherently uncertain, particularly in light of our limited operating history and limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty expenses than we expect, and our reserves may be insufficient to cover such expenses.

Future field actions, including product recalls, could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Any field action, including a product recall, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We and our suppliers have initiated recalls, and expect to initiate recalls in the future, voluntarily or involuntarily, if it is determined that a safety-related defect or noncompliance with applicable federal motor vehicle safety standards exist in any of our vehicles or components (including our battery cells). For example, in October 2022 we initiated a voluntary recall of approximately 12,000 vehicles after determining that on a small percentage of vehicles, the fastener connecting the front upper control arm and steering knuckle may not have been sufficiently torqued. Recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand and our business, prospects, financial condition, results of operations, and cash flows.

We will become subject to product liability claims, which could harm our business, prospects, financial condition, results of operations, and cash flows if we are not able to successfully defend or insure against such claims.

We will become subject to product liability claims, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our vehicles do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and

RIVIAN AUTOMOTIVE, INC.
inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects, financial condition, results of operations, or cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

We face risks associated with establishing and maintaining international operations, including unfavorable regulatory, political, currency, tax, and labor conditions, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales, in select markets in Canada and Europe, and eventual expansion into other international markets. We face risks associated with our international operations, including possible unfavorable regulatory, political, tax, and labor conditions, which could harm our business. We have established and expect to continue to establish international operations and subsidiaries that are subject to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have very limited experience to date selling or leasing and servicing our vehicles internationally and international expansion requires us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles and require significant management attention. These risks include:

•conforming our vehicles to various international regulatory requirements where our vehicles are sold and serviced, which requirements may change over time;
•difficulty in staffing and managing foreign operations;
•difficulties establishing relationships with, or disruption in the supply chain from, international suppliers;
•difficulties attracting customers in new jurisdictions;
•difficulties in adapting our advanced driver assistance system to new jurisdictions;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•inflation and fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations, and restrictions, including in the areas of supply chain, labor, environmental, health and safety and related compliance costs;
•foreign data privacy and security laws, regulations and obligations;
•expenditures related to foreign lawsuits and liability;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•concerns raised by foreign governments regarding U.S. policies that may be seen as unfair domestic subsidies contrary to World Trade Organization rules or other agreements to which the United States is a party;
•laws and business practices favoring local companies;
•difficulties protecting or procuring intellectual property rights;
•political instability, natural disasters, war (including the ongoing military conflict between Russia and the Ukraine) or events of terrorism, and health epidemics, such as the COVID-19 pandemic; and
•the strength of international economies.

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

RIVIAN AUTOMOTIVE, INC.
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

In addition, Dr. Scaringe and Rose Marcario, current Rivian directors, are also directors of Forever by Rivian and Rivian’s Chief Financial Officer (“CFO”), Claire McDonough, serves as Treasurer of Forever by Rivian. Dr. Scaringe is also director of the Rivian Foundation and Ms. McDonough serves as its Treasurer. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us. Furthermore, such directors and officers may have significant duties to, and may devote a substantial amount of time serving, Forever by Rivian and the Rivian Foundation, and accordingly may limit their ability to devote a sufficient amount of attention toward their obligations to us, or to day-to-day activities of our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train, and develop other highly qualified personnel. Rivian’s rapid growth has required a focus on organizational design and ensuring we have the right leaders in place to manage the business. We have recruited and hired new leaders with the objective of identifying talent we believe will help scale our operations. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, especially in California and for talent across product development and all engineering disciplines. In addition, we have hired and trained a significant number of employees from the area surrounding the Normal Factory. If there is not an adequate number of candidates in the local area to support our operations at full capacity, we may face higher costs to hire employees for the Normal Factory and our business, financial condition, results of operations, and cash flows could be adversely affected.

Our ability to hire, attract, and retain employees depends on our ability to provide competitive compensation and benefits. We issue equity awards to our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain employees. Any inability to attract, assimilate, develop, or retain qualified personnel in the future could adversely affect our business, including the execution of our business strategy.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, and developing the infrastructure associated with being a public company, we will need to maintain our culture across a larger number of employees, disciplines and geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to attract, engage, and retain the talent required to support our future success.

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we are focused, agile and efficient to achieve our priorities and objectives. For example, in 2022 and 2023, we implemented certain cost reduction efforts to reduce material spend, operating expenses, and capital expenditures and implemented a reduction in our workforce. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, continuity, accumulated knowledge and efficiency during transitional periods. Any of these impacts could also adversely affect our brand and reputation as an employer, making it more difficult for us to attract new employees in the future and increasing the risk that we may not achieve the anticipated benefits from the restructuring.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions and an increased risk of disruption to operations. If any of our employees decide to join or seek recognition to form a labor union, or if we are required to become a union signatory, we

RIVIAN AUTOMOTIVE, INC.
could be subject to risks as we engage to finalize negotiations with any such union, including substantial distraction from our business, potential work slowdowns or stoppages, delays and increased costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected by the risks related to health epidemics, including the COVID-19 pandemic.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the COVID-19 pandemic. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, created significant volatility starting in early 2020 in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants (some of which may be more transmissible) also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and led to a global decrease in vehicle sales in markets around the world.

The pandemic also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures adversely impacted our employees and operations and the operations of our customers, suppliers, vendors and business partners, and negatively impacted our manufacturing plans, sales and marketing activities, business, prospects, financial condition, results of operations, and cash flows. Due to operational shutdowns involving certain of our direct and indirect suppliers as a result of COVID-19 and associated variants, we experienced and may continue to experience delays and shortages of certain parts and materials necessary for the production of our vehicles. In some cases, suppliers were delayed in providing the required parts or materials, whereas in other cases, suppliers were able only to fulfill our orders on a partial basis or not at all. As a result of such delays and shortages, we adapted our internal designs and processes to remedy or mitigate impacts on our production timeline.

The extent to which the COVID-19 pandemic will impact our business going forward will depend on the duration, severity and potential resurgence of the pandemic, the existence, severity and spread of COVID-19 variants and their impact on us, the actions to contain the virus or treat its impact (including the availability of vaccines and boosters), how quickly and to what extent normal economic and operating activities can resume. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, or if government authorities institute measures such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, our operations will be adversely impacted. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future, and the ultimate impact of the COVID-19 pandemic or other pandemics is highly uncertain.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity, and our ability to timely deliver finished vehicles to customers. Additionally, our revenue from period to period may fluctuate due to seasonality. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our vehicles, changes in interest rates, impairment of long-lived assets, macroeconomic conditions, both nationally and locally, negative publicity relating to our vehicles, changes in consumer preferences and competitive conditions or investment in expansion to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

RIVIAN AUTOMOTIVE, INC.
We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements, contain or may contain restrictive covenants that may limit our operating flexibility.

As of December 31, 2022, our total principal amount of outstanding indebtedness was $1.3 billion. As of December 31, 2022, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $400 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

We will be required to use a portion of our future cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, operating expenditures, capital expenditures and other corporate purposes, and limit our ability to obtain additional financing for working capital, operating expenditures, capital expenditures, expansions plans and other investments, which may in turn limit our ability to execute against our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.

In addition, the credit agreement governing the ABL Facility and the indenture governing our senior secured floating rate notes due October 2026 (the “2026 Notes”) contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and a minimum liquidity covenant. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the credit agreement governing the ABL Facility or future debt agreements, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by all of our assets (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest when due under our debt agreements. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indenture governing the 2026 Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business.

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

We contract with third parties to provide certain products and services to our customers, including vehicle financing, insurance, collision repair, roadside assistance, service part processing, service visit alternative transportation, tires, windshields, and 12V battery replacement. Although we carefully select our third-party vendors, we cannot control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of third-party vendors represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, an affiliate of Amazon.com, Inc., which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. Amazon will continue to be able to influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our future planned commercial vehicles. Our relationship with Amazon could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon.

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

We are subject to risks associated with exchange rate fluctuations, interest rate changes, commodity and credit risk.

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, resulting in cash flows from sales being denominated in currencies different from those of purchases or production activities. Although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins. Borrowings under the ABL Facility and the 2026 Notes accrue interest at variable rates, which exposes us to interest rate risk.

Risks Related to Information Technology, Intellectual Property, Data Security, and Privacy

Breaches in data security, failure of information security systems, cyber attacks or other security or privacy-related incidents could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.

Threats to networks and information technology infrastructure are increasingly diverse and sophisticated. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our suppliers’) internal networks, vehicles, infrastructure, and cloud deployed products and the information they store and process, including personal information of our employees and customers, including names, accounts, user IDs and passwords, vehicle information, and payment or transaction related information. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have in the past been subject to ransomware and phishing attacks. Though we do not believe we experienced any material losses or that

RIVIAN AUTOMOTIVE, INC.
any material sensitive information was compromised, we were unable to determine conclusively that this was the case. While we have implemented remedial measures in response to such incidents, we cannot guarantee that such measures will prevent all incidents in the future.

Any actual, alleged or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged or perceived data security incident we or our suppliers suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and provide any required notifications, including to regulators and individuals, and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liabilities. In addition, we may incur significant financial and operational costs to investigate, remediate and implement additional tools, devices and systems designed to prevent actual or perceived security breaches, and other security or privacy-related incidents, as well as costs to comply with any notification obligations resulting from any such incidents. Further, we could also be exposed to a risk of loss or litigation and potential liability under laws, regulations and, contracts that protect the privacy and security of personal information. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our company, and would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

While we maintain cyber insurance that may help provide coverage for security breaches or other incidents, such insurance may not be adequate to cover the costs and liabilities related to them, which in some cases could impact our operating results and financial condition. In addition, our insurance policy may change as a result of such incidents or for other reasons, which may result in premium increases or the imposition of large deductible or co-insurance requirements.

If we fail to comply with federal, state, and foreign laws relating to privacy and data security, we may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals from and about actual and prospective customers, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we may be subject to state privacy laws such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), as well as other privacy statutes that share similarities to the CPRA that have been enacted in certain other states. As we continue to expand our foreign operations, we may also become subject to international privacy laws such as the European Union’s General Data Protection Regulation (EU) 2016/679 (“GDPR”), the U.K. Data Protection Act of 2018, and other international data protection, privacy, data security, data localization and similar national, state, provincial, and local laws.

These laws, rules and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Any significant changes to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators – could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all of these obligations. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or that may conflict with other rules or our practices. We may also incur significant expenses to comply with privacy and security standards and controls imposed by laws, regulations, industry standards, or contractual obligations. Our failure to comply with applicable laws, directives, and regulations (e.g., the

RIVIAN AUTOMOTIVE, INC.
GDPR and CCPA) may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

We utilize third-party service providers to support our service and business operations and any errors, disruption, performance problems, delays or failure in their or our operational infrastructure could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of these services depend on the continued operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our platforms, cause our platforms to fail, or could adversely affect the experience of our customers, our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, and our ability to manage our operations could be interrupted, all of which may take significant time and resources, increase our costs, and could adversely affect our business. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.

We are involved in, and may in the future become party to additional, intellectual property infringement proceedings. Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary or intellectual property rights that would prevent, limit or interfere with our ability to make, use, develop, sell, lease or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents, trademarks, trade secrets or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting or otherwise violating such rights. Such parties have brought and may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. Our applications for and uses of trademarks relating to our products, services, or designs, could be found to infringe upon existing trademark rights owned by third

RIVIAN AUTOMOTIVE, INC.
parties. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses, could distract our technical and management personnel from their normal responsibilities and result in negative publicity. Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Furthermore, many of our employees were previously employed by other automotive companies, by suppliers to automotive companies or companies with similar or related technology, products or services. We are, and may in the future become, subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or fines and be enjoined from using certain technology, products, services, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from attempting to copy, reverse engineer or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition, results of operations, or cash flows.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. If our patents expire or are not maintained, our patent

RIVIAN AUTOMOTIVE, INC.
applications are not granted or our patent rights are contested, circumvented, invalidated or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies or products, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

There can be no assurance that our pending applications will issue as patents. Even if our patent applications result in issued patents, these patents may be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable.

Our use of open source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, claims or proceedings.

We use open source software in connection with the development and deployment of our products and services, and we expect to continue to use open source software in the future. Companies that use open source software in connection with their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms, and we may be required to purchase a costly license or cease offering the implicated products or services unless and until we can reengineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the reengineering process successfully. Some open source software licenses may require users who distribute proprietary software containing or linked to open source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open source code under the same open source license, which could include proprietary source code. In such cases, the open source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open source software and try to ensure that open source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur or could be claimed to have occurred, in part because open source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are self-certified by the manufacturer under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Other jurisdictions outside the United States, such as Europe, require us to meet Type Approval, the process for meeting the EU certification requirements, proving to regulators that our vehicles meet those relevant safety standards in effect in those countries. Failure by us to maintain compliance of the R1T, R1S, EDV, or obtain certification of compliance for any future EV model with motor vehicle safety standards in the United States, Canada, the EU or other jurisdictions would have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

We may be exposed to delays, limitations, and risks related to the environmental permits and other permits and approvals required to operate or expand operations at our manufacturing facility and any future facilities.

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other operating permits from federal, state and local government entities. While we currently have all permits necessary to carry out and perform our current plans and operations at our Normal Factory, expansion of operations at our facility and the construction or operation of our planned facility in Georgia, may require land use changes, and environmental and operating permits. See Part I, Item 3 “Legal Proceedings” for additional information on matters related to our planned facility in Georgia. Delays, denials, or restrictions on any of the applications for or assignment of the permits to operate our facility or any future facility we may acquire or construct, including service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

We are subject to various environmental, health, and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, and disposal of, and human exposure to, hazardous materials. Environmental, health and safety laws, and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental, health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, and fines and penalties. Compliance with environmental, health and safety laws and regulations could also lead to increased costs of compliance, including remediation of any discovered issues, and changes to our operations, which may be significant, and failures to comply could result in significant expenses, delays, substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties currently or formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which can impose liability for the full amount of contamination response-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws, including CERCLA, and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our operations are also subject to federal, state, provincial, and local workplace safety laws and regulations, including the U.S. Occupational Health and Safety Act, and equivalent international laws and regulations, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our

RIVIAN AUTOMOTIVE, INC.
production or other operations, which could have a material adverse effect on our business, brand, prospects and results of operations.

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
•new regulations regarding the content of battery cells or packs, including mineral composition, mandatory recycling, or take back programs that require us to comply with new sets of laws and regulations;
•changes in regulation that affect vehicle design or engineering, for example relating to the noise required to be emitted by EVs, may impact the design or function of EVs, and thereby lead to decreased consumer appeal;
•changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower our vehicles’ ratings, making EVs less appealing to consumers; and
•future rulemaking governing GHG and CAFE standards could reduce new business opportunities for our business.

To the extent the laws change, our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. However, there are no assurances that we will be able to identify or secure suitable alliances in the future or that we will be able to maintain such alliances, which could impair our overall growth. In addition, these alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

RIVIAN AUTOMOTIVE, INC.
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

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to the imposing country. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. If we experience cost increases as a result of existing or future tariffs, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our results of operations could be materially and adversely affected. In addition, China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary inputs or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows.

We are subject to export and import control laws, and non-compliance with such laws can subject us to criminal liability and other serious consequences, which can harm our business.

We are subject to export control laws, import and economic sanctions laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Control. United States export controls apply to (1) items that are produced in the United States, wherever they are geographically located; (2) all items located in the United States, even if only moving in transit through the United States; and (3) certain foreign-produced items, including those that incorporate more than de minimis levels of controlled United States-origin content. A violation of applicable laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal penalties, collateral consequences, remedial measures and legal expenses. In addition, we may in the future establish international operations for the reassembly or manufacture of our vehicles, which could subject us to additional constraints under applicable export and import controls and laws.

In addition, changes to our vehicles, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our vehicles and solutions or, in some cases, prevent the export or import of our vehicles to certain countries, governments or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our vehicles, as well decreasing our ability to export or market our vehicles to potential customers. Any decreased use of our vehicles or limitation on our ability to export or market our vehicles could adversely affect our business, prospects, results of operations and financial condition.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption laws are interpreted broadly and prohibit companies and their officers, directors, employees, agents, contractors and other business partners from corruptly offering, promising, authorizing or providing anything of value to recipients in the public or private sector for the purposes of influencing decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper

RIVIAN AUTOMOTIVE, INC.
conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such conduct.

Non-compliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022 three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its initial public offering (“IPO”) underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed. See Part I, Item 3 “Legal Proceedings.”

Changes in tax laws and the application of such laws may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulation, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In particular, presidential, congressional, state, and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the United States government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. To the extent that such changes occur and have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our ability to use net operating loss carryforwards and other tax attributes is limited due to certain provisions of the Internal Revenue Code.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future, and we may never achieve profitability. Under the Tax Cuts and Jobs Act, federal net operating losses (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an

RIVIAN AUTOMOTIVE, INC.
“ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply and future regulatory changes could also limit our ability to utilize NOL carryforwards. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future income tax liability to us and materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Increasing scrutiny and changing expectations from global regulations, our investors, consumers and employees with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet investor, consumer or employee expectations on ESG matters, particularly because our mission is to create products and services that help our planet transition to carbon neutral energy and transportation, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us.

We may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve our ESG profile, and any such initiatives or achievements of such commitments may be costly. For example, our commitment to The Climate Pledge, pursuant to which signatories pledge to reach net-zero emissions by 2040, and subsequent reporting and emissions reductions and offsets would require considerable investments, and our commitment, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, is complex and ambitious, and we cannot guarantee that we will meet our commitment. Our ability to achieve this commitment is subject to numerous risks, many of which are outside of our control. Such risks include the availability and cost of low or non-carbon based energy sources, the evolving regulatory requirements affecting ESG standards or disclosures, the availability of suppliers that can meet our sustainability, diversity and other ESG standards, our ability to recruit, develop and retain a diverse range of talent, and other items discussed in these risk factors. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, standards, internal control, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to achieve, any of our goals, either on an initial timeline or at all. Implementing and achieving our commitment may also result in increased costs in our supply chain and business operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

RIVIAN AUTOMOTIVE, INC.
Risks Related to the Ownership of Our Class A Common Stock

The price of our Class A common stock has been, and may continue to be, volatile or may decline regardless of our operating performance.

The market price of our Class A common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our financial condition and results of operations;
•the projections and any other guidance we may provide to the public, and any changes in, or failure to meet, such projections or guidance;
•failure of securities analysts to maintain coverage of Rivian, changes in financial estimates or ratings by any securities analysts who follow Rivian or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other EV companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•significant changes in our board of directors or management;
•sales of large blocks of our common stock, including sales by our Founder, our executive officers and directors or investors;
•lawsuits threatened or filed against us;
•actual or anticipated changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions, such as recessions, changes in inflation or interest rates and slow or negative growth of our markets;
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and the Ukraine and related economic sanctions, pandemics (including COVID-19 and associated variants), incidents of terrorism or responses to these events; and
•the other factors described in this Part I Item 1A. “Risk Factors”.

The stock market in general, and the market for technology companies and EV companies in particular, has experienced extreme price and volume fluctuations, which in many cases have been unrelated or disproportionate to the results of operations of those companies. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of a stockholder’s investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Such litigation could result in substantial costs and divert management’s attention and resources from our business.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 53.7% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

RIVIAN AUTOMOTIVE, INC.
In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.3% of the voting power of our outstanding capital stock but 2.5% of the total shares of common stock outstanding.

In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. Certain index providers, such as S&P Dow Jones, exclude companies with multiple class share structures in certain of their indices, including the S&P 500. As a result, our dual class capital structure makes us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.

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

We and all of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of December 31, 2022, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 109 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants and any such sales could adversely affect the market price of our Class A common stock.

Further, in September 2022, we approved the payment of 2022 bonus awards to be made under the 2021 Incentive Award Plan in the form of stock-based awards, which will vest immediately upon grant in the first quarter of 2023. The 2022 bonus objectives were subject to certain performance conditions related to production and other targets. We expect these grants to be made on or about March 6, 2023 in an aggregate amount of approximately $139 million in the form of stock-based awards. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock.

In addition, certain holders of shares of our common stock have rights after the completion of our IPO, subject to certain conditions, to require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable

RIVIAN AUTOMOTIVE, INC.
research about our business, or if our results fall short of the projected results published by one or more of the analysts, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our Class A common stock increases.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Moreover, the terms of our ABL Facility and the indenture governing the 2026 Notes restrict the ability of certain of our subsidiaries to pay dividends to us, and any additional debt we may incur in the future may restrict our ability to declare or pay cash dividends or make distributions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition. These provisions include:

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
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect

RIVIAN AUTOMOTIVE, INC.
directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

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

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the exclusive forum (or if such court does not have subject matter jurisdiction, the federal district court of the State of Delaware) for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. This provision would not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instances, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating such action in another jurisdiction, which could harm our business, prospects, financial condition, results of operations, and cash flows.

General Risk Factors

Our business is subject to the risk of earthquakes, fire, power outages, floods, other natural disasters, the physical effects of climate change and other catastrophic events, and to interruption by man-made events such as terrorism.

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters and the acute physical effects of climate change, which may include more frequent or severe storms, hurricanes, floods, droughts and wildfires, and other similar events. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products,and in

RIVIAN AUTOMOTIVE, INC.
certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, including as a result of climate change, the COVID-19 pandemic or otherwise, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

Our insurance strategy may not be adequate to protect us from all business risks.

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary and available in the current insurance market. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific risk. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Losses that are not covered by insurance may be substantial and/or unpredictable and could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, based on insurance market conditions or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.

General business and economic conditions could reduce our orders and sales, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our business and results of operations may be subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, rising inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty, including in connection with tariffs or trade laws. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires, public health crises, political crises, such as terrorist attacks, war or other political instability or other unexpected events, and such events could also disrupt our operations, internet or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel preorders.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could adversely affect investor confidence in the accuracy and completeness of our financial statements and adversely affect our business and operating results and the market price for our Class A common stock.

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses previously identified pertained to controls to address access and segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. During the preparation of our financial statements for fiscal year 2022, we concluded that the material weaknesses previously identified had not been remediated and continued to exist as of December 31, 2022 as disclosed in Part II, Item 9A "Controls and Procedures".

RIVIAN AUTOMOTIVE, INC.
While the control deficiencies described above did not result in a material misstatement to our financial statements, the control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022. In addition, our independent registered public accounting firm issued an adverse opinion indicating that our internal control over financial reporting was not effective as of December 31, 2022. We have taken and will continue to take action to remediate these material weaknesses, as described in Part II, Item 9A “Controls and Procedures.” However, we will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will be effective in preventing or mitigating potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. If we are unable to remediate the material weaknesses in a timely manner and further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could result in material misstatements in our financial statements that may continue undetected or a restatement of our financial statements for prior periods. This may negatively impact the public perception of the Company and cause investors to lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our Class A common stock, harm our ability to raise capital on favorable terms, or at all, in the future, and subject us to litigation or investigations by regulatory authorities, which could require additional financial and management resources or otherwise have a negative impact on our financial condition.

In addition, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward our efforts to achieve and maintain effective internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices, or internal control over financial reporting required of public companies and may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses. As a result, the development and implementation of the standards and controls necessary to achieve the level of accounting standards required of a public company may require costs greater than expected or take longer to achieve.

We will continue to incur significant additional costs as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We have incurred and will continue to incur increased costs associated with reporting and corporate governance rules and regulations for public companies. These rules and regulations have increased and may continue to evolve and are expected to significantly increase our accounting, legal and financial compliance costs and have made and will continue to make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. In addition, our executive officers have limited experience in the management of a publicly traded company and will need to devote substantial attention to complying with the increasingly complex laws pertaining to public companies and interacting with public company analysts and investors, which may divert attention away from the day-to-day management and growth of our business, including operational, research and development and sales and marketing activities, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also expect public company rules, regulations and oversight to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

RIVIAN AUTOMOTIVE, INC.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Rivian is based in Southern California. Our principal facilities include leased properties in Northern California, Michigan, Arizona, Vancouver, Serbia, the Netherlands, and the United Kingdom that are used for engineering, research and development, design, customer engagement, sales, and administrative activities. Our footprint includes 51 service center locations leased and owned across 23 states in the United States and three additional countries, of which 28 are in operation. We also own an approximately 4.5 million square foot engineering, manufacturing, and assembly facility in the Normal Factory with the capacity to produce up to 150,000 vehicles annually. Our facilities are suitable and adequate for the conduct of our business.

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

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023

RIVIAN AUTOMOTIVE, INC.
the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit.

•On July 8, 2022, the State of Georgia filed a petition with the Morgan County (Georgia) Superior Court to validate $15 billion in revenue bonds that would establish the financing structure that is necessary for the provision of certain incentives for Rivian’s planned manufacturing site in Georgia. In its petition, the State claims that the bonds are authorized under the laws of the State of Georgia and the procedural and substantive requirements for bond validation have been met, and as such, the State seeks bond validation. The Court denied the petition by Order dated September 29, 2022. The State filed a Notice of Appeal on October 28, 2022. Oral argument on the appeal was held on February 15, 2023 and the parties are awaiting a decision from the Court of Appeals.

•On October 21, 2022, five individuals filed a Petition for Writ of Mandamus and Complaint for Declaratory and Injunctive Relief in Morgan County (Georgia) Superior Court against six Morgan County officials, the Joint Development Authority of Jasper County, et al. and Plateau Excavation. The lawsuit seeks Writs of Mandamus and declaratory and injunctive relief related to the property where the planned manufacturing plant of Rivian Horizon, LLC (“Rivian Horizon”), an indirect subsidiary of the Company, is to be located. The lawsuit alleges that the proposed development of the property is not a permitted use, an allowable conditional use or exempt from regulation and thus is not permissible under the applicable zoning laws, ordinances and regulations. Although Rivian Horizon was not a party to the lawsuit nor were any of its direct or indirect parents or subsidiaries, there was a possibility that Rivian Horizon could have become a party to the proceedings or that the suit or its outcome could have affected the timing and/or construction of the planned manufacturing plant in Georgia. Plaintiffs voluntarily dismissed their Complaint without prejudice on December 7, 2022 and the Court closed this case by Order dated January 10, 2023.

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. Although Rivian Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned manufacturing plant in Georgia.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see Part I, Item 1A. “Risk Factors” and Note 13 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K.

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

Holders

As of February 14, 2023, there were approximately 74 shareholders of record of our Class A common stock and one shareholder of record of our Class B common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of our Class A common stock is held in “street name” by brokers, banks, and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Our operations are generally conducted through our subsidiaries, and accordingly, our ability to pay dividends to our stockholders will be dependent on the earnings and distributions of funds from these subsidiaries. Covenants in the ABL Facility and the indenture governing the 2026 Notes are material restrictions on the ability of certain of our subsidiaries to pay dividends to us, and we may enter into credit agreements or other borrowing arrangements in the future that restrict our ability to declare or pay cash dividends or make distributions in the future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments and applicable law.

Use of Proceeds

On November 15, 2021, we completed our IPO. The net proceeds to us from the IPO were $13.5 billion, after deducting the underwriting discount and commissions of approximately $185 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259992), as amended, which was declared effective by the SEC on November 9, 2021.

The net proceeds from our IPO have been invested in investment grade instruments. There has been no material change in the use of proceeds from our IPO as described in our final prospectus.

Stock Performance Graph

The following stock performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative monthly stockholder return on our Class A common stock with the cumulative monthly total return on the Nasdaq Composite Index and the Nasdaq OMX Global Automobile, none of which pay dividends.

RIVIAN AUTOMOTIVE, INC.
It assumes an initial investment of $100 at the market close on November 10, 2021, which is the first day our Class A common stock began trading.
The following table summarizes stock performance graph data points in dollars.

	Base Period	Months Ending
	Nov 10	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
	2021	2021	2021	2022	2022	2022	2022	2022	2022	2022	2022	2022	2022	2022	2022
Rivian	$100	$119	$103	$65	$67	$50	$30	$31	$26	$34	$32	$33	$35	$32	$18
NASDAQ Composite	$100	$100	$100	$91	$88	$91	$79	$78	$71	$80	$76	$68	$71	$74	$68
NASDAQ OMX Global Automobile	$100	$96	$94	$92	$86	$83	$77	$80	$74	$80	$79	$67	$69	$73	$65

Item 6. [ Reserved ]

RIVIAN AUTOMOTIVE, INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The discussion of our financial condition and results of operations for the year ended December 31, 2020 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In the commercial market, we launched the RCV platform. Our first vehicle on this platform is our EDV, designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. Amazon has placed an initial order of 100,000 EDVs, subject to modification.

During the year ended December 31, 2022, we produced 24,337 vehicles and delivered 20,332 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV appear to resonate with customers based on positive responses to vehicles delivered and preorder data. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience.

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

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, Rivian Adventure Network, charging network, and customer service will be critical for supporting growth. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale these elements, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

RIVIAN AUTOMOTIVE, INC.
•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy. We offer a variety of services, including financing and insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenue outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of creating a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenue and our long-term financial performance will depend in part on our ability to drive adoption of these offerings.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. For example, the global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. In addition, over the prior year there have been sizable increases in the cost of key metals, including lithium, nickel, aluminum, and cobalt. These prices have declined from peak levels but are expected to remain volatile for the foreseeable future. We have also experienced a need for expedited freight associated with supply chain challenges, resulting in higher logistics costs. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near-future. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations. We believe we are well-positioned for international expansion in light of healthy global demand for EVs and for the vehicle segments in which we currently or expect to operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly and without a significant physical retail footprint; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

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

RIVIAN AUTOMOTIVE, INC.
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

•Inflation. The United States economy has experienced various disruptions, including supply chain shortages. These disruptions, as well as the ongoing military conflict between Russia and the Ukraine, have contributed to increased inflation. The cost of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors) required to produce our vehicles has risen considerably over the past year. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Components of Operating Results

We expect to incur significant operating costs and expenses that will impact our future profitability, including research and development (“R&D”) expenses as we develop and introduce new vehicles and services and improve our existing vehicles and services, capital expenditures in the expansion of our manufacturing footprint and operations, additional operating costs and expenses for production ramp-up, raw material procurement costs, servicing, and warranty costs as we expand our deliveries, general and administrative expenses as we scale our operations, and selling and distribution expenses as we market our vehicles and services. Our ability to become profitable in the future will depend on our ability not only to successfully market and sell our vehicles and services at prices we establish, but also to appropriately control costs and realize economies of scale.

Revenues and Cost of revenues

Vehicle production and deliveries began in September 2021. The majority of our revenues is derived from sales of consumer and commercial vehicles. The majority of our costs of revenues is driven by direct parts, material and labor costs, manufacturing overhead (e.g., depreciation of machinery and tooling), shipping and logistics costs, and reserves including for estimated warranty costs related to the production of consumer and commercial vehicles, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”), losses on firm purchase commitments, and to adjust for excess and obsolete inventory based upon expectations of forecasted demand. Additionally, we started recognizing recurring non-cash stock compensation charges in the quarter ended December 31, 2021 in connection with the performance-based vesting condition of RSUs and stock options being met upon the IPO.

Operating expenses

Research and development

Our R&D cost consists primarily of expenses incurred for the development of our vehicles and related technologies. These expenses include:

•personnel expenses for teams in engineering and research;
•prototyping expenses;
•consulting and contractor expenses;
•depreciation expenses; and
•allocation of indirect expenses.

Additionally, we started recognizing recurring non-cash stock compensation charges in the quarter ended December 31, 2021 in connection with the performance-based vesting condition of RSUs and stock options being met upon the IPO.

RIVIAN AUTOMOTIVE, INC.
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

Other income (expense), net

Other income (expense), net consists primarily of non-operating expenses and income such as interest expense, amortization of debt discounts and issuance costs, and other gains or losses associated with our debt financing arrangements, as well as interest income earned on investments.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we do business. We maintain a full valuation allowance on our United States federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented (in millions).

	Years Ended December 31,
	2020	2021	2022
Revenues	$—	$55	$1,658
Cost of revenues	—	520	4,781
Gross profit	—	(465)	(3,123)
Operating expenses
Research and development	$766	$1,850	$1,944
Selling, general, and administrative	255	1,242	1,789
Other expenses	—	663	—
Total operating expenses	1,021	3,755	3,733
Loss from operations	(1,021)	(4,220)	(6,856)
Interest income	10	3	193
Interest expense	(8)	(29)	(103)
Loss on convertible notes, net	—	(441)	—
Other income (expense), net	1	(1)	18
Loss before income taxes	(1,018)	(4,688)	(6,748)
Provision for income taxes	—	—	(4)
Net loss	$(1,018)	$(4,688)	$(6,752)

RIVIAN AUTOMOTIVE, INC.
Comparison of the years ended December 31, 2021 and 2022

Revenues

	Years Ended December 31,		2021 vs 2022 Change
(in millions)	2021	2022	$	%
Revenues	$55	$1,658	$1,603	nm

*nm-not meaningful

Revenues increased for the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily due to increased deliveries of 19,412 vehicles.

Cost of revenues and Gross profit

	Years Ended December 31,		2021 vs 2022 Change
(in millions)	2021	2022	$	%
Cost of revenues	$520	$4,781	$4,261	819%
Gross profit	$(465)	$(3,123)	$(2,658)	(572)%

For the year ended December 31, 2022, we incurred cost of revenues of $4,781 million, including $475 million of depreciation and amortization expense. Cost of revenues increased compared to the year ended December 31, 2021 as a result of the increased production and delivery of 23,322 and 19,412 vehicles, respectively. Additionally, we had a $920 million charge to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments as of December 31, 2022 compared to a $95 million as of December 31, 2021 for an increase of $825 million, increased depreciation and amortization expense by $371 million, and increased stock-based compensation expense by $44 million.

We expect to continue to incur LCNRV charges and losses on firm purchase commitments in the near-term but anticipate that the total charge associated with our Normal Factory will decline over the course of 2023 and 2024 as we lower material, production, logistics, and other costs and increase production volumes. The increase in LCNRV charges and losses on firm purchase commitments compared to the previous period is primarily due to an increase in overall inventory and firm purchase commitment values as production ramps, which were adjusted to reflect the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale).

There have been sizable increases in the cost of various inputs to manufacture our products over the past year, due to inflationary pressures and supply chain disruptions, impacting items such as the cost of input materials (e.g., lithium and nickel) and components (e.g., semiconductors). We have also incurred higher indirect costs, such as elevated levels of expedited freight and short-term premiums on materials, to compensate for certain supply chain challenges which we expect will continue in the near-term. In addition, our total cost of goods sold was negatively impacted by the ramping of our second manufacturing shift.

Negative gross profit increased for the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily due to the items noted above. As we produce vehicles at low volumes on production lines designed for higher volumes, we have experienced, and will continue to experience, negative gross profit driven by labor, depreciation, and overhead costs. The pressure on gross profit from limited volumes will continue in the near-term, but we expect it will improve on a per-vehicle basis as we implement new in-vehicle technologies, achieve commercial cost savings on material costs, and ramp our overall production levels.

Research and development

	Years Ended December 31,		2021 vs 2022 Change
(in millions)	2021	2022	$	%
Research and development	$1,850	$1,944	$94	5%

For the year ended December 31, 2022, we incurred R&D expenses of $1,944 million, including $95 million of depreciation and amortization expense. R&D expenses increased compared to the year ended December 31, 2021 primarily due to a $228

RIVIAN AUTOMOTIVE, INC.
million increase in payroll and related expenses, a $160 million increase in stock-based compensation expense, a $43 million increase in depreciation and amortization, and a $33 million increase in software expenses partially offset by a $362 million decrease in engineering, design, and development costs.

The primary drivers for these higher expenses were higher headcount and personnel costs related to investing in our R1 and RCV programs as well as investments related to other advanced product development activities, including early development of our R2 platform, future propulsion platforms, and our updated vehicle network architecture. The decrease in engineering, design, and development costs were related to higher product development activities in the lead up to our start of production for the R1 and RCV platforms in the prior period.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Years Ended December 31,		2021 vs 2022 Change
(in millions)	2021	2022	$	%
Selling, general, and administrative	$1,242	$1,789	$547	44%

For the year ended December 31, 2022, we incurred SG&A expenses of $1,789 million, including $82 million of depreciation and amortization expense. SG&A expenses increased compared to the year ended December 31, 2021 primarily due to a $213 million increase in stock-based compensation expense and a $208 million increase in payroll and related expenses.

The primary drivers for these higher expenses were scaling our corporate functions and commercial operations, including customer-facing facilities to support our current and future business growth. These expenses include higher headcount and personnel costs.

We also plan to make corresponding investments in our facilities, commercial operations, and technology for our future operations.

Other expenses

	Years Ended December 31,		2021 vs 2022 Change
(in millions)	2021	2022	$	%
Other expenses	$663	$—	$(663)	(100)%

Other expenses decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of the Company’s donation of approximately 8 million shares of Class A common stock and $20 million in cash to Forever by Rivian in 2021. With this sizable initial funding, we have no near-term plans to provide additional direct funding to Forever by Rivian in the future.

Other income (expense), net

	Years Ended December 31,		2021 vs 2022 Change
(in millions)	2021	2022	$	%
Interest income	$3	$193	$190	nm
Interest expense	$(29)	$(103)	$(74)	(255)%
Loss on convertible notes, net	$(441)	$—	$441	100%
Other (expense) income, net	$(1)	$18	$19	nm

*nm-not meaningful

RIVIAN AUTOMOTIVE, INC.
Interest income increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher interest rates and higher average balances of cash and cash equivalents.

Interest expense increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher average debt balances and interest rates resulting from the 2026 Notes. See Note 7 “Debt” to our consolidated financial statements included in this Form 10-K for more information on the 2026 Notes. We expect interest expense to increase in the near term, reflecting changes in the interest rate environment.

Loss on convertible notes, net decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of the issuance and subsequent mark-to-market valuation of the unsecured senior convertible promissory notes due July 2026 (“2021 Convertible Notes”) in 2021. See Note 7 “Debt” to our consolidated financial statements included in this Form 10-K for more information on the 2021 Convertible Notes.

Provision for income taxes

As of December 31, 2021 and 2022, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in billions):

	December 31, 2021	December 31, 2022
Cash and cash equivalents	$18.1	$11.6
Availability under ABL Facility	0.3	0.3
Total liquidity	$18.4	$11.9

In May 2021, we entered into the ABL Facility, which will mature on May 20, 2025. As of December 31, 2022, we had $0.3 billion of unused committed amounts under the ABL Facility. The ABL Facility contains certain affirmative and negative covenants, including a minimum liquidity covenant requiring us to maintain no less than $1.0 billion of liquidity, which will fall away upon meeting a fixed charge coverage ratio of greater than 1.0 for two consecutive quarters, and conditions to borrowing or taking other actions that restrict certain of our subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. As of December 31, 2022, we were in compliance with the covenants and conditions of the ABL Facility. See Note 7 “Debt” to our consolidated financial statements included in this Form 10-K for more information regarding the ABL Facility.

In October 2021, we issued $1.25 billion aggregate principal amount of 2026 Notes. The 2026 Notes have a maturity of five years from the date of their original issuance. The 2026 Notes require certain of our subsidiaries to comply with a number of customary covenants (including restrictions on incurrence of indebtedness, liens, the making of restricted payments, and dispositions), in each case substantially similar to the corresponding covenants under the ABL Facility as described above. In addition, the 2026 Notes contain the same minimum liquidity covenant (but no other financial covenants) as the ABL Facility described above. See Note 7 “Debt” to our consolidated financial statements included in this Form 10-K for more information regarding the 2026 Notes.

In November 2021, we completed our underwritten IPO of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase from approximately 23 million additional shares of Class A common stock. The net proceeds to us from the IPO were $13.5 billion. See Note 12 “Stockholders' Equity” to our consolidated financial statements included in this Form 10-K for more information regarding the IPO.

We have generated significant losses from operations, as reflected in our accumulated deficit of $6.4 billion and $13.1 billion as of December 31, 2021 and 2022, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make

RIVIAN AUTOMOTIVE, INC.
significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth objectives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, and our service network.

As of December 31, 2021 and 2022, our non-cancellable commitments as disclosed in Note 6 "Leases", Note 7 “Debt”, and Note 13 "Commitments and Contingencies" to our consolidated financial statements included in this Form 10-K, do not include any commitments related to these ongoing investments as we do not have any related material commitments that we cannot cancel without a significant penalty. In addition to our capital expenditures, we expect our operating expenses to increase as we ramp vehicle production and continue to invest in R&D activities and our commercial infrastructure in support of our growing customer base.

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

Cash Flows

	Years Ended December 31,
(in millions)	2020	2021	2022
Net cash used in operating activities	(848)	(2,622)	(5,052)
Net cash used in investing activities	(914)	(1,794)	(1,369)
Net cash provided by financing activities	2,500	19,828	99

Operating Activities
Net cash used in operating activities increased during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by higher cash outlays to support overall growth of the business, especially the manufacturing and sale of our products from our Normal Factory and building up inventory to support our increasing production levels.

Investing Activities

Net cash used in investing activities decreased during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher capital expenditures related to the build-out of our manufacturing capabilities at our Normal Factory in the prior year. We continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, along with our service centers in the current year.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was primarily driven by $13.5 billion in net proceeds from our IPO, $2.7 billion in proceeds from the issuance of shares of Series F contingently redeemable convertible preferred stock, $2.5 billion in proceeds from the issuance of the 2021 Convertible Notes, and $1.2 billion in net

RIVIAN AUTOMOTIVE, INC.
proceeds from the issuance of the 2026 Notes. We had no material financing activities during the year ended December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP and the discussion and analysis of our financial condition and operating results require us to make judgments, assumptions, and estimates that affect the amounts reported. We base these estimates on historical experience and on various other assumptions we believe are appropriate and reasonable under the circumstances and apply judgement to possible outcomes as the basis for amounts reported. Because of the inherent uncertainties involved in making such estimates, actual results may differ, and such differences may be material.

We consider the following policies and estimates critical because they are important to the portrayal of our financial condition and operating results, and they require us to make judgments and estimates about inherently uncertain matters. For further information on all of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K.

Inventory Valuation

We review our inventory to ensure that its carrying value does not exceed its NRV, with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of revenue for the difference. Once a write-off occurs, a new, lower cost basis is established. We also regularly monitor inventory quantities on orders for which we have a firm purchase commitment, consistent with our method for valuing inventory.

Should our estimates used in these calculations change in the future, such as estimated selling prices or remaining costs, additional write-downs may occur. The increase in inventory write-downs for the year ended December 31, 2022 compared December 31, 2021 is primarily due to an increase in overall inventory and firm purchase commitment values as production ramps, which were adjusted to reflect the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale). A hypothetical 10% change in estimated selling prices or remaining costs would have resulted in the following approximate changes in the inventory write-down for the year ended December 31, 2022.

	Decrease in Inventory Write-Down	Increase in Inventory Write-Down
Change in estimated selling prices	$115	$(115)
Change in estimated remaining costs	$144	$(128)

Recent Accounting Pronouncements

See Note 3 "New Accounting Standards" to our consolidated financial statements included in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents, and restricted cash primarily consist of cash on hand and highly liquid investments in money market instruments, certificates of deposits, commercial papers, and United States Treasury securities with maturities of three months or less. We do not enter into investments for trading or speculative purposes. However, some of our investments are exposed to market risk due to fluctuations in interest rates which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. A rising interest rate environment would increase the amount of interest paid on these borrowings. A hypothetical 100 basis point increase in interest rates on our floating rate debt as of December 31, 2021 and 2022 would increase our interest expense by an amount that is not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Rivian Automotive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rivian Automotive, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Sufficiency of audit evidence
As discussed in Item 9A. Controls and Procedures, material weaknesses were identified as of December 31, 2022 and included in management’s report on internal control over financial reporting. The description of the material weaknesses states that the Company’s risk assessment process was not effective in implementing controls on a timely basis in response to changes to the business operations, personnel and other factors affecting certain financial reporting processes and related information technology systems. As a result, the Company had ineffective information technology general controls (ITGCs) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Therefore, the automated and manual process level controls over financial reporting which were dependent upon these ITGCs could not be relied upon. As of December 31, 2021, material weaknesses were identified and described in management’s assessment as being related to controls to address segregation of duties across financially relevant functions and ITGCs over enterprise resource planning systems, applications, and tools used in financial reporting.

We identified the evaluation of the sufficiency of audit evidence as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the pervasiveness of the material weaknesses noted above.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over financial statement account balances and we:
•obtained and inspected the Company’s remediation plan to address the prior year material weaknesses that had been identified
•increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively
•tested the underlying records of selected transaction data obtained from the impacted information technology systems to support the use of the information in the conduct of the audit
•inspected supporting documentation and evidence of authorization for a selection of manual and automated journal entries.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Detroit, Michigan
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Rivian Automotive, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Rivian Automotive, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the year in a three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combinations of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company’s risk assessment process was not effective in implementing controls on a timely basis in response to changes to the business operations, personnel and other factors affecting certain financial reporting processes and related information technology systems. As a result, the Company had ineffective information technology general controls (ITGCs) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Therefore, the automated and manual process level controls over financial reporting which were dependent on these ITGCs could not be relied upon. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Detroit, Michigan
February 28, 2023

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2021	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$18,133	$11,568
Accounts receivable, net (Note 2)	26	102
Inventory (Note 4)	274	1,348
Other current assets	126	112
Total current assets	18,559	13,130
Property, plant, and equipment, net (Note 5)	3,183	3,758
Operating lease assets, net (Note 6)	228	330
Other non-current assets	324	658
Total assets	$22,294	$17,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$1,000
Accrued liabilities (Note 8)	667	1,154
Current portion of lease liabilities and other current liabilities	163	270
Total current liabilities	1,313	2,424
Non-current portion of long-term debt (Note 7)	1,226	1,231
Non-current lease liabilities (Note 6)	218	311
Other non-current liabilities	23	111
Total liabilities	2,780	4,077
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2021 and 2022	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 900 and 926 shares issued and outstanding as of December 31, 2021 and 2022, respectively (Note 12)	1	1
Additional paid-in capital	25,887	26,926
Accumulated deficit	(6,374)	(13,126)
Accumulated other comprehensive loss	—	(2)
Total stockholders' equity	19,514	13,799
Total liabilities and stockholders' equity	$22,294	$17,876

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2020	2021	2022
Revenues (Note 2)	$—	$55	$1,658
Cost of revenues (Note 2)	—	520	4,781
Gross profit	—	(465)	(3,123)
Operating expenses
Research and development (Note 2)	766	1,850	1,944
Selling, general, and administrative (Note 2)	255	1,242	1,789
Other expenses (Note 2)	—	663	—
Total operating expenses	1,021	3,755	3,733
Loss from operations	(1,021)	(4,220)	(6,856)
Interest income	10	3	193
Interest expense (Note 7)	(8)	(29)	(103)
Loss on convertible notes, net (Note 7)	—	(441)	—
Other income (expense), net	1	(1)	18
Loss before income taxes	(1,018)	(4,688)	(6,748)
Provision for income taxes	—	—	(4)
Net loss	$(1,018)	$(4,688)	$(6,752)
Net loss attributable to common stockholders, basic and diluted	$(1,019)	$(4,688)	$(6,752)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(10.09)	$(22.98)	$(7.40)
Weighted-average common shares outstanding, basic and diluted	101	204	913

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2020	2021	2022
Net loss	$(1,018)	$(4,688)	$(6,752)
Other comprehensive loss	—	—	(2)
Comprehensive loss	$(1,018)	$(4,688)	$(6,754)

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

			Stockholders' (Deficit) Equity
	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
BALANCE—December 31, 2019	343	$2,750	100	$—	$293	$(668)	$—	$(375)
Capital stock issuance	161	2,500	1	—	6	—	—	6
Warrants issuance	—	—	—	—	3	—	—	3
Share repurchase and retirement	—	(6)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,018)	—	(1,018)
BALANCE—December 31, 2020	504	5,244	101	—	302	(1,686)	—	(1,384)
Capital stock issuance	72	2,650	185	—	14,181	—	—	14,181
Conversion of contingently redeemable preferred stock	(576)	(7,894)	576	1	7,893	—	—	7,894
Conversion of convertible notes	—	—	38	—	2,941	—	—	2,941
Stock-based compensation	—	—	—	—	570	—	—	570
Net loss	—	—	—	—	—	(4,688)	—	(4,688)
BALANCE—December 31, 2021	—	—	900	1	25,887	(6,374)	—	19,514
Capital stock issuance including employee stock purchase plan	—	—	26	—	102	—	—	102
Stock-based compensation	—	—	—	—	937	—	—	937
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(6,752)	—	(6,752)
BALANCE—December 31, 2022	—	$—	926	$1	$26,926	$(13,126)	$(2)	$13,799

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Net loss	$(1,018)	$(4,688)	$(6,752)
Depreciation and amortization	29	197	652
Stock-based compensation	—	570	987
Other expenses (Note 2)	—	643	—
Loss on convertible notes, net	—	441	—
Inventory write-downs and losses on firm purchase commitments	—	95	920
Other non-cash activities	41	36	82
Changes in operating assets and liabilities:
Accounts receivable	11	(20)	(76)
Inventory	—	(369)	(1,657)
Other current assets	(34)	(81)	(14)
Other non-current assets	(8)	(8)	(22)
Accounts payable and accrued liabilities	121	461	623
Other current liabilities	11	83	104
Other non-current liabilities	(1)	18	101
Net cash used in operating activities	(848)	(2,622)	(5,052)

Cash flows from investing activities:
Capital expenditures	(914)	(1,794)	(1,369)
Net cash used in investing activities	(914)	(1,794)	(1,369)

Cash flows from financing activities:
Proceeds from share issuance upon initial public offering, net of underwriting discounts and commissions and offering costs	—	13,530	—
Proceeds from issuance of capital stock including employee stock purchase plan	2,506	2,658	102
Proceeds from issuance of convertible notes	—	2,500	—
Proceeds from issuance of long-term debt, net of discount and debt issuance costs	—	1,226	—
Principal payments and other financing activities	(6)	(86)	(3)
Net cash provided by financing activities	2,500	19,828	99

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)
Net change in cash	738	15,412	(6,324)
Cash, cash equivalents, and restricted cash—Beginning of period	2,273	3,011	18,423
Cash, cash equivalents, and restricted cash—End of period	$3,011	$18,423	$12,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$2	$88
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$325	$479	$364
Conversion of convertible notes	$—	$2,941	$—
Conversion of convertible preferred stock	$—	$7,894	$—
Warrants issuance	$3	$—	$—
See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. PRESENTATION AND NATURE OF OPERATIONS

Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”), was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (“EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the years ended December 31, 2020 and 2021 was primarily research and development activities related to vehicle development and its related technologies, and pre-production activities related to manufacturing and sales. The nature of the Company’s operations during the year ended December 31, 2022 was primarily the production and sale of EVs in the United States of America (“United States”).

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial information. The accompanying consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Certain amounts in the prior period consolidated financial statements have been aggregated to conform to current period presentation.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

In November 2021, the Company completed its underwritten initial public offering (“IPO”) of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase approximately 23 million additional shares of Class A common stock. The net proceeds to the Company from the IPO were $13,530 million. See Note 12 “Stockholders’ Equity” for more information regarding the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in a separate footnote, the description of the accounting policy can be found in the related footnote. Other significant accounting policies are described below.

Use of Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, inventory valuation, property, plant, and equipment, warranty reserves, leases, income taxes, stock-based compensation, and commitments and contingencies. The Company believes that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, the actual results could differ from the original estimates, requiring adjustments to these amounts in future periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less. The Company’s cash equivalents are measured at fair value and classified within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices in active markets for identical instruments. The cost of the Company’s cash equivalents approximated their fair values as of December 31, 2021 and 2022. The following table presents the fair value of the Company’s “Cash and cash equivalents” on the Consolidated Balance Sheets (in millions):

	December 31, 2021	December 31, 2022
Cash	$5,438	$2,604
Money market funds	11,827	7,147
Commercial papers	268	845
United States Treasury securities	150	822
Certificates of deposits	450	150
Total cash and cash equivalents	$18,133	$11,568

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are classified as restricted cash and are recorded primarily in “Other non-current assets” on the Company’s Consolidated Balance Sheets. Restricted cash primarily consists of the balance of an account under the dominion and control of the administrative agent under the senior secured asset-based revolving credit facility (“ABL Facility”). See Note 7 “Debt” for more information on the ABL Facility. Total restricted cash was $290 million and $531 million as of December 31, 2021 and 2022, respectively.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers from the sale of EVs and are reported at the invoiced amount, less an allowance for any potential uncollectible amounts. The Company’s allowance for uncollectible amounts was not material as of December 31, 2022.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Consolidated Balance Sheets in either Other current assets or Current portion of lease liabilities and other current liabilities and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices in active markets. For commodity contracts, the Company records gains and losses resulting from changes in fair value in “Cost of revenues” in the Consolidated Statements of Operations and cash flows in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows. The Company also may enter into master netting agreements with its counterparties to allow for netting of transactions with the same counterparty. The Company does not utilize derivative instruments for trading or speculative purposes.

The Company has entered into commodity contracts and the resulting asset, liability, and aggregate notional amount is not material as of December 31, 2022. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the year ended December 31, 2022, losses resulting from changes in fair value were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues

The Company’s revenues primarily include revenue from the sale of EVs and specific services that meet the definition of a performance obligation, including over-the-air (“OTA”) vehicle software updates. Revenue from the sale of EVs is recognized at a point in time when control transfers to the customer, which generally occurs upon delivery. Payment for EV sales is typically received at or prior to delivery or according to payment terms customary to the business. Sales tax is excluded from the measurement of the transaction price. As the OTA vehicle software updates represent a stand ready obligation to provide these services, revenue related to OTA vehicle software updates is recognized ratably throughout the performance period, beginning when control of the vehicle is transferred to the customer and continuing through the estimated useful life of the EV. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities are primarily related to payments for vehicles collected prior to delivery of the EV, generally satisfied within one quarter or less, and OTA vehicle software updates. The Company’s contract liabilities exclude fully-refundable customer deposits. The Company’s contract liabilities as of December 31, 2021 and 2022 were not material and were recorded in “Current portion of lease liabilities and other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

Cost of Revenues

Cost of revenues primarily relates to the cost of EVs and includes direct parts, material and labor costs, manufacturing overhead (e.g., depreciation of machinery and tooling), shipping and logistics costs, and reserves including for estimated warranty costs related to the production of consumer and commercial vehicles, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”), losses on firm purchase commitments, and to adjust for excess and obsolete inventory based upon expectations of forecasted demand. Additionally, we started recognizing recurring non-cash stock compensation charges in the quarter ended December 31, 2021 in connection with the performance-based vesting condition of RSUs and stock options being met upon the IPO.

Product Warranty and Field Service Actions

The Company provides a product warranty on new consumer vehicles. The estimated costs related to product warranties include management’s estimate of the cost of materials, labor, and other costs to facilitate warranty claims. These costs are accrued when probable that a liability has been incurred and the related amount can be reasonably estimated, which is generally at the time vehicles are sold or once a specific field service action has been approved and is announced. These estimates are established based on an analysis of relevant benchmark data and historical information on the nature, frequency, and average cost of actual claims incurred to date and future assumptions by vehicle model. Revisions are made when necessary and are based on changes in these estimates. Due to the uncertainty and potential volatility of the factors contributing to developing estimates for product warranties and field service actions, changes in these estimates could materially affect the warranty reserve. The Company’s warranty reserve as of December 31, 2022 was approximately $100 million and was recorded in “Current portion of lease liabilities and other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, restricted cash, customer deposits, derivative instruments, and debt. We are exposed to credit risk to the extent that the Company’s cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. The degree of counterparty credit risk will vary based on many factors including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the credit risk management function related to investments. As of December 31, 2021 and 2022, all of the Company’s cash, cash equivalents, and restricted cash were placed at financial institutions that management believes are of high credit quality. These amounts are typically in excess of insured limits. In addition, the counterparties to the Company’s derivative instruments are financial institutions that management believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of parts or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary input materials or product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on Rivian’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact the Company’s business.

Impairment of Long-Lived Assets (Held-and-Used Long-Lived Assets)

The Company reviews property, plant, and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset group may not be fully recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, present cash flow losses combined with a history of cash flow losses or a forecast that demonstrates significant continuing losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When an indicator of impairment is present, the Company assesses the risk of impairment based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist against the carrying value of the asset group. Impairment exists when the carrying value of the asset group exceeds the estimated future undiscounted cash flows generated by those assets. The Company records an impairment charge for the difference between the carrying value of the asset group and its estimated fair market value. Depending on the asset, estimated fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.

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

Employee Benefit Plan

The Company provides a defined contribution plan for substantially all employees in the United States in which the Company provides discretionary matching contributions. The Company made matching contributions to the defined contribution plan for the years ended December 31, 2020, 2021 and 2022 which were not material.

Research and Development Costs

Research and development (“R&D”) costs consist primarily of personnel costs for teams in engineering and research, prototyping expenses, consulting and contractor expenses, amortized equipment costs, and allocation of indirect costs. Most R&D costs are expensed as incurred.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Selling, General, and Administrative

Advertising costs are recorded in “Selling, general, and administrative” in the Consolidated Statement of Operations as they are incurred. The advertising costs recognized during the years ended December 31, 2020, 2021 and 2022 were not material.

Other Expenses

Upon the IPO, the Company donated approximately 8 million shares of Class A common stock and $20 million cash to Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”). As a result, $663 million was recorded in “Other expenses” in the Consolidated Statement of Operations during the year ended December 31, 2021.

3. NEW ACCOUNTING STANDARDS

Upcoming Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU“) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions to the accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided do not apply to contract modifications made and most hedging relationships entered into or evaluated after December 31, 2024. The Company expects to adopt the provisions of the ASU as of the beginning of any interim period in which LIBOR is discontinued from the Company’s transactions that reference LIBOR. The Company is currently evaluating the potential impact of the ASU on the consolidated financial statements.

4. INVENTORY AND INVENTORY VALUATION

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The Company primarily calculates inventory value using standard cost, which approximates actual cost on the first-in, first-out (“FIFO”) basis. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of “Inventory” on the Consolidated Balance Sheets (in millions):

	December 31, 2021	December 31, 2022
Raw materials and work in progress	$245	$949
Finished goods	29	$399
Total inventory	$274	$1,348

The Company recorded a $95 million and $582 million charge to reflect the LCNRV of inventory as of December 31, 2021 and 2022, respectively, in “Cost of revenues” in the Company’s Consolidated Statements of Operations. The Company is obligated to make inventory firm purchases commitments during the next year. Losses to reflect the LCNRV on these firm purchase commitments as of December 31, 2022 were $338 million in “Cost of revenues” in the Company’s Consolidated Statements of Operations and are reflected in the inventory component of “Accrued liabilities” on the Consolidated Balance Sheets. Refer to Note 8 "Accrued Liabilities" for more information about Accrued liabilities. The increase in these charges is primarily due to an increase in overall inventory and firm purchase commitment values as production ramps, which were adjusted to reflect the amount we anticipate receiving upon vehicle sale (after considering future costs necessary to ready the inventory for sale).

5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment are recorded at cost, net of accumulated depreciation and impairments. Costs of routine maintenance and repair are expensed when incurred.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company capitalizes certain qualified costs incurred in connection with the development of software used internally. Costs incurred during the application development stage are evaluated to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities that are not incremental upgrades, including maintenance, are expensed as incurred.

Property, plant, and equipment are primarily depreciated using the straight-line method over the estimated useful life of the asset. Land is not depreciated.

The following table summarizes the components of “Property, plant, and equipment, net” on the Consolidated Balance Sheets (in millions):

	Estimated Useful Lives	December 31, 2021	December 31, 2022
Land, buildings, and building improvements	10 to 30 years	$429	$636
Leasehold improvements	Shorter of 10 years or lease term	191	297
Machinery, equipment, vehicles, and office furniture	2 to 10 years	1,856	2,456
Computer equipment, hardware, and software	3 to 5 years	180	409
Construction in progress		760	843
Total property, plant, and equipment		3,416	4,641
Accumulated depreciation and amortization		(233)	(883)
Total property, plant, and equipment, net		$3,183	$3,758

Depreciation and amortization expense was $29 million, $197 million, and $647 million for the years ended December 31, 2020, 2021 and 2022, respectively.

6. LEASES

The Company leases real estate, machinery, equipment, and vehicles under agreements with contractual periods ranging from 1 month to 15 years. Leases generally contain extension or renewal options, and some leases contain termination options. After considering all relevant economic and financial factors, the Company includes periods covered by renewal or extension options that are reasonably certain to be exercised in the lease term and excludes periods covered by termination options that are reasonably certain to be exercised from the lease term. The Company determines whether a contractual arrangement is or contains a lease at inception.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, with the exception of leases of real estate which is comprised of land and buildings. For leases of land and buildings, the Company accounts for each component separately based on the relative estimated standalone price of each component. At lease commencement, the Company measures the lease liability at the present value of lease payments not yet paid. All variable payments that are not based on a market rate or an index (e.g., the Consumer Price Index) are excluded from the measurement of the lease liability and instead are recognized as expense when probable the payments will be made. Because the discount rate implicit in the lease is not determinable for most leases, the Company determines the appropriate discount rate using the estimated incremental borrowing rate for the lease based on the information available at lease commencement. Right-of-use assets are measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments, lease incentives, and initial direct costs incurred, as applicable.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease assets are recorded net of accumulated amortization. The following table presents the carrying value of operating lease right-of-use assets and lease liabilities recorded within the corresponding line items on the Company’s Consolidated Balance Sheets (in millions):

	December 31, 2021	December 31, 2022
Operating lease assets, net	$228	$330

Current portion of lease liabilities and other current liabilities	$46	$68
Long-term lease liabilities	218	311
Total lease liabilities	$264	$379

The following table summarizes the contractual maturities of operating lease liabilities as of December 31, 2022 (in millions):

Operating Leases
2023	$91
2024	81
2025	75
2026	68
2027	57
Thereafter	99
Total undiscounted liabilities	471
Less: Present value discount	(92)
Total lease liabilities	$379

The future minimum lease payments for operating leases that have not yet commenced are not material at December 31, 2022. The leases will commence in 2023 and 2024, with lease terms ranging from 3 to 10 years.

Total lease cost for the years ended December 31, 2020 and 2021 was not material. Total lease cost of $86 million for the year ended December 31, 2022 was comprised primarily of operating lease cost and recorded in “Selling, general, and administrative”, “Research and development”, and “Cost of revenues” in the Consolidated Statements of Operations.

The weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	December 31, 2020	December 31, 2021	December 31, 2022
Weighted average remaining operating lease term (in years)	5.8	6.1	5.9
Weighted average operating lease discount rate	3.8%	4.0%	7.0%

Supplemental cash flow information related to operating leases is as follows (in millions):

	Years Ended December 31,
	2020	2021	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$31	$65
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$87	$178	$158

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2021		December 31, 2022
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2026 Notes	2026	$1,250	7.0%	$1,250	11.3%
Total long-term debt		1,250		1,250
Less unamortized discount and debt issuance costs		(24)		(19)
Long-term debt, less unamortized discount and debt issuance costs		1,226		1,231
Less: Current portion		—		—
Total long-term debt, less current portion		$1,226		$1,231

Term Facility

In April 2018, the Company entered into a variable rate Term Facility Agreement for a committed facility to be used towards the Company’s operating expenses and capital expenditures (“Term Facility”). In February 2021, the Company paid all outstanding amounts related to the Term Facility. Interest on the Term Facility was paid based on LIBOR plus 4.3%. The Company’s obligations under the Term Facility were backed by guarantees, including from an affiliate of a stockholder of the Company.

In connection with the Term Facility Agreement, the Company issued common stock warrants to the affiliate of the stockholder on the date thereof. The common stock warrants were classified as a debt issuance cost, recorded as an increase to Additional paid-in capital, and subsequently amortized over the periods the Term Facility was outstanding.

2021 Convertible Notes

In July 2021, the Company issued $2,500 million aggregate principal amount of unsecured senior convertible promissory notes due July 2026 in a private offering (“2021 Convertible Notes”) and made an irrevocable election to account for the 2021 Convertible Notes under the Fair Value Option in accordance with Accounting Standards Codification Topic 825, Financial Instruments. As a result, the 2021 Convertible Notes were initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured to estimated fair value as of September 30, 2021. The 2021 Convertible Notes accrued interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%) after June 30, 2022. The Company made no cash interest payments on the 2021 Convertible Notes during the year ended December 31, 2021.

Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share. During the year ended December 31, 2021, the loss on the 2021 Convertible Notes was recognized in “Loss on convertible notes, net” in the Consolidated Statement of Operations and was calculated as follows (in millions):

	Year Ended December 31, 2021
	Fair value of shares issued upon conversion	Unpaid principal balance	Loss on convertible notes, net
2021 Convertible Notes	$2,941	$2,500	$(441)

ABL Facility

In May 2021, the Company entered into an ABL Facility with a syndicate of banks that may be used for general corporate purposes. The ABL Facility is secured by certain current assets of the Company. The ABL Facility provides for a $750 million committed secured revolving credit facility with an annual interest rate between 1.25% and 1.75% plus LIBOR that matures

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on May 20, 2025. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $750 million cap and is reduced by borrowings and the issuance of letters of credit which bear a fronting fee of 0.125% plus interest per annum. Interest on LIBOR borrowings under the ABL Facility is due at maturity of each LIBOR period, and interest on non-LIBOR borrowings under the ABL Facility is due on a quarterly basis. The Company is required to pay a quarterly commitment fee of 0.25% per annum based on the unused portion of the ABL Facility. The ABL Facility contains certain affirmative and negative covenants and conditions to borrowing or taking other actions that restrict certain of the Company’s subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. The covenants include a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly. As of December 31, 2022, the Company was in compliance with all covenants required by the ABL Facility.

As of December 31, 2022, the Company had no borrowings under the ABL Facility and $400 million of letters of credit outstanding, resulting in availability under the ABL Facility of $343 million after giving effect to the borrowing base and the outstanding letters of credit.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (“2026 Notes”) to new and existing investors of the Company. Proceeds received, net of a $25 million original issue discount (“OID”), may be used for general corporate purposes. The 2026 Notes bear interest at (x) six-month LIBOR, subject to a 1.00% floor, plus (y) 6.0% per annum, subject to downward adjustment upon certain events, including an IPO. Upon the Company’s IPO, the interest rate on the 2026 Notes was adjusted downward and as of December 31, 2022, the contractual interest rate on the notes was 10.1%. Interest on the 2026 Notes is paid in cash semi-annually in arrears on April 15 and October 15 of each year. The Company has the option to redeem the notes at any time at 100% of the principal amount of the 2026 Notes, plus any applicable premium. The 2026 Notes are secured by a second priority security interest in the same assets in which the ABL Facility has a first priority security interest and are guaranteed by certain subsidiaries of the Company. The 2026 Notes contain a number of customary covenants similar to the covenants under the ABL Facility, including the same minimum liquidity covenant. As of December 31, 2022, the Company was in compliance with all covenants required by the 2026 Notes.

The Company’s 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active. As of December 31, 2021 and 2022, the fair value of the 2026 Notes was $1,250 million and $1,216 million, respectively.

Interest Expense

“Interest expense” recorded in the Consolidated Statements of Operations was primarily contractual interest expense.

8. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Consolidated Balance Sheets included the following components (in millions):

	December 31, 2021 (a)	December 31, 2022
Inventory	$28	$367
Capital expenditures	311	265
Payroll and related costs	95	259
Other products and services	182	169
Other	51	94
Total accrued liabilities	$667	$1,154

(a) The prior period has been recast to conform to current period presentation.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. INCOME TAXES

Components of Income Taxes

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of ”Loss before income taxes” in the Consolidated Statements of Operations are as follows (in millions):

	Years Ended December 31,
	2020	2021	2022
United States	$(1,021)	$(4,590)	$(6,729)
Foreign	3	(98)	(19)
Total loss before income taxes	$(1,018)	$(4,688)	$(6,748)

Provisions are made for estimated United States and foreign income taxes which may be incurred on the reversal of the basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Based on United States tax regulations, the Company does not anticipate foreign earnings would be subject to United States taxation upon repatriation. However, distributions of unremitted foreign earnings would be subject to foreign withholding taxes. The Company maintains that all foreign earnings are indefinitely reinvested. Accordingly, provisions have not been made on the Company’s basis differences in investments that primarily result from earnings in foreign subsidiaries which are deemed indefinitely reinvested. If recorded, the deferred tax liability associated with indefinitely reinvested basis differences would be immaterial to the financial statements.

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

In determining whether a valuation allowance is needed, the Company considers all available evidence, both positive and negative. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

As of December 31, 2022, the Company recorded valuation allowances of $3,325 million for the portion of deferred tax assets that is not expected to be realized. The valuation allowance on net deferred tax assets increased by $293 million, $988 million, and $1,867 million during the years ended December 31, 2020, 2021 and 2022, respectively. The changes in the valuation allowance are primarily due to additional net United States deferred tax assets recognized in the respective years. The Company had no releases of valuation allowances for the years ended December 31, 2021 and 2022. The Company continues to monitor the realizability of the United States deferred tax assets considering multiple factors, including results of operations. The Company shall continue maintaining a full valuation allowance on United States deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowances would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes to its components at the United States statutory rate is shown below (in millions):

	Years Ended December 31,
	2020	2021	2022
Federal income tax at statutory rate	$(214)	$(984)	$(1,417)
State income taxes	(52)	(236)	(267)
Permanent items	4	8	75
Nondeductible charitable contributions	—	172	—
Nondeductible loss on convertible debt	—	118	—
Tax credits	(31)	(63)	(264)
Other	—	(3)	10
Valuation allowance	293	988	1,867
Provision for income taxes	$—	$—	$4
The Company’s effective tax rate was 0% for the years ended December 31, 2020, 2021 and 2022. Provision for income taxes relates to current taxes on foreign operations for the years ended December 31, 2020, 2021 and 2022.

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2021	December 31, 2022
Deferred tax assets:
Net operating loss and tax credit carryforwards	$1,218	$2,705
Inventory	142	203
Operating lease liabilities	71	94
Stock-based compensation	118	110
R&D capitalization	—	369
Other	50	56
Total deferred tax assets	1,599	3,537
Less: valuation allowances	(1,458)	(3,325)
Total net deferred tax assets	141	212
Deferred tax liabilities:
Property, plant, and equipment	(78)	(124)
Operating lease assets	(62)	(81)
Other	—	(6)
Total deferred tax liabilities	(140)	(211)
Net deferred tax assets	$1	$1

The majority of the Company's gross loss carryforwards are generated in the United States. Federal net operating losses (“NOLs”) generated by the Company through December 31, 2017 totaling $81 million may be carried forward for 20 years and begin to expire in 2035. These NOLs may fully offset taxable income in the year utilized. Under the Tax Cuts and Jobs Act, federal losses generated in tax years beginning after December 31, 2017, totaling $8,992 million, may be carried forward indefinitely; but their deduction is limited to 80% of annual taxable income. In addition, the Company has federal and state tax credit carryforwards of $363 million that can be carried forward for 20 years and begin to expire in 2039. The NOLs and tax credits are fully offset by a valuation allowance. Additionally, the Company has $6,653 million of carryforwards for state NOLs.

Under Sections 382 and 383 of the Internal Revenue Code of 1986 (“Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as R&D tax credits) to offset its post-change income may be limited. If the Company experiences a greater than 50

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the NOLs and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Code and similar state provisions. Such an annual limitation may result in the expiration of NOLs before utilization. Due to previous ownership changes experienced by the Company, tax credits are limited in their utilization and the amounts above reflect such adjustment. NOLs are not expected to be limited.

Unrecognized Tax Benefits

The Company records uncertain tax positions using a two-step process. First; by determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and second; for those tax positions that meet the more-likely-than-not recognition threshold, by recognizing the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. When applicable, the Company includes interest and penalties related to income tax matters within the provision for income taxes. The Company had no accrued interest or penalties for the years ended December 31, 2021 and 2022.

The Company’s unrecognized tax benefits related to the Company’s United States R&D tax credit for the year ended December 31, 2022 was not material. Because a full valuation allowance is maintained in the United States, there is no impact to the consolidated balance sheet and, if recognized, none of the unrecognized tax benefit would impact the Company’s effective tax rate.

Although it is possible that unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes or the impact on recognition and measurement considerations related to the results of published tax cases or similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, plus state and foreign jurisdictions. Tax years after 2018 remain open in the Company’s major jurisdictions and are subject to examination by the taxing authorities. The Company is not currently under an income tax audit by any taxing authority.

10. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. The 2021 Stock Plan became effective when the registration statement filed in connection with the Company’s IPO became effective. The Company’s stock options have seven- or ten-year contractual terms and unvested stock options and RSUs generally are forfeited upon the termination of a grantee’s service. The Company has elected to recognize forfeitures as an adjustment to compensation expense for options and RSUs in the same period as the forfeitures occur. As of December 31, 2022, 76 million and 146 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively.

Generally, the Company’s stock options vest in annual installments based on a requisite service period of four years of continuous service and may contain performance conditions related to production and other targets. Stock options granted under the 2015 Stock Plan may be exercised only upon the occurrence of a Change in Control (as defined under the 2015 Stock Plan, which includes an IPO), which is a performance condition. RSUs generally vest in quarterly installments based on a requisite service period of 1 to 4 years of continuous service, upon the later of the quarterly vest date and six months after the occurrence of an IPO (as defined under the Stock Plans), which is a performance condition. Achievement of the Change in Control- and IPO-based performance conditions of stock options and RSUs granted under the 2015 Stock Plan was not deemed to be probable until such events occurred. Therefore, no awards granted under the 2015 Stock Plan vested, were expected to vest, or were exercisable prior to the Company’s November 2021 IPO. Accordingly, the Company recognized no stock-based compensation expense prior to the IPO. After the IPO, expense is recognized on an accelerated basis for these awards granted prior to the IPO due to the performance condition. For awards granted after the IPO, the Company has elected to use the straight-line expense recognition on awards with only service conditions.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2021, the Company granted a stock option covering 27 million shares valued at $241 million to its CEO. A portion of the stock option contains only a service condition, which vests over a requisite service period of six years following a Qualified IPO (as defined within the award). The other portion of the stock option contains both a service and a market condition, which vests in installments based on the achievement of share price goals following a Qualified IPO, measured over a specified period ending on the 10th anniversary of the award.

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

In September 2022, the Company approved the payment of 2022 bonus incentives to be made under the 2021 Stock Plan in the form of stock-based awards, which will vest immediately upon grant in the first quarter of 2023. The 2022 bonus incentives were subject to certain performance conditions related to production and other targets. As of December 31, 2022, the total amount of accrued stock-based bonus incentives is $139 million within “Accrued liabilities” on the Consolidated Balance Sheets.

The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2022:

	Stock Options				RSUs
	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	65	$12.06			37	$31.24
Granted	1	37.47			25	35.87
Exercised / Vested	(4)	4.67			(19)	36.25
Forfeited / Cancelled	(1)	7.21			(6)	41.50
Outstanding at December 31, 2022	61	$12.98	6.8	$456	37	$38.72
Vested and expected to vest at December 31, 2022	61	$12.98	6.8	$456	37	$38.72
Exercisable at December 31, 2022	28	$5.02	5.8	$386	—	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2021 and 2022 was $2.28, $10.03, and $21.64, respectively. There were no stock options exercised during the year ended December 31, 2020. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2022 was $127 million and $105 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2021 was $7.23 and $43.94, respectively. There were no RSUs vested during the years ended December 31, 2020 and 2021. The total fair value of RSUs vested during the year ended December 31, 2022 was $566 million.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020 there was no stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”). The following table summarizes Company’s stock-based compensation expense for the Stock Plans and ESPP by line item in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2021	2022
Cost of revenues	$16	$60
Research and development	277	437
Selling, general, and administrative	277	490
Total stock-based compensation expense	$570	$987

As of December 31, 2022, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,309 million, which is expected to be recognized over a weighted-average period of 5.7 years for stock options and 2.3 years for RSUs.

Fair Value Assumptions

The fair value of the stock options granted to the CEO in January 2021 was estimated using a Monte Carlo simulation capturing scenarios of the Company's projected stock price over the ten-year time horizon, with the resulting intrinsic value at maturity of the stock options in each scenario discounted to present value.

The assumptions used in the Monte Carlo simulation were as follows:

Year Ended December 31, 2021
Volatility	50.0%
Dividend yield	—%
Risk-free rate	1.1%
Maturity (in years)	10.0
Initial stock price	$21.72

The exercise price of all stock options granted during the years ended December 31, 2020, 2021 and 2022 was equal to or greater than the fair market value of Rivian's stock at the date of grant. The Company generally estimates the fair value of stock options using a Black-Scholes option pricing model. Expected volatility is based on a weighted-average of historical volatility rates of peer companies and the Company’s implied volatility. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for zero-coupon Treasury notes with maturities approximating the respective expected term of the stock option. The expected term represents the average time the Company’s stock options are expected to be outstanding. As the stock options were not exercisable prior to the IPO, the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, for stock options, the expected term is estimated based on the weighted-average midpoint of expected vest date and expiration date.

The weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Years Ended December 31,
	2020	2021	2022
Volatility	41.3%	49.5%	55.5%
Dividend yield	—%	—%	—%
Risk-free rate	0.3%	1.1%	2.9%
Expected term (in years)	5.3	5.6	6.8

Prior to the Company’s IPO, the stock price input to the estimated fair value of stock options and the fair value of RSUs was measured on the grant date (or modification date, if appropriate) based on an independent appraisal of the fair market value

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the Company’s common stock. The independent appraisal used a market approach with an adjustment for lack of marketability given that the shares underlying the awards were not publicly traded. This assessment required complex and subjective judgments regarding the Company’s projected financial results. The appraisal incorporated a backsolve method to the Company’s most recent equity issuance and a probability-weighted expected return method “(PWERM)” that estimated equity value in an IPO scenario. The fair value of a share of the Company’s common stock was estimated by weighting the backsolve and PWERM valuation methods based on the anticipated probability of an IPO as of each valuation date.

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

Employee Stock Purchase Plan

In November 2021, the Company adopted the ESPP. The ESPP is designed to allow eligible employees to purchase shares of Class A common stock at a 15% discount, generally at intervals of approximately six months, with their accumulated payroll deductions. The number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 22 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, equal to the lesser of (A) 1% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of Class A common stock as determined by the board of directors; provided, however, that no more than 185 million shares of Class A common stock may be issued under the ESPP. As of December 31, 2022, 28 million shares were reserved for issuance under the ESPP.

11. RELATED PARTY TRANSACTIONS

Stock Warrants

In February 2019, the Company entered into a commercial letter agreement with Amazon.com, Inc. and its affiliates (“Amazon”), and in September 2019, the entered into a related framework agreement with Amazon Logistics, Inc. (“Logistics”). The Company refers to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, the Company and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. In connection with the EDV Agreement, the Company provided a share-based sales incentive to Amazon, a principal stockholder, in the form of warrants to purchase preferred stock. These were converted to warrants to purchase an equivalent number of shares of Class A common stock upon the close of the Company’s IPO. The carrying value of the warrants was not material as of December 31, 2021 and 2022 and is amortized as an offset against revenues as Electric Delivery Vans (“EDVs”) are sold. The offset against revenues for the years ended December 31, 2021 and 2022 was not material.

2021 Convertible Notes

In July 2021, the Company issued the 2021 Convertible Notes to principal stockholders of the Company at that time, including: Amazon with $490 million principal amount, Ford Motor Company (“Ford”) with $415 million principal amount, and certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with an aggregate $400 million principal amount. Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share (refer to Note 7 "Debt" for more information about the 2021 Convertible Notes).

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2026 Notes

The 2026 Notes were issued to certain new and existing principal stockholders, including T. Rowe Price with an aggregate $285 million principal amount (refer to Note 7 "Debt" for more information about the 2026 Notes).

Revenues

The Company recorded $343 million in revenues from Amazon for the year ended December 31, 2022, within “Revenues” in the Consolidated Statements of Operations, primarily related to the sale of EDVs in accordance with the EDV Agreement. As of December 31, 2022, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Consolidated Balance Sheets were $60 million.

Operating Expenses

The Company obtained prototyping, engineering, and other R&D services from a wholly-owned subsidiary of Ford. Until May 2022, Ford was a principal stockholder and related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests. The expense for services from Ford that the Company recognized in “Research and development” in the Consolidated Statement of Operations was not material through this time. Ford is no longer a related party.

The Company obtains data services, including hosting, storage, and compute from Amazon. During the year ended December 31, 2020, expenses related to these services were not material. During the years ended December 31, 2021 and 2022, expenses related to these services of $30 million and $60 million, respectively, were recorded in “Research and development” and “Selling, general, and administrative” in the Consolidated Statements of Operations. As of December 31, 2021 and 2022, the unpaid amounts related to these services were not material.

12. STOCKHOLDERS’ EQUITY

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

Contingently Redeemable Convertible Preferred Stock

Since the preferred stock outstanding prior to the IPO was contingently redeemable upon a Deemed Liquidation Event as defined in the Company’s Certificate of Incorporation, it was classified as mezzanine equity prior to the IPO. During the year ended December 31, 2020, approximately 161 million shares of Series E contingently redeemable convertible preferred stock were issued for $2,500 million. During the year ended December 31, 2021, approximately 72 million shares of Series F contingently redeemable convertible preferred stock were issued for $2,650 million.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2021 and 2022, 892 million and 918 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2021 and 2022, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2021 and 2022, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

Each share of Class A common stock entitles the holder to one vote, and each share of Class B common stock entitles the holder to ten votes. Holders of Class A common stock and Class B common stock have the right to receive any dividend declared by the Company, subject to the payment of dividends on shares of preferred stock. After the payment in full of all liquidation amounts required to be paid to the holders preferred stock, holders of common stock also have the right to receive the remaining property of the Company upon the liquidation, dissolution, or winding up of the Company on a pari passu basis among all holders of common stock.

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

Stock Warrants

As of December 31, 2021 and 2022, the Company had 12 million shares of common stock warrants outstanding and exercisable with a weighted-average exercise price of $6.84. The weighted-average remaining contractual life of common stock warrants outstanding and exercisable as of December 31, 2021 and 2022 is 7 years and 6 years, respectively. There was no activity for the year ended December 31, 2022.

The weighted average grant date fair value of common stock warrants granted during the year ended December 31, 2020 was $4.30. There were no common stock warrants granted during the year ended December 31, 2021.

Fair Value Assumptions

The Company estimates the fair value of each stock warrant using a Black-Scholes warrant pricing model. Expected volatility is based on historical volatility rates of peer companies. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for Treasury Separate Trading of Registered Interest and Principal of Securities with maturities approximating each grant’s contractual life.

The weighted-average assumptions used in the Black-Scholes model for warrants granted were as follows:

December 31, 2020
Volatility	54.7%
Dividend yield	—%
Risk-free rate	0.7%
Contractual term (in years)	10.0

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded within “Accrued liabilities” on the Consolidated Balance Sheets when it is probable that a liability has been incurred and the related amount can be reasonably estimated. If an amount within the range of loss appears at the time to be a better estimate than any other amount within the range, the liability is recorded at that amount. When no amount within the range is a better estimate than any other amount, however; the liability is recorded at the minimum amount in the range. If a loss is reasonably possible and the amount of the loss or range of loss cannot be reasonably estimated, the Company discloses the nature of the possible loss and states that such an estimate cannot be made. Legal costs related to contingencies are recognized as expenses as they are incurred.

The Company is involved in legal proceedings, primarily related to supplier contracts and employment matters. While it is not possible to predict the outcome of these matters with certainty, the Company has developed an initial estimate of the range of reasonably possible outcomes related to unsettled obligations which, together with the estimated liability, is not material as of December 31, 2021 and 2022. The estimated liability is not reduced by expected recoveries from third parties, and the majority of the matters for which an estimated obligation has been recorded are expected to be settled during the year ended December 31, 2023.

Unconditional Purchase Obligations

During the year ended December 31, 2022, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily relate to inventory purchase requirements and vary by vendor. Future payments under unconditional purchase obligations having a remaining term in excess of one year as of December 31, 2022 are as follows (in millions):

Future Payments
2023	$11
2024	45
2025	71
2026	77
Total	$204

14. NET LOSS PER SHARE

The Company's basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, after allocating losses to equity awards deemed to be participating securities pursuant to the two-class method. Upon completion of the IPO during November 2021, all outstanding shares of common stock and contingently redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock, and approximately 8 million shares of Class A common stock were exchanged for an equivalent number of shares of Class B common stock. Except with respect to voting and conversion, the rights, including liquidation and dividend rights, of the holders of Class A and Class B common stock are identical (see Note 12 "Stockholders' Equity"). Accordingly, the undistributed earnings are allocated on a proportionate basis and as a result, net loss per share attributable to common stockholders is the same for Class A and Class B common stock, whether on an individual or combined basis.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, unvested RSUs, shares underlying the Company’s ESPP, stock warrants, and other stock-based awards. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of stock options with a market condition and other stock-based awards. The number of potential shares of common stock outstanding during each period that were excluded from the computation of diluted net loss per share is as follows (in millions):

	Years Ended December 31,
	2020	2021	2022
Stock warrants	12	12	12
Contingently redeemable convertible preferred stock	504	—	—
Stock options	39	65	61
RSUs, ESPP, and other stock-based awards	12	37	48
Total	567	114	121

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2020	2021	2022
Numerator
Net loss attributable to Rivian	$(1,018)	$(4,688)	$(6,752)
Less: Premium on repurchase of convertible preferred stock	(1)	—	—
Net loss attributable to common stockholders, basic and diluted	$(1,019)	$(4,688)	$(6,752)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	101	204	913
Effect of dilutive securities	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	101	204	913

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(10.09)	$(22.98)	$(7.40)

RIVIAN AUTOMOTIVE, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and carries out a variety of ongoing procedures, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based on that evaluation, our Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022 due to the material weaknesses in the Company’s internal control over financial reporting, described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

As of December 31, 2022, our management, under the oversight of our board of directors, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Based on this assessment, management concluded that the Company’s risk assessment process was not effective in implementing controls on a timely basis in response to changes to the business operations, personnel, and other factors affecting certain financial reporting processes and related information technology (“IT”) systems. As a result, the Company had ineffective Information Technology General Controls (“ITGCs”) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Therefore, the automated and manual process level controls over financial reporting which were dependent upon these ITGCs could not be relied upon.

The control deficiencies identified did not result in misstatements to our consolidated financial statements; however, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, our management concluded that the deficiencies represent material weaknesses.

KPMG LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. KPMG LLP’s attestation report contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in Item 8 in this Form 10-K.

RIVIAN AUTOMOTIVE, INC.

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were identified in 2021. While the Company has improved its organizational capabilities, the material weaknesses remain un-remediated as of December 31, 2022, and the Company’s remediation efforts will continue to take place in 2023.

During the year ended December 31, 2022, management completed the following remedial actions:
•performed a risk assessment over the IT systems used as part of financial reporting and business processes, including the various layers of technology;
•implemented processes to identify sensitive access and segregation of duties risks across relevant business and IT functions, implemented tools and systems to support the ongoing maintenance and evaluation of the risks and controls, and implemented controls to address risks within certain privileged IT access;
•designed, developed, and deployed an enhanced ITGC framework, including the implementation of a number of systems and tools to enable the effectiveness and consistent execution of these controls; and
•hired critical leadership roles with public company and internal control experience responsible for designing, implementing, and monitoring our ITGCs, including the Chief Information Officer, Chief Operating Officer, Vice President Corporate Controller, and Head of SOX Compliance.

In addition to the remedial actions taken to date, the Company is still considering the full extent of the procedures to implement in order to remediate the material weaknesses described above. However, the current remediation plan includes:
•continuing to implement processes and controls to better manage and monitor our segregation of duties risks, including enhancing the usage of technology and tools for segregation of duties within the Company’s systems, applications, and tools;
•continuing to implement ITGCs to manage access and program changes within our IT environment and to support the evaluation, monitoring, and ongoing effectiveness of key application controls and key reports; including:
◦enhancing controls and the usage of technology and tools over consistent provisioning, deprovisioning, and periodic reviews of user access;
◦enhancing monitoring processes to drive improved execution of ITGCs, including assessing the impact of business and technology changes for the continued alignment with financial reporting needs; and
•continuing to expand our resources with the expertise, technical knowledge, and structure to implement, monitor, and maintain ITGCs, with a focus on user assess and segregation of duties controls.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

RIVIAN AUTOMOTIVE, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

RIVIAN AUTOMOTIVE, INC.
PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
4.3*	Description of Capital Stock
10.1#	2015 Long-Term Incentive Plan, as amended, and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.1	11/01/2021
10.2#	2021 Incentive Award Plan and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.2	11/01/2021
10.3#	Non-Employee Director Compensation Program	S-1/A	333-259992	10.3	11/01/2021
10.4#	2021 Employee Stock Purchase Plan	S-1/A	333-259992	10.4	11/01/2021
10.5#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-259992	10.5	11/01/2021
10.6	Credit Agreement, dated as of May 20, 2021, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1/A	333-259992	10.6	10/22/2021
10.7#	Employment Agreement by and between Rivian Automotive, LLC and Robert Joseph Scaringe	S-1/A	333-259992	10.7	11/01/2021

RIVIAN AUTOMOTIVE, INC.

10.8#	Employment Agreement by and between Rivian Automotive, LLC and Jiten Behl	S-1/A	333-259992	10.8	11/01/2021
10.9#	Employment Agreement by and between Rivian Automotive, LLC and Claire McDonough	S-1/A	333-259992	10.9	11/01/2021
10.10#	Transition and Release Agreement, dated as of March 2, 2021, by and between Rivian Automotive, LLC and Ryan Green	S-1/A	333-259992	10.11	11/01/2021
10.11†	Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	S-1	333-259992	10.12	10/01/2021
10.12†	Work Order No. #1 to the Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.htm	S-1	333-259992	10.13	10/01/2021
10.13†	Commercial Letter Agreement, dated as of February 15, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.14	10/01/2021
10.14†	Amendment to Commercial Letter Agreement, dated as of September 6, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.15	10/01/2021
10.15†	Master Services Agreement, dated as of May 7, 2021, by and between Rivian, LLC and Cox Automotive Corporate Services, LLC	S-1	333-259992	10.16	10/01/2021
10.16†	Statement of Work for Consignment Services, dated as of June 21, 2021, by and between Rivian, LLC and Manheim Remarketing, Inc.	S-1	333-259992	10.17	10/01/2021
10.17†	Development, Production and Supply Agreement, dated as of April 16, 2021, by and between Rivian Automotive, LLC and Troy Design and Manufacturing Co.	S-1	333-259992	10.18	10/01/2021
10.18	Indenture, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	S-1/A	333-259992	10.19	10/22/2021
10.19	Note Purchase Agreement, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC and the purchasers party thereto.	S-1/A	333-259992	10.20	10/22/2021
10.20†*	Amendment No. 1 to the Framework Agreement, dated as of October 26, 2021, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.

RIVIAN AUTOMOTIVE, INC.

10.21	Amendment to the Warrant to Purchase Series C Preferred Stock, dated as of October 31, 2021, by and between Rivian Automotive, Inc. and Amazon.com NV Investment Holdings LLC.	S-1/A	333-259992	10.21	11/01/2021
10.22ˆ	Economic Development Agreement, dated as of May 2, 2022, by and among Rivian Horizon, LLC, the State of Georgia and the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	05/06/2022
10.23	Amendment no. 1 to Credit Agreement, dated as of May 20, 2021, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-41042	10.1	05/11/2022
10.24	Amendment no. 2 to Credit Agreement, dated as of May 20, 2021, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-41042	10.2	05/11/2022
10.25#	Rivian Executive Bonus Plan	10-Q	001-41042	10.1	11/09/2022
10.26†*	Amendment No. 2 to the Framework Agreement, dated as of January 1, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.
21.1*	List of Subsidiaries of Rivian Automotive, Inc.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

RIVIAN AUTOMOTIVE, INC.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ˆ Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to provide copies of any of the omitted exhibits upon request by the Securities and Exchange Commission.
Item 16. Form 10-K Summary

None.

RIVIAN AUTOMOTIVE, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer, Chairman of the Board of Directors
Date: February 28, 2023		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Scaringe	Chief Executive Officer, Chairman of the Board of Directors	February 28, 2023
Robert J. Scaringe	(Principal Executive Officer)

/s/ Claire McDonough	Chief Financial Officer	February 28, 2023
Claire McDonough	(Principal Financial Officer)

/s/ Jeffrey R. Baker	Chief Accounting Officer	February 28, 2023
Jeffrey R. Baker	(Principal Accounting Officer)

/s/ Karen Boone	Director	February 28, 2023
Karen Boone

/s/ Sanford Schwartz	Director	February 28, 2023
Sanford Schwartz

/s/ Rose Marcario	Director	February 28, 2023
Rose Marcario

/s/ Peter Krawiec	Director	February 28, 2023
Peter Krawiec

/s/ Jay Flatley	Director	February 28, 2023
Jay Flatley

/s/ Pamela Thomas-Graham	Director	February 28, 2023
Pamela Thomas-Graham