Form 10-Q
period 2023-03-31
Rivian Automotive, Inc. / DE
filed 2023-05-09
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 24, 2023, 931,510,010 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, intended use of proceeds from the 2029 Green Convertible Notes (as defined herein), and our objectives for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2022	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$11,568	$11,244
Accounts receivable, net	102	157
Inventory (Note 3)	1,348	1,823
Other current assets	112	126
Total current assets	13,130	13,350
Property, plant, and equipment, net (Note 4)	3,758	3,826
Operating lease assets, net	330	325
Other non-current assets	658	690
Total assets	$17,876	$18,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$984
Accrued liabilities (Note 6)	1,154	996
Current portion of lease liabilities and other current liabilities	270	289
Total current liabilities	2,424	2,269
Non-current portion of long-term debt (Note 5)	1,231	2,716
Non-current lease liabilities	311	303
Other non-current liabilities	111	161
Total liabilities	4,077	5,449
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and March 31, 2023	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 926 and 939 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively (Note 11)	1	1
Additional paid-in capital	26,926	27,217
Accumulated deficit	(13,126)	(14,475)
Accumulated other comprehensive loss	(2)	(1)
Total stockholders' equity	13,799	12,742
Total liabilities and stockholders' equity	$17,876	$18,191

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Revenues (Note 2)	$95	$661
Cost of revenues	597	1,196
Gross profit	(502)	(535)
Operating expenses
Research and development	547	496
Selling, general, and administrative	530	402
Total operating expenses	1,077	898
Loss from operations	(1,579)	(1,433)
Interest income	3	124
Interest expense (Note 5)	(22)	(38)
Other income (expense), net	5	(1)
Loss before income taxes	(1,593)	(1,348)
Provision for income taxes	—	(1)
Net loss	$(1,593)	$(1,349)
Net loss attributable to common stockholders, basic and diluted	$(1,593)	$(1,349)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 11)	$(1.77)	$(1.45)
Weighted-average common shares outstanding, basic and diluted	901	930

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Net loss	$(1,593)	$(1,349)
Other comprehensive income	—	1
Comprehensive loss	$(1,593)	$(1,348)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
BALANCE - December 31, 2021	900	$1	$25,887	$(6,374)	$—	$19,514
Capital stock issuance	1	—	1	—	—	1
Stock-based compensation	—	—	338	—	—	338
Net loss	—	—	—	(1,593)	—	(1,593)
BALANCE - March 31, 2022	901	$1	$26,226	$(7,967)	$—	$18,260

BALANCE - December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$13,799
Capital stock issuance	13	—	5	—	—	5
Stock-based compensation	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,349)	—	(1,349)
BALANCE - March 31, 2023	939	$1	$27,217	$(14,475)	$(1)	$12,742

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(1,593)	$(1,349)
Depreciation and amortization	118	188
Stock-based compensation expense	317	183
Inventory write-downs and losses on firm purchase commitments	188	229
Other non-cash activities	47	2
Changes in operating assets and liabilities:
Accounts receivable	4	(55)
Inventory	(367)	(781)
Other current assets	11	(11)
Other non-current assets	(6)	(18)
Accounts payable and accrued liabilities	201	22
Other current liabilities	40	15
Other non-current liabilities	6	54
Net cash used in operating activities	(1,034)	(1,521)

Cash flows from investing activities:
Capital expenditures	(418)	(283)
Net cash used in investing activities	(418)	(283)

Cash flows from financing activities:
Proceeds from issuance of capital stock	1	3
Proceeds from issuance of convertible notes	—	1,485
Other financing activities	(1)	(3)
Net cash provided by financing activities	—	1,485

Net change in cash	(1,452)	(319)
Cash, cash equivalents, and restricted cash—Beginning of period	18,423	12,099
Cash, cash equivalents, and restricted cash—End of period	$16,971	$11,780

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$406	$333
Capital stock issued to settle bonuses	$—	$137
Right-of-use assets obtained in exchange for operating lease liabilities	$54	$11

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRESENTATION AND NATURE OF OPERATIONS
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations was primarily the production and sale of EVs in the United States of America (“United States”).

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Certain amounts in the prior period condensed consolidated financial statements have been aggregated to conform to current period presentation. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”).

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

Cash and Cash Equivalents

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices in active markets for identical instruments. The cost of the Company’s cash equivalents approximated their fair values as of December 31, 2022 and March 31, 2023. The following table presents the fair value of the Company’s “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	March 31, 2023
Cash	$2,604	$1,918
Money market funds	7,147	7,791
Commercial papers	845	663
United States Treasury securities	822	747
Certificates of deposits	150	125
Total cash and cash equivalents	$11,568	$11,244

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Cash

Restricted cash is recorded in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets and was $531 million and $536 million as of December 31, 2022 and March 31, 2023, respectively. Restricted cash primarily consisted of the balance of an account under the dominion and control of the administrative agent under the senior secured asset-based revolving credit facility (“ABL Facility”).

In April 2023, all of the Company’s restricted cash associated with the ABL Facility was released due to expanded assets in the borrowing base in conjunction with the ABL Facility amendment. Refer to Note 5 "Debt" for more information about the ABL Facility amendment.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Condensed Consolidated Balance Sheets in either “Other current assets” or “Current portion of lease liabilities and other current liabilities” and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices in active markets. For commodity contracts, the Company records gains and losses resulting from changes in fair value in “Cost of revenues” in the Condensed Consolidated Statements of Operations and cash flows in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. The Company also may enter into master netting agreements with its counterparties to allow for netting of transactions with the same counterparty. The Company does not utilize derivative instruments for trading or speculative purposes.

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount are not material as of December 31, 2022 and March 31, 2023. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three months ended March 31, 2023, losses resulting from changes in fair value were not material.

Revenues

The Company primarily recognizes revenue from the sale of EVs. The Company’s contract liabilities are primarily related to payments for vehicles collected prior to delivery of the EV, generally satisfied within one quarter or less, and over-the-air (“OTA”) vehicle software updates. The Company’s contract liabilities were not material as of December 31, 2022. As of March 31, 2023 the Company’s contract liabilities were $116 million, with $58 million recorded in “Current portion of lease liabilities and other current liabilities” and $58 million recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Product Warranty

The following table summarizes the Company’s warranty reserve recorded within the corresponding line items on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	March 31, 2023
Current portion of lease liabilities and other current liabilities	$30	$38
Other non-current liabilities	70	99
Total warranty reserve	$100	$137

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, restricted cash, customer deposits, derivative instruments, and debt to the extent the ABL Facility lenders are not able to extend credit. The Company is exposed to credit risk to the extent that its cash balance with a financial institution is in excess of Federal Deposit Insurance Company insurance limits. The degree of counterparty credit risk will vary based on many factors, including the duration of the transaction and the contractual terms of the agreement. Management evaluates and approves credit standards and oversees the credit risk management function related to investments. As of December 31, 2022 and March 31, 2023, all of the Company’s cash, cash equivalents, and restricted cash were distributed across several large financial institutions that management believes are of high credit quality. These amounts are typically in excess of insured limits. In addition, the counterparties to the Company’s derivative instruments are financial institutions that management believes are of high credit quality.

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

3. INVENTORY AND INVENTORY VALUATION

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	March 31, 2023
Raw materials and work in progress	$949	$1,267
Finished goods	399	556
Total inventory	$1,348	$1,823

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The Company’s ending inventory was written down by $582 million and $561 million for LCNRV as of December 31, 2022 and March 31, 2023, respectively. Additionally, the Company has LCNRV losses related to firm purchase commitments which were $338 million and $261 million as of December 31, 2022 and March 31, 2023, respectively, and are reflected in the inventory component of “Accrued liabilities” on the Condensed Consolidated Balance Sheets. Refer to Note 6 "Accrued Liabilities" for more information about Accrued liabilities.

The Company recorded a $188 million and $229 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of March 31, 2022 and March 31, 2023, respectively, in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	March 31, 2023
Land, buildings, and building improvements	$636	$651
Leasehold improvements	297	321
Machinery, equipment, vehicles, and office furniture	2,456	2,553
Computer equipment, hardware, and software	409	440
Construction in progress	843	928
Total property, plant, and equipment	4,641	4,893
Accumulated depreciation and amortization	(883)	(1,067)
Total property, plant, and equipment, net	$3,758	$3,826

Depreciation and amortization expense was $118 million and $184 million for the three months ended March 31, 2022 and 2023, respectively.

5. DEBT

The following table summarizes the Company’s outstanding debt (in millions):

		December 31, 2022		March 31, 2023
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	11.3%	$1,250	10.6%
2029 Green Convertible Notes	2029	—	—	1,500	4.9%
Total long term debt		1,250		2,750
Less unamortized discount and debt issuance costs		(19)		(34)
Long-term debt, less unamortized discount and debt issuance costs		1,231		2,716
Less: Current portion		—		—
Total long-term debt, less current portion		$1,231		$2,716

ABL Facility

In May 2021, the Company entered into an ABL Facility with a syndicate of banks that may be used for general corporate purposes. Availability under the ABL Facility was based on the lesser of the borrowing base and the committed $750 million cap and was reduced by borrowings and the issuance of letters of credit.

As of March 31, 2023, the Company had no borrowings under the ABL Facility and $383 million of letters of credit outstanding, resulting in availability under the ABL Facility of $367 million after giving effect to the borrowing base and the outstanding letters of credit. As of March 31, 2023, the Company was in compliance with all covenants required by the ABL Facility.

In April 2023, the Company amended and restated the credit agreement governing the ABL Facility. This amendment doubled the revolving commitment to $1,500 million, increased the letter of credit sub-limit from $500 million to $1,000 million, extended the maturity to the earlier of April 19, 2028 and 91 days prior to maturity of certain debt exceeding $200 million, expanded eligibility of assets in the borrowing base allowing for the release of restricted cash, modified the interest rate benchmark to Secured Overnight Financing Rate plus 0.10% credit spread adjustment, and changed the commitment fee to between 0.20% and 0.25%. After the amendment, the Company had availability under the ABL Facility of $753 million after giving effect to the borrowing base and the outstanding letters of credit.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of March 31, 2023, the Company was in compliance with all covenants required by the 2026 Notes, and the contractual interest rate was 10.1%.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active. As of December 31, 2022 and March 31, 2023, the fair value of the 2026 Notes was $1,216 million and $1,233 million, respectively.

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated March 10, 2023, between the Company and U.S. Bank Trust Company, National Association. The Company intends to allocate the net proceedings from the offering to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s newly established green financing framework. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

Before December 15, 2028, the 2029 Green Convertible Notes are convertible at the option of the noteholders only upon the occurrence of certain events. From and after December 15, 2028, the 2029 Green Convertible Notes are convertible at any time at the noteholders’ election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. The initial conversion rate is 49.6771 shares of common stock per $1,000 principal amount of 2029 Green Convertible Notes, which represents an initial conversion price of approximately $20.13 per share of the Company’s Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

The 2029 Green Convertible Notes are redeemable in whole or in part (subject to certain limitations) at the Company’s option at any time on or after March 20, 2026 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. If certain events that constitute a Fundamental Change (as defined by the Indenture) for the 2029 Green Convertible Notes occur, then, subject to limited exceptions, noteholders may require the Company to repurchase their notes for cash. The cash repurchase price is equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The 2029 Green Convertible Notes contain a number of customary covenants.

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active. As of March 31, 2023, the fair value of the 2029 Green Convertible Notes was $1,575 million.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets included the following components (in millions):

	December 31, 2022	March 31, 2023
Inventory	$367	$280
Capital expenditures	265	247
Payroll and related costs	259	171
Other products and services	169	176
Other	94	122
Total accrued liabilities	$1,154	$996

7. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three months ended March 31, 2022 and 2023. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

8. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants.

The following table summarizes the Company’s stock option and restricted stock unit activity during the three months ended March 31, 2023:

	Stock Options				RSUs
	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	61	$12.98			37	$38.72
Granted	1	13.02			13	16.71
Exercised / Vested	(1)	4.24			(12)	23.60
Forfeited / Cancelled	—	—			(1)	40.26
Outstanding at March 31, 2023	61	$13.09	6.6	$356	37	$35.68
Vested and expected to vest at March 31, 2023	61	$13.09	6.6	$356	37	$35.68
Exercisable at March 31, 2023	30	$5.06	5.5	$322	—	$—

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2022	2023
Cost of revenues	$10	$18
Research and development	138	84
Selling, general, and administrative	169	81
Total stock-based compensation expense	$317	$183

As of March 31, 2023, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,347 million, which is expected to be recognized over a weighted-average period of 5.8 years for stock options and 2.2 years for RSUs.

9. RELATED PARTY TRANSACTIONS

Revenues

In February 2019, the Company entered into a commercial letter agreement with Amazon.com, Inc. and its affiliates (“Amazon”), and in September 2019, the Company entered into a related framework agreement with Amazon Logistics, Inc. (“Logistics”). The Company refers to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, the Company and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. The Company recorded $72 million in revenues from Amazon for the three months ended March 31, 2023, within “Revenues” in the Condensed Consolidated Statements of Operations, primarily related to the sale of EDVs in accordance with the EDV Agreement. As of December 31, 2022 and March 31, 2023, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $60 million and $76 million, respectively.

Operating Expenses

The Company obtained prototyping, engineering, and other research and development (“R&D”) services from a wholly-owned subsidiary of Ford Motor Company (“Ford”). Until May 2022, Ford was a principal stockholder and related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests. The expense for services from Ford that the Company recognized in “Research and development” in the Condensed Consolidated Statement of Operations was not material through that time. Ford is no longer a related party.

The Company obtains data services, including hosting, storage, and compute from Amazon. During the three months ended March 31, 2022 and 2023, expenses related to these services were not material. As of December 31, 2022 and March 31, 2023, the unpaid amounts related to these services were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In May 2023, the Company amended the agreement for these data services which included unrecognized commitments that require the future purchase of services (“unconditional purchase obligations”). Future payments under this unconditional purchase obligation are as follows (in millions):

Future Payments
2023	$42
2024	62
2025	65
2026	69
2027	72
2028	22
Total	$332

10. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings, primarily related to supplier contract and employment matters. While it is not possible to predict the outcome of these matters with certainty, the Company has developed an initial estimate of the range of reasonable possible outcomes related to unsettled obligations which, together with the estimated liability, is not material as of December 31, 2022 and March 31, 2023. The estimated liability is not reduced by expected recoveries from third parties, and all of the matters for which an estimated liability has been recorded are expected to be resolved during the year ending December 31, 2023.

11. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2022 and March 31, 2023, 918 million and 931 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2022 and March 31, 2023, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2022 and March 31, 2023, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the 2029 Green Convertible Notes, stock options, unvested RSUs, shares underlying the Company’s ESPP, stock warrants, and other stock-based awards. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the 2029 Green Convertible Notes, stock options with a market condition, and other stock-based awards. The number of potential shares of common stock outstanding during each period that were excluded from the computation of diluted net loss per share is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
2029 Green Convertible Notes	—	75
Stock warrants	12	12
Stock options	65	62
RSUs, ESPP, and other stock-based awards	39	43
Total	116	192

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows ((in millions), except per share data):

	Three Months Ended March 31,
	2022	2023
Numerator
Net loss attributable to Rivian	$(1,593)	$(1,349)
Net loss attributable to common stockholders, basic and diluted	$(1,593)	$(1,349)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	901	930
Effect of dilutive securities	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	901	930

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.77)	$(1.45)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 "Financial Statements" of this Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Form 10-Q, particularly those identified under Part II, Item 1A “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

During the three months ended March 31, 2023, we produced 9,395 vehicles and delivered 7,946 vehicles.

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

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”), charging network, and customer service will be critical for supporting growth. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale these elements, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. For example, the global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. Over the prior year, there was some softening in the cost of key metals, including steel, copper, resin, aluminum, and cobalt. Even though prices for lithium and other battery metals have seen recent sustained decreases from peak levels, prices are expected to remain volatile for the foreseeable future. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near-future. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

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

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery, and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations, related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange.

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

	Three Months Ended March 31,
	2022	2023
(in millions)
Revenues	$95	$661
Cost of revenues	597	1,196
Gross profit	(502)	(535)
Operating expenses
Research and development	547	496
Selling, general, and administrative	530	402
Total operating expenses	1,077	898
Loss from operations	(1,579)	(1,433)
Interest income	3	124
Interest expense	(22)	(38)
Other income (expense), net	5	(1)
Loss before income taxes	(1,593)	(1,348)
Provision for income taxes	—	(1)
Net loss	$(1,593)	$(1,349)

Comparison of the Three Months Ended March 31, 2022 and 2023

Revenues

	Three Months Ended March 31,
(in millions)	2022	2023	$ Change	% Change
Revenues	$95	$661	$566	596%

Revenues increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to deliveries which increased by 6,719 vehicles during the three months ended March 31, 2023.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions)	2022	2023	$ Change	% Change
Cost of revenues	$597	$1,196	$599	100%
Gross profit	$(502)	$(535)	$(33)	7%

For the three months ended March 31, 2023, we incurred cost of revenues of $1,196 million, which included $229 million in charges to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments and $130 million of depreciation and amortization expense. Cost of revenues increased compared to the three months ended March 31, 2022 as a result of higher production and deliveries which increased by 6,842 and 6,719 vehicles, respectively. Additionally, depreciation and amortization expense increased by $50 million and the total of LCNRV charges and losses on firm purchase commitments increased by $41 million to $229 million as of March 31, 2023.

Negative gross profit increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to the significant increase in volumes noted above. These volume increases were partially offset by reductions in materials costs and conversion costs (labor, depreciation, and overhead) on a per unit basis. As we produce vehicles at low volumes on production lines designed for higher volumes, we have experienced, and will continue to experience, negative gross profit related to labor, depreciation, and overhead costs. The pressure on gross profit from limited volumes will continue in the near-term, but we expect it will improve on a per-vehicle basis as we ramp our overall production levels, implement new in-vehicle technologies, increase average selling prices, and achieve commercial cost savings on material costs.

Research and development

	Three Months Ended March 31,
(in millions)	2022	2023	$ Change	% Change
Research and development	$547	$496	$(51)	(9)%

For the three months ended March 31, 2023, we incurred R&D expenses of $496 million, including $33 million of depreciation and amortization expense. R&D expenses decreased compared to the three months ended March 31, 2022 primarily due to a $54 million decrease in stock-based compensation expense for awards granted prior to the initial public offering (“IPO”) with accelerated expense recognition due to the performance condition.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended March 31,
(in millions)	2022	2023	$ Change	% Change
Selling, general, and administrative	$530	$402	$(128)	(24)%

For the three months ended March 31, 2023, we incurred SG&A expenses of $402 million, including $25 million of depreciation and amortization expense. SG&A expense decreased compared to the three months ended March 31, 2022 primarily due to an $88 million decrease in stock-based compensation expense for awards granted prior to the IPO with accelerated expense recognition due to the performance condition and other miscellaneous operating expenses related to support activities needed in maintaining our corporate functions and commercial operations.

We plan to make continued investments in our facilities, commercial operations, and technology for our future operations.

Other (expense) income

	Three Months Ended March 31,
(in millions)	2022	2023	$ Change	% Change
Interest income	$3	$124	$121	nm
Interest expense	$(22)	$(38)	$(16)	(73)%
Other income (expense), net	$5	$(1)	$(6)	(120)%

*nm-not meaningful

Interest income increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to higher interest rates.

Interest expense increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to higher interest rates. We expect interest expense to increase in the near term, reflecting the recent issuance of the 2029 Green Convertible Notes and changes in the interest rate environment. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.

Provision for income taxes

As of March 31, 2022 and 2023, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in billions):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$11.6	$11.2
Availability under ABL Facility	0.3	0.4
Total liquidity	$11.9	$11.6

In April 2023, we amended and restated the credit agreement governing the ABL Facility and released all the restricted cash associated with the ABL Facility which increased our total liquidity to $12.5 billion. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information about the ABL Facility amendment.

In March 2023, we issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated March 10, 2023, between us and U.S. Bank Trust Company, National Association. We intend to allocate the net proceedings from the offering to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in our newly established green financing framework. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.

We have generated significant losses from operations, as reflected in our accumulated deficit of $13.1 billion and $14.5 billion as of December 31, 2022 and March 31, 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth objectives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, and our service network.

As of December 31, 2022 and March 31, 2023, our non-cancellable commitments as disclosed in Note 6 "Leases", Note 7 “Debt”, and Note 13 "Commitments and Contingencies" to our consolidated financial statements in our Form 10-K and Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q, do not include any commitments related to these ongoing investments as we do not have any related material commitments that we cannot cancel without a significant penalty.

We believe our existing balance of cash and cash equivalents, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development (“R&D”) efforts and other growth initiatives, the timing, nature, and rate of expansion of manufacturing activities, our ability to drive cost reductions across the business through improved efficiencies, the timing of new products and services, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that future investments will require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

	Three Months Ended March 31,
(in millions)	2022	2023
Net cash used in operating activities	$(1,034)	$(1,521)
Net cash used in investing activities	$(418)	$(283)
Net cash provided by financing activities	$—	$1,485

Operating Activities
Net cash used in operating activities increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by higher build up of inventory levels to support our increasing production levels.

Investing Activities

Net cash used in investing activities decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to elevated equipment and construction spend in the early stages of our production ramp at our Normal Factory in the prior year. We continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, along with our go-to-market infrastructure in the current year.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was primarily driven by proceeds from the issuance of the 2029 Green Convertible Notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’

deficit or equity, revenue, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2022 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the three months ended March 31, 2023, we issued $1.5 billion principal amount of 2029 Green Convertible Notes. As the 2029 Green Convertible Notes have a fixed annual interest rate, we have no interest expense exposure associated with changes in interest rates; however, the fair value is impacted as interest rates change. The fair value of the 2029 Green Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value is subject to market risk due to the conversion feature and can be affected when the market price of our Class A common stock fluctuates. The fair value will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. As we carry the 2029 Green Convertible Notes at face value less unamortized discount on our condensed consolidated balance sheet, any fair value fluctuations are presented for required disclosure purposes only but do not impact our financial position, cash flows, or results of operations. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.
There were no other material changes in our exposure to market risk as a result of our financial instruments.

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

Based on that evaluation, our Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023 due to the material weaknesses in the Company’s internal control over financial reporting, described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described below, the condensed consolidated financial statements, included in this Form 10-Q, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in our Form 10-K, management concluded that the Company’s risk assessment process was not effective in implementing controls on a timely basis in response to changes to the business operations, personnel, and other factors affecting certain financial reporting processes and related information technology (“IT”) systems. As a result, the Company had ineffective Information Technology General Controls (“ITGC”) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Therefore, the automated and manual process level controls over financial reporting which were dependent upon these ITGCs could not be relied upon.

Our management has concluded that these material weaknesses still exist as of March 31, 2023.

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

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were identified in 2021. While the Company has improved its organizational capabilities, the material weaknesses remain un-remediated as of March 31, 2023, and the Company’s remediation efforts will continue to take place in 2023.

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

During the quarter ended March 31, 2023, management completed the following remedial actions:
•further refined remediation plans for all known IT general control, user access and segregation of duties deficiencies;
•continued execution and completion of certain elements of those remediation plans, including removing excessive access, implementation of additional automation in provisioning and deprovisioning user access, and enhancing monitoring of the execution of our ITGC; and
•continued hiring of critical resources to drive our remediation efforts including the Vice President of Global Financial Systems and Sustainability Technology.

In addition to the remedial actions taken to date, the Company is continuing to evaluate, and modify where necessary, the procedures to implement in order to remediate the material weaknesses described above. The current remediation plan includes:
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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023 and on March 16, 2023 defendants filed Motions to Dismiss, which await the Court’s ruling. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against these lawsuits.

•On July 8, 2022, the State of Georgia filed a petition with the Morgan County (Georgia) Superior Court to validate $15 billion in revenue bonds that would establish the financing structure that is necessary for the provision of certain incentives for Rivian’s planned manufacturing site in Georgia. In its petition, the State claimed that the bonds were authorized under the laws of the State of Georgia and the procedural and substantive requirements for bond validation had been met, and as such, the State sought bond validation. The Court denied the petition by Order dated September 29, 2022. The State filed a Notice of Appeal on October 28, 2022 and the Court of Appeals issued its opinion on April 28, 2023, affirming in part and reversing in part the Superior Court’s Order. Appellee Intervenors filed a Notice of Intention to Apply for Writ of Certiorari on May 8, 2023.

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the

State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. Although Rivian Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned manufacturing plant in Georgia. On April 21, 2023 another lawsuit was filed related to the property where Rivian Horizon’s planned manufacturing plant is to be located. Jenkins v. Rivian Automotive, LLC, et al., Case No. 23-cv-00047-CDL (M.D. Ga.) includes claims for alleged violations of the Clean Water Act, negligence/negligence per se, and trespass/nuisance and seeks civil penalties, damages, injunctive relief, punitive damages, and attorneys’ fees and costs. We believe the claims against Rivian are meritless and intend to vigorously defend against this lawsuit.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see the risk factors set forth in Part II, Item 1A “Risk Factors” and Note 10 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties, including those described below, that may cause actual results to differ materially from historical performance or projected future performance expressed in forward-looking statements made by us. We encourage you to consider carefully the risk factors described below in evaluating the information in this Form 10-Q as the outcome of one or more of these risks and uncertainties could have a material adverse effect on our financial condition, results of operations, and cash flows as well as on our reputation, business, growth, future prospects, and ability to accomplish our strategic objectives.

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

We have incurred net losses since our inception, including net losses of $1,593 million for the three months ended March 31, 2022 and $1,349 million for the three months ended March 31, 2023. Our costs will continue to be significant in the foreseeable future as we grow our go-to-market operations and sales of our vehicles, scale our operations, identify and commit resources to consider and address new areas of demand, including new geographies, and incur costs from operating as a public company. These expenditures include production costs, such as raw materials, labor and logistics costs, research and development investments and expenses, sales and distribution expenses, costs in connection with expanding our charging networks, and general and administrative expenses, and our level of expenditures will be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development and commercial production and acceptance of our vehicles and services, our ability to maintain strong demand and average selling prices for our vehicles, as well as our capability to manufacture our vehicle portfolio efficiently and estimate and effectively manage both our operating expenditures and our capital expenditures. If we are unable to efficiently manage our costs, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

As we have transitioned from an early-stage company focused on research and development activities to the large-scale manufacture, sale, and support of vehicles, we have required and expect to continue to require significant capital to develop and grow our business, including developing our vehicles to be manufactured at volume, rolling out our go-to-market infrastructure as well as building our brand and investing in our next generation technologies and products. Our future capital requirements are subject to uncertainty, particularly since we have a limited operating history as well as limited historical data on the demand for our products and services and the costs that we will incur over time in delivering these products and services to our customers. In addition, we have limited insight into trends that may emerge and affect our business as we operate in a relatively new industry segment that is rapidly evolving and highly competitive. As a result, actual capital requirements may be different from or greater than those we currently anticipate. Furthermore, we maintain the majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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
•our ability to negotiate and execute definitive licenses and agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software, or services necessary to engineer or manufacture components of our vehicles;
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

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, impacts from COVID-19, including associated variants, and the ongoing military conflict between Russia and the Ukraine, have caused disruptions to and delays in our operations. These include shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we have adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in higher costs. Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays and subject us to costly litigation surrounding the component. In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could increase our costs and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

In the near-term, we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon.com, Inc. and its affiliates (“Amazon”) is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 16.0% of our voting power as of March 31, 2023.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics have agreed to collaborate to design, develop, manufacture, and supply Electric Delivery Vans (“EDVs”) and/or certain component parts and related services for use in Amazon’s last mile delivery operations. We also have agreed under the EDV Agreement that until the fourth anniversary of when Logistics first receives EDVs (the “Initial Delivery Date”), we will exclusively provide last mile delivery vehicles to Amazon, and from the fourth anniversary to the sixth anniversary of the Initial Delivery Date, Amazon will have a right of first refusal to purchase last mile delivery vehicles that we produce. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive for Logistics, and Logistics has purchased and may continue to purchase electric vehicles (“EVs”), including last mile delivery vehicles, from other manufacturers, including those who are or may become competitors to us.

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

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make preorders in the United States of America (“United States”) and Canada with a cancellable and fully refundable deposit of $1,000, except for those consumers who opted into a binding purchase agreement on or after August 10, 2022 and before the Inflation Reduction Act of 2022 (the “IRA”) was enacted, for whom only a portion is refundable. Deposits paid to preorder the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. The potentially long wait from the time a preorder is made until the time the vehicle is delivered, any delays beyond expected wait times, and any changes in available configurations could also impact consumer decisions on whether to ultimately make a purchase or cancel a preorder. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles. Any cancellations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, Dr. Scaringe is a director of Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”), and a director of the Rivian Foundation, a 501(c)(3) non-operating private foundation. Such positions with the Rivian Foundation and Forever by Rivian may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a member of the board of directors of the Rivian Foundation and Forever by Rivian which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

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

The automobile industry is intensely competitive. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the United Kingdom (“U.K.”), the European Union (“EU”), and China, have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do. If we do not maintain a strong brand, our business, prospects, financial condition, results of operations, and/or cash flows could be materially and adversely impacted.

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

Demand for our vehicles will depend in part upon the availability of a charging infrastructure. We continue to deploy our Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”) and Rivian Waypoints, which are networks of charging stations in the United States designed to provide charging capability to owners of our vehicles. We market our ability to provide our customers with comprehensive charging solutions, including our networks of charging stations, the Rivian Adventure Network and Rivian Waypoints, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. We have limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges, which include:

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

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure and concerns around reliability. Although we intend to expand our charging networks throughout the United States and eventually in other countries, with a focus on strategically deploying our charging stations in those regions with the highest concentration of customer preorders, major interstates as well as targeted destination areas, we may be unable to expand Rivian Adventure Network and Rivian Waypoints as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal, and these networks may not result in increased preorders or sales of our vehicles. This could be due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners, difficulties in interfacing with the infrastructures of various utility companies and greater than expected costs and difficulties of installing, maintaining, and operating the networks. If we do not realize the benefits of our charging networks, our brand and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

We have limited experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we plan to keep core areas of vehicle service internal over time, we continue to partner strategically with third parties in order to enable nationwide coverage of certain important services to our customers, such as emergency roadside and off-road assistance, third party collision repair support, and tire distribution needs. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and rely upon mobile service vehicles with technicians to provide service to our customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements.

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

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or other improvements in the fuel economy of the internal combustion engine (“ICE”) or the cost of such fuels, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. Additionally, the introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

In addition, Dr. Scaringe and Rose Marcario, current Rivian directors, are also directors of Forever by Rivian and trustees of the Rivian Foundation; and Rivian’s Chief Financial Officer (“CFO”), Claire McDonough, serves as Treasurer of Forever by Rivian and the Rivian Foundation. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us. Furthermore, such directors and officers may have significant duties to, and may devote a substantial amount of time serving, Forever by Rivian and the Rivian Foundation, and accordingly may limit their ability to devote a sufficient amount of attention toward their obligations to us, or to day-to-day activities of our business.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions and an increased risk of disruption to operations. If any of our employees decide to join or seek recognition to form a labor union, or if we are required to become a union signatory, we could be subject to risks as we engage to finalize negotiations with any such union, including substantial distraction from our business, potential work slowdowns or stoppages, delays and increased costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

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

As of March 31, 2023, our total principal amount of outstanding indebtedness was $2,750 million. As of March 31, 2023, we had no borrowings under our senior secured asset-based revolving credit facility (“ABL Facility”) and $383 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

In addition, the credit agreement governing the ABL Facility and the indenture governing the senior secured floating rate notes due October 2026 (“2026 Notes”) contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and a minimum liquidity covenant. The indenture governing the green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) also contains certain similar restrictive covenants, some of which, however, are less restrictive than the covenants under the ABL Facility and the indenture governing the 2026 Notes. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate the credit agreement governing the ABL Facility or future debt agreements, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by substantially all of the assets of Rivian Holdings, LLC and its subsidiaries (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. Noteholders of our 2029 Green Convertible Notes may, subject to a limited exception described in the governing indenture, require us to repurchase their notes following a fundamental change, as described in the governing indenture, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, the 2029 Green Convertible Notes have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these various financial covenants, pay the principal and interest when due under our debt agreements or repurchase the 2029 Green Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indentures governing the 2026 Notes and the 2029 Green Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business.

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

Threats to networks and information technology infrastructure are increasingly diverse and sophisticated. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our suppliers’) internal networks, vehicles, infrastructure, and cloud deployed products and the information they store and process, including personal information of our employees and customers, including names, accounts, user IDs and passwords, vehicle information, and payment or transaction related information. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have in the past been subject to ransomware and phishing attacks. Though we do not believe we experienced any material losses or that any material sensitive information was compromised, we were unable to determine conclusively that this was the case. While we have implemented remedial measures in response to such incidents, we cannot guarantee that such measures will prevent all incidents in the future.

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

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all of these obligations. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or that may conflict with other rules or our practices. We may also incur significant expenses to comply with privacy and security standards and controls imposed by laws, regulations, industry standards, or contractual obligations. Our failure to comply with applicable laws, directives, and regulations (e.g., the GDPR and CCPA) may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other operating permits from federal, state and local government entities. While we currently have all permits necessary to carry out and perform our current plans and operations at our Normal Factory, expansion of operations at our facility, and the construction or operation of our planned facility in Georgia, may require land use changes, and environmental and operating permits. See Part II, Item 1 “Legal Proceedings” for additional information on matters related to our planned facility in Georgia. Delays, denials, or restrictions on any of the applications for or assignment of the permits to operate our facility or any future facility we may acquire or construct, including service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022 three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its initial public offering (“IPO”) underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, and accordingly our business could be seriously harmed. See Part II, Item 1 “Legal Proceedings.”

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

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the Securities and Exchange Commission (“SEC”) has published proposed rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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
•short sales, hedging and other derivative transactions involving our capital stock, including by holders of our 2029 Green Convertible Notes that employ a convertible arbitrage strategy with respect to such notes;
•anticipated conversion of the 2029 Green Convertible Notes into shares of Class A common stock;
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

Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 53.0% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.2% of the voting power of our outstanding capital stock but 2.5% of the total shares of common stock outstanding.

In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. Certain index providers exclude companies with multiple class share structures in certain of their indices. As a result, our dual class capital structure makes us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.

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

We and all of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of March 31, 2023, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 105 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants and any such sales could adversely affect the market price of our Class A common stock.

Further, in September 2022, we approved the payment of 2022 bonus awards to be made under the 2021 Incentive Award Plan in the form of RSUs, which vested immediately upon grant in the first quarter of 2023. The 2022 bonus objectives were subject to certain performance conditions related to production and other targets. These grants were made in March 2023 in an aggregate amount of $137 million in the form of RSUs. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the conversion of some or all of the 2029 Green Convertible Notes will dilute the ownership interests of existing stockholders to the extent the Company delivers shares of Class A common stock upon such conversion.

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

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, or if our results fall short of the projected results published by one or more of the analysts, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

In addition, certain provisions in the 2029 Green Convertible Notes and the governing indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2029 Green Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2029 Green Convertible Notes and the governing indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

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

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters and the acute physical effects of climate change, which may include more frequent or severe storms, hurricanes, floods, droughts and wildfires, and other similar events. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, and in certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, including as a result of climate change, the COVID-19 pandemic or otherwise, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses previously identified pertained to controls to address access and segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. During the preparation of our financial statements for fiscal year 2022, we concluded that the material weaknesses previously identified had not been remediated as of December 31, 2022 and they continued to exist as of March 31, 2023 as disclosed in Part I, Item 4 "Controls and Procedures".

While the control deficiencies described above did not result in a material misstatement to our financial statements, the control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022. In addition, our independent registered public accounting firm issued an adverse opinion indicating that our internal control over financial reporting was not effective as of December 31, 2022. We have taken and will continue to take action to remediate these material weaknesses, as described in Part I, Item 4 "Controls and Procedures." However, we will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

On January 23, 2023, we issued 239,884 shares of our Class A common stock with an approximate value of $2 million as partial consideration to the shareholders of an acquired company in connection with the closing of an immaterial acquisition. The shares were issued without registration in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder. The issuance did not involve any public offering or general solicitation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
4.3	Indenture, dated as of March 10, 2023, by and among Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-41042	4.1	3/10/2023
4.4	Form of certificate representing the 4.625% Green Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.3)	8-K	001-41042	4.2	3/10/2023
10.1‡	Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-41042	10.1	4/19/2023
10.2†	Amendment No. 2 to the Framework Agreement, dated as of January 1, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.26	2/28/23
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.
‡ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to provide copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: May 9, 2023		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: May 9, 2023		(Principal Financial Officer)