Form 10-Q
period 2023-06-30
Rivian Automotive, Inc. / DE
filed 2023-08-08
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-41042
Rivian Automotive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14600 Myford Road Irvine, California 92606	47-3544981
(State or other jurisdiction of incorporation or organization)	(Address of Principal executive offices) (ZIP Code)	(I.R.S. Employer Identification No.)

(888) 748-4261	N/A
(Registrant's telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	RIVN	The Nasdaq Stock Market
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

As of July 25, 2023, 940,311,391 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

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
•We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our vehicles. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there has been a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2022	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$11,568	$9,260
Short-term investments (Note 12)	—	942
Accounts receivable, net	102	342
Inventory (Note 3)	1,348	2,161
Other current assets	112	156
Total current assets	13,130	12,861
Property, plant, and equipment, net (Note 4)	3,758	3,861
Operating lease assets, net	330	325
Other non-current assets	658	180
Total assets	$17,876	$17,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$1,007
Accrued liabilities (Note 6)	1,154	943
Current portion of lease liabilities and other current liabilities	270	324
Total current liabilities	2,424	2,274
Non-current portion of long-term debt (Note 5)	1,231	2,718
Non-current lease liabilities	311	305
Other non-current liabilities	111	216
Total liabilities	4,077	5,513
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and June 30, 2023	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 926 and 946 shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively (Note 11)	1	1
Additional paid-in capital	26,926	27,383
Accumulated deficit	(13,126)	(15,670)
Accumulated other comprehensive loss	(2)	—
Total stockholders' equity	13,799	11,714
Total liabilities and stockholders' equity	$17,876	$17,227

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenues (Note 2)	$364	$1,121	$459	$1,782
Cost of revenues	1,068	1,533	1,665	2,729
Gross profit	(704)	(412)	(1,206)	(947)
Operating expenses
Research and development	543	444	1,090	940
Selling, general, and administrative	461	429	991	831
Total operating expenses	1,004	873	2,081	1,771
Loss from operations	(1,708)	(1,285)	(3,287)	(2,718)
Interest income	22	141	25	265
Interest expense (Note 5)	(24)	(54)	(46)	(92)
Other income, net	1	3	6	2
Loss before income taxes	(1,709)	(1,195)	(3,302)	(2,543)
Provision for income taxes	(3)	—	(3)	(1)
Net loss	$(1,712)	$(1,195)	$(3,305)	$(2,544)
Net loss attributable to common stockholders, basic and diluted	$(1,712)	$(1,195)	$(3,305)	$(2,544)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 11)	$(1.89)	$(1.27)	$(3.66)	$(2.72)
Weighted-average common shares outstanding, basic and diluted	908	942	904	937

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(1,712)	$(1,195)	$(3,305)	$(2,544)
Other comprehensive (loss) / income	(1)	1	(1)	2
Comprehensive loss	$(1,713)	$(1,194)	$(3,306)	$(2,542)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
BALANCE - December 31, 2021	900	$1	$25,887	$(6,374)	$—	$19,514
Capital stock issuance	1	—	1	—	—	1
Stock-based compensation	—	—	338	—	—	338
Net loss	—	—	—	(1,593)	—	(1,593)
BALANCE - March 31, 2022	901	$1	$26,226	$(7,967)	$—	$18,260
Capital stock issuance including employee stock purchase plan	15	—	57	—	—	57
Stock-based compensation	—	—	264	—	—	264
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,712)	—	(1,712)
BALANCE - June 30, 2022	916	$1	26,547	(9,679)	$(1)	16,868

BALANCE - December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$13,799
Capital stock issuance	13	—	5	—	—	5
Stock-based compensation	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,349)	—	(1,349)
BALANCE - March 31, 2023	939	$1	$27,217	$(14,475)	$(1)	$12,742
Capital stock issuance including employee stock purchase plan	7	—	34	—	—	34
Stock-based compensation	—	—	132	—	—	132
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,195)	—	(1,195)
BALANCE - June 30, 2023	946	1	27,383	(15,670)	—	11,714

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(3,305)	$(2,544)
Depreciation and amortization	279	411
Stock-based compensation expense	559	364
Inventory write-downs and losses on firm purchase commitments	301	220
Other non-cash activities	63	7
Changes in operating assets and liabilities:
Accounts receivable, net	(37)	(239)
Inventory	(620)	(1,190)
Other current assets	18	(44)
Other non-current assets	(19)	(38)
Accounts payable and accrued liabilities	421	16
Other current liabilities	70	53
Other non-current liabilities	32	102
Net cash used in operating activities	(2,238)	(2,882)

Cash flows from investing activities:
Purchase of short-term investments	—	(938)
Capital expenditures	(777)	(538)
Net cash used in investing activities	(777)	(1,476)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	58	37
Proceeds from issuance of convertible notes	—	1,485
Other financing activities	(2)	(5)
Net cash provided by financing activities	56	1,517

Effect of exchange rate changes on cash and cash equivalents	(1)	2
Net change in cash	(2,960)	(2,839)
Cash, cash equivalents, and restricted cash—Beginning of period	18,423	12,099
Cash, cash equivalents, and restricted cash—End of period	$15,463	$9,260

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$358	$338
Capital stock issued to settle bonuses	$—	$137
Right-of-use assets obtained in exchange for operating lease liabilities	$84	$27

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. NATURE OF OPERATIONS AND PRESENTATION
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations is primarily the production and sale of EVs in the United States of America (“United States”).

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Certain amounts in the prior period condensed consolidated financial statements have been aggregated to conform to current period presentation. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). Certain amounts in the prior period condensed consolidated financial statements have been aggregated to conform to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. The Company has determined that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from original estimates, requiring adjustments to these amounts in future periods.

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less. Short-term investments with maturities over three and up to twelve months are recorded in “Short-term investments” on the Condensed Consolidated Balance Sheets.

“Cash and cash equivalents” were $11,568 million and $9,260 million as of December 31, 2022 and June 30, 2023, respectively, on the Condensed Consolidated Balance Sheets, and “Short-term investments” were $0 million and $942 million, respectively. “Cash and cash equivalents” and “Short-term investments” were $11,568 million and $10,202 million as of December 31, 2022 and June 30, 2023, respectively. Refer to Note 12 “Fair Value Measurements” for more information about cash equivalents and short-term investments.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Cash

Restricted cash is recorded in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets and was $531 million and $0 as of December 31, 2022 and June 30, 2023, respectively. Restricted cash primarily consisted of the balance of an account under the dominion and control of the administrative agent under the senior secured asset-based revolving credit facility (“ABL Facility”).

In April 2023, all of the Company’s restricted cash associated with the ABL Facility was released due to expanded assets in the borrowing base in conjunction with the ABL Facility amendment. Refer to Note 5 "Debt" for more information about the ABL Facility amendment.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Condensed Consolidated Balance Sheets in either “Other current assets” or “Current portion of lease liabilities and other current liabilities” and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices for identical assets or liabilities in active markets.

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2022 and June 30, 2023. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and six months ended June 30, 2022 and three and six months ended June 30, 2023, losses resulting from changes in fair value were not material.

Revenues

The Company primarily recognizes revenue from the sale of EVs. The Company’s contract liabilities are primarily related to payments collected prior to delivery of the EV, generally satisfied within one quarter or less, and over-the-air (“OTA”) vehicle software updates, generally satisfied over the estimated useful life of the EV. The Company’s contract liabilities were not material as of December 31, 2022. As of June 30, 2023 the Company’s contract liabilities were $156 million, with $78 million recorded in “Current portion of lease liabilities and other current liabilities” and $78 million recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Product Warranty

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	June 30, 2023
Current portion of lease liabilities and other current liabilities	$30	$46
Other non-current liabilities	70	136
Total warranty reserve	$100	$182

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, short-term investments, customer deposits, derivative instruments, and debt. The Company is exposed to credit risk on cash to the extent that a balance with a financial institution exceeds the Federal Deposit Insurance Company insurance limits. The Company is exposed to credit risk on cash equivalents and short-term investments to the extent that counterparties are unable to settle maturities or sales of investments and on customer deposits to the extent that counterparties are unable to complete the corresponding purchase transaction. The Company is exposed to credit risk on derivative instruments to the extent that counterparties are unable to settle derivative asset positions and on debt to the extent that the ABL Facility lenders are not able to extend credit. The degree of counterparty credit risk varies based on many factors, including the duration of the transaction and the contractual terms of the agreement.

As of December 31, 2022 and June 30, 2023, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, and customer deposits. As of December 31, 2022 and June 30, 2023, the counterparties to the Company’s derivative instruments and the ABL Facility lenders are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single source providers of input materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary input materials or product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact the Company’s business.

3. INVENTORY AND INVENTORY VALUATION

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	June 30, 2023
Raw materials and work in progress	$949	$1,465
Finished goods	399	696
Total inventory	$1,348	$2,161

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The balance of the Company’s inventory was written down by $582 million and $379 million from its cost to its net realizable value as of December 31, 2022 and June 30, 2023, respectively. Additionally, the Company has LCNRV losses related to firm purchase commitments which were $338 million and $179 million as of December 31, 2022 and June 30, 2023, respectively, and are reflected in the inventory component of “Accrued liabilities” on the Condensed Consolidated Balance Sheets. Refer to Note 6 "Accrued Liabilities" for more information about Accrued liabilities.

The Company recorded a $301 million and $220 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of June 30, 2022 and June 30, 2023, respectively, in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	June 30, 2023
Land, buildings, and building improvements	$636	$787
Leasehold improvements	297	356
Machinery, equipment, vehicles, and office furniture	2,456	2,723
Computer equipment, hardware, and software	409	464
Construction in progress	843	817
Total property, plant, and equipment	4,641	5,147
Accumulated depreciation and amortization	(883)	(1,286)
Total property, plant, and equipment, net	$3,758	$3,861

Depreciation and amortization expense was $161 million and $219 million for the three months ended June 30, 2022 and 2023, respectively, and $279 million and $403 million for the six months ended June 30, 2022 and 2023, respectively.

5. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2022		June 30, 2023
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	11.3%	$1,250	11.5%
2029 Green Convertible Notes	2029	—	—	1,500	4.9%
Total long-term debt		1,250		2,750
Less unamortized discount and debt issuance costs		(19)		(32)
Long-term debt, less unamortized discount and debt issuance costs		1,231		2,718
Less current portion		—		—
Total long-term debt, less current portion		$1,231		$2,718

ABL Facility

In May 2021, the Company entered into an ABL Facility with a syndicate of banks that may be used for general corporate purposes. Availability under the ABL Facility was based on the lesser of the borrowing base and the committed $750 million cap and was reduced by borrowings and the issuance of letters of credit.

In April 2023, the Company amended and restated the credit agreement governing the ABL Facility. The revolving commitment doubled to $1,500 million, the letter of credit sub-limit increased from $500 million to $1,000 million, the eligibility of assets in the borrowing base expanded, all of the restricted cash associated with the ABL Facility was released, the interest rate benchmark was modified to the Secured Overnight Financing Rate plus 0.10% credit spread adjustment, the commitment fee was adjusted to between 0.20% and 0.25%, and the maturity was extended to April 19, 2028 (unless due earlier pending the maturity of certain debt exceeding $200 million).

As of June 30, 2023, the Company had no borrowings under the ABL Facility and $385 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,115 million after giving effect to the borrowing base and the outstanding letters of credit. As of June 30, 2023, the Company was in compliance with all covenants required by the ABL Facility.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of June 30, 2023, the interest rate payable on the 2026 Notes was 11.0%, and the Company was in compliance with all covenants required by the 2026 Notes.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2022 and June 30, 2023, the fair value of the 2026 Notes was $1,216 million and $1,222 million, respectively.

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated March 10, 2023, between the Company and U.S. Bank Trust Company, National Association. The Company intends to allocate the net proceeds from the offering to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s newly established green financing framework. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

Before December 15, 2028, the 2029 Green Convertible Notes are convertible at the option of the noteholders only upon the occurrence of certain events, as described in the Indenture. From and after December 15, 2028, the 2029 Green Convertible Notes are convertible at any time at the noteholders’ election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. The initial conversion rate is 49.6771 shares of common stock per $1,000 principal amount of 2029 Green Convertible Notes, which represents an initial conversion price of approximately $20.13 per share of the Company’s Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of June 30, 2023, the fair value of the 2029 Green Convertible Notes was $1,651 million.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	June 30, 2023
Inventory	$367	$221
Capital expenditures	265	234
Payroll and related costs	259	220
Other products and services	169	153
Other	94	115
Total accrued liabilities	$1,154	$943

7. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and six months ended June 30, 2022 and 2023. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

8. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employee directors, and consultants.

The following table summarizes the Company’s stock option and restricted stock unit activity during the six months ended June 30, 2023:

	Stock Options				RSUs
	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	61	$12.98			37	$38.72
Granted	1	12.92			52	13.90
Exercised / Vested	(1)	4.28			(16)	26.26
Forfeited / Cancelled	—	—			(5)	36.65
Outstanding at June 30, 2023	61	$13.18	6.4	$387	68	$22.58
Vested and expected to vest at June 30, 2023	61	$13.18	6.4	$387	68	$22.58
Exercisable at June 30 2023	30	$5.13	5.3	$354	—	$—

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Cost of revenues	$13	$23	$23	$41
Research and development	115	72	253	156
Selling, general, and administrative	114	86	283	167
Total stock-based compensation expense	$242	$181	$559	$364

As of June 30, 2023, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,502 million, which is expected to be recognized over a weighted-average period of 5.6 years and 2.0 years for stock options and RSUs outstanding, respectively.

9. RELATED PARTY TRANSACTIONS

Revenues

The Company recorded $242 million and $314 million in revenues from Amazon.com, Inc. and its affiliates (“Amazon”) for the three and six months ended June 30, 2023, respectively, within “Revenues” in the Condensed Consolidated Statements of Operations, primarily related to the sale of Electric Delivery Vans (“EDVs”). As of December 31, 2022 and June 30, 2023, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $60 million and $219 million, respectively.

Operating Expenses

The Company obtained prototyping, engineering, and other research and development (“R&D”) services from a wholly-owned subsidiary of Ford Motor Company (“Ford”), a related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests until May 2022. The related expense was recognized in “Research and development” in the Condensed Consolidated Statement of Operations during 2022, until Ford was no longer a related party, and was not material.

The Company obtains data services, including hosting, storage, and compute from Amazon. During the three and six months ended June 30, 2022 and 2023, expenses related to these services were not material. As of December 31, 2022 and June 30, 2023, the unpaid amounts related to these services were not material.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company is involved in legal proceedings and evaluates other loss contingencies, primarily related to supplier contract and employment matters, which may result in obligations of the Company. While it is not possible to predict the outcome of these matters with certainty, the Company has estimated a reasonable range of its aggregate unsettled obligation based on possible outcomes. The liability recorded to reflect the Company’s estimated obligation is within this range, and both the range and the estimated liability are not material as of December 31, 2022 and June 30, 2023. The estimated liability is not reduced by expected recoveries from third parties, and the majority of the matters reflected in the estimated liability are expected to be resolved within the next 12 months.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unconditional Purchase Obligations

In May 2023, the Company amended the data services agreement with Amazon which included unrecognized commitments that require the future purchase of services (an “unconditional purchase obligation”). Future payments under this unconditional purchase obligation are as follows (in millions):

Future Payments
2023	$42
2024	62
2025	65
2026	69
2027	72
2028	22
Total	$332

11. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2022 and June 30, 2023, 918 million and 938 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2022 and June 30, 2023, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2022 and June 30, 2023, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the 2029 Green Convertible Notes, stock options, unvested RSUs, shares underlying the Company’s ESPP, other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the 2029 Green Convertible Notes, stock options with a market condition, and other stock-based awards. The following table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three and Six Months Ended June 30,
	2022	2023
2029 Green Convertible Notes	—	75
Stock warrants	12	12
Stock options	63	61
RSUs, ESPP, and other stock-based awards	41	74
Total	116	222

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows ((in millions), except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator
Net loss attributable to Rivian	$(1,712)	$(1,195)	$(3,305)	$(2,544)
Net loss attributable to common stockholders, basic and diluted	$(1,712)	$(1,195)	$(3,305)	$(2,544)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	908	942	904	937
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	908	942	904	937

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.89)	$(1.27)	$(3.66)	$(2.72)

12. FAIR VALUE MEASUREMENTS

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2022		June 30, 2023
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$2,604		$1,250
Money market funds	1	7,147	1	7,096
Commercial paper	1	845	2	367
United States Treasury securities	1	822	1	547
Certificates of deposit	1	150	2	—
Total		$11,568		$9,260

Short-term investments:
United States Treasury securities		$—	1	$542
Time deposits		—	2	400
Total		$—		$942

Total cash and cash equivalents and short-term investments		$11,568		$10,202

As of December 31, 2022 and June 30, 2023, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 5 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

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

During the six months ended June 30, 2023, we produced 23,387 vehicles and delivered 20,586 vehicles.

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

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We are in the very early stages of growth in our existing markets, and we expect to substantially raise brand awareness by connecting directly with our community through engaging content, rich digital and physical experiences, and immersive events. We anticipate that these activities will lead to additional preorders and deliveries, and, as a result, increase our base of Rivian customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results.

•Ability to Manage Costs. In line with our current pricing strategy, selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle stack. Achieving these reductions requires, among other things, scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, and management of our labor costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”), and charging accessibility will be critical for supporting growth. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale these elements, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy. We offer a variety of services, including financing and insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenue outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenue and our long-term financial performance will depend in part on our ability to drive adoption of these offerings.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. For example, the global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across the automotive industry, and has impacted our operations and financial performance, along with those of many automotive suppliers and manufacturers that incorporate semiconductors into their products. Over the prior year, there was some softening in the cost of key metals, including steel, copper, resin, aluminum, and cobalt. Even though prices for lithium and other battery metals have seen recent sustained decreases from peak levels, prices are expected to remain volatile for the foreseeable future. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near future. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

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

•Ability to Maintain Our Culture, Attract and Retain Talent, and Scale Our Team. We believe our culture has been a key contributor to the positive response from our customers, and our mission promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively pursue our objectives. If we are unable to retain or hire key personnel, our business and competitive position may be harmed, resulting in an adverse impact to our prospects, financial condition, results of operations, and cash flows.

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

•Inflation. The United States economy has experienced inflation in various market segments. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented (in millions). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Revenues	$364	$1,121	$459	$1,782
Cost of revenues	1,068	1,533	1,665	2,729
Gross profit	(704)	(412)	(1,206)	(947)
Operating expenses
Research and development	543	444	1,090	940
Selling, general, and administrative	461	429	991	831
Total operating expenses	1,004	873	2,081	1,771
Loss from operations	(1,708)	(1,285)	(3,287)	(2,718)
Interest income	22	141	25	265
Interest expense	(24)	(54)	(46)	(92)
Other income, net	1	3	6	2
Loss before income taxes	(1,709)	(1,195)	(3,302)	(2,543)
Provision for income taxes	(3)	—	(3)	(1)
Net loss	$(1,712)	$(1,195)	$(3,305)	$(2,544)

Comparison of the Three and Six Months Ended June 30, 2022 and 2023

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Revenues	$364	$1,121	$757	208%	$459	$1,782	$1,323	288%

For the three and six months ended June 30, 2023, we recognized revenues of $1,121 million, and $1,782 million, respectively, including $34 million from sales of regulatory environmental credits.

Revenues increased compared to the three and six months ended June 30, 2022, primarily due to an increase in deliveries of 8,173 and 14,892 vehicles during the three and six months ended June 30, 2023, respectively.

Cost of revenues and gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Cost of revenues	$1,068	$1,533	$465	44%	$1,665	$2,729	$1,064	64%
Gross profit	$(704)	$(412)	$292	41%	$(1,206)	$(947)	$259	21%

For the three months ended June 30, 2023, we incurred cost of revenues of $1,533 million, including $160 million of depreciation and amortization expense. Cost of revenues increased compared to the three months ended June 30, 2022, primarily due to higher production and deliveries of 9,591 and 8,173 vehicles, respectively.

For the six months ended June 30, 2023, we incurred cost of revenues of $2,729 million, including $290 million of depreciation and amortization expense. Cost of revenues increased compared to the six months ended June 30, 2022, primarily due to higher production and deliveries of 16,433 and 14,892 vehicles, respectively, partially offset by a decrease in charges to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments from $301 million to $220 million. We expect the size of LCNRV write-downs and losses on firm purchase commitments to decrease over time, which we expect will have the effect of decreasing our cost of revenues per vehicle.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and includes multiple clean energy incentives, including an incentive related to battery component production. For the three and six months ended June 30, 2023, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business, financial condition, and cash flows as additional regulatory guidance is issued.

Negative gross profit decreased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to reductions in materials costs and conversion costs (i.e., labor, depreciation, and overhead) on a per unit basis and increased average selling prices. As we continue ramping production lines designed for higher volumes, we have experienced, and will continue to experience negative gross profit as conversion costs are allocated across volumes lower than total capacity. However, we expect negative gross profit to continue improving on a per-vehicle basis as we increase overall production levels, implement new in-vehicle technologies, increase average selling prices, and achieve commercial cost savings on material costs.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Research and development	$543	$444	$(99)	(18)%	$1,090	$940	$(150)	(14)%

For the three months ended June 30, 2023, we incurred R&D expenses of $444 million, including $36 million of depreciation and amortization expense. R&D expenses decreased compared to the three months ended June 30, 2022, primarily due to a

$94 million decrease in payroll and related expenses, including stock-based compensation, resulting from decreases in headcount and expense for awards granted prior to the initial public offering (“IPO”) with accelerated expense recognition due to the IPO as a performance condition.

For the six months ended June 30, 2023, we incurred R&D expenses of $940 million, including $69 million of depreciation and amortization expense. R&D expenses decreased compared to the six months ended June 30, 2022, primarily due to a $167 million decrease in payroll and related expenses, including stock-based compensation, resulting from decreases in headcount and expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition, partially offset by a $34 million increase in depreciation and amortization expense resulting from higher amounts of property, plant and equipment in service.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as further vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Selling, general, and administrative	$461	$429	$(32)	(7)%	$991	$831	$(160)	(16)%

For the three months ended June 30, 2023, we incurred SG&A expenses of $429 million, including $27 million of depreciation and amortization expense. SG&A expenses decreased compared to three months ended June 30, 2022, primarily due to a $28 million decrease in stock-based compensation expense resulting from certain decreases in headcount and expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition.

For the six months ended June 30, 2023, we incurred SG&A expenses of $831 million, including $52 million of depreciation and amortization expense. SG&A expenses decreased compared to the six months ended June 30, 2022, primarily due to a $142 million decrease in payroll and related expenses, including stock-based compensation, resulting from certain decreases in headcount and expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition.

We plan to make continued investments in our facilities, commercial operations, and technology for our future operations.

Other (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Interest income	$22	$141	$119	541%	$25	$265	$240	960%
Interest expense	$(24)	$(54)	$(30)	(125)%	$(46)	$(92)	$(46)	(100)%
Other income, net	$1	$3	$2	200%	$6	$2	$(4)	(67)%

Interest income increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to higher interest rates.

Interest expense increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to higher interest rates and the issuance of the 2029 Green Convertible Notes. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.

Provision for income taxes

As of June 30, 2022 and 2023, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$11,568	$9,260
Short-term investments	$—	$942
Availability under ABL Facility	$343	$1,115
Total liquidity	$11,911	$11,317

In March 2023, we issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated March 10, 2023, between us and U.S. Bank Trust Company, National Association. We intend to allocate the net proceeds from the offering to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in our newly established green financing framework. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.

In April 2023, we amended and restated the credit agreement governing the ABL Facility and released all the restricted cash associated with the ABL Facility. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information about the ABL Facility amendment.

We have generated significant losses from operations, as reflected in our accumulated deficit of $13,126 million and $15,670 million as of December 31, 2022 and June 30, 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, and our service network.

We do not have any material commitments related to these ongoing investments that we cannot cancel without a significant penalty. As of December 31, 2022 and June 30, 2023, our known commitments are disclosed in Note 4 “Inventory and Inventory Valuation”, Note 6 "Leases", Note 7 “Debt”, and Note 13 "Commitments and Contingencies" to the consolidated financial statements in our Form 10-K and Note 3 “Inventory and Inventory Valuation", Note 5 “Debt”, and Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

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

Cash Flows

	Six Months Ended June 30,
(in millions)	2022	2023
Net cash used in operating activities	$(2,238)	$(2,882)
Net cash used in investing activities	$(777)	$(1,476)
Net cash provided by financing activities	$56	$1,517

Operating Activities
Net cash used in operating activities increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by higher build up of inventory levels to support our increasing production levels.

Investing Activities

Net cash used in investing activities increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the purchase of short-term investments, partially offset by a reduction in equipment and construction spend as compared to the earlier stages of our production ramp at our Normal Factory in the prior year. During the six months ended June 30, 2023, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was primarily driven by proceeds from the issuance of the 2029 Green Convertible Notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenue, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2022 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the six months ended June 30, 2023, we issued $1,500 million principal amount of 2029 Green Convertible Notes. As the 2029 Green Convertible Notes have a fixed annual interest rate, we have no interest expense exposure associated with changes in interest rates; however, the fair value of the 2029 Green Convertible Notes is impacted as interest rates change. The fair value of the 2029 Green Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, their fair value is subject to market risk due to the conversion feature and can be affected when the market price of our Class A common stock fluctuates. Their fair value will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. As we carry the 2029 Green Convertible Notes at face value less unamortized discount on our condensed consolidated balance sheet, any fair value fluctuations are presented for required disclosure purposes only but do not impact our financial position, cash flows, or results of operations. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.

During the six months ended June 30, 2023, we made short-term investments in United States Treasury securities and time deposits with maturities over three and up to twelve months. We do not enter into investments for trading or speculative purposes. However, some of our investments are exposed to market risk due to fluctuations in interest rates which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on its fair market value. See Note 12 "Fair Value Measurements" to our condensed consolidated financial statements included in this Form 10-Q for more information on our short-term investments.
There were no other material changes in our exposure to market risk as a result of our financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. A variety of ongoing procedures are conducted, under the supervision and with the participation of the Company’s management, including the CEO and CFO, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023 due to the material weaknesses in the Company’s internal control over financial reporting, described below.

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

Our management has concluded that these material weaknesses still exist as of June 30, 2023.

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

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were identified in 2021. While the Company has improved its organizational capabilities, the material weaknesses remain un-remediated as of June 30, 2023, and the Company’s remediation efforts will continue to take place in 2023.

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
•designed, developed, and deployed an enhanced ITGC framework, including the implementation of a number of systems and tools to enable the effectiveness and consistent execution of these controls; and
•hired critical leadership roles with public company and internal control experience responsible for designing, implementing, and monitoring our ITGCs, including the Chief Information Officer, Chief Operations Officer, Vice President Corporate Controller, and Head of SOX Compliance.

During the six months ended June 30, 2023, management completed the following remedial actions:
•further refined remediation plans for all known ITGC, user access, and segregation of duties deficiencies;
•continued execution and completion of certain elements of those remediation plans, including removing excessive access, implementation of additional automation in provisioning and deprovisioning controls and monitoring of user access, and enhancing monitoring of the execution of our ITGC; and
•continued hiring of critical resources to drive our remediation efforts, including the Vice President of Global Financial Systems and Sustainability Technology, Vice President of Internal Controls and Compliance, and Chief Information Security Officer.

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
◦enhancing monitoring processes to drive improved execution of ITGCs, including assessing the impact of business and technology changes for the continued alignment with financial reporting needs; and
•continuing to expand our resources with the expertise, technical knowledge, and structure to implement, monitor, and maintain ITGCs, with a focus on user access and segregation of duties controls.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023 and on March 16, 2023 defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023.

•On July 8, 2022, the State of Georgia filed a petition with the Morgan County (Georgia) Superior Court to validate $15 billion in revenue bonds that would establish the financing structure that is necessary for the provision of certain incentives for Rivian’s planned manufacturing site in Georgia. In its petition, the State claimed that the bonds were authorized under the laws of the State of Georgia and the procedural and substantive requirements for bond validation had been met, and as such, the State sought bond validation. The Court denied the petition by Order dated September 29, 2022. The State filed a Notice of Appeal on October 28, 2022 and the Court of Appeals issued its opinion on April 28, 2023, affirming in part and reversing in part the Superior Court’s Order. Appellee Intervenors filed a Petition for Certiorari, which was denied by the Supreme Court of Georgia on July 13, 2023.

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On August 2, 2023, the court granted the motion to intervene in this suit filed by the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. The State of Georgia has moved to dismiss or transfer this suit. Although Rivian Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned manufacturing plant in Georgia. On April 21, 2023 another lawsuit was filed related to the property where Rivian Horizon’s planned manufacturing plant is to be located. Jenkins v. Rivian Automotive, LLC, et al., Case No. 23-cv-00047-CDL (M.D. Ga.) includes claims for alleged violations of the Clean Water Act, negligence/negligence per se, and trespass/nuisance and seeks civil penalties, damages, injunctive relief, punitive damages, and attorneys’ fees and costs. An amended complaint was filed on July 5, 2023, and on July 13, 2023 defendants filed motions to dismiss the amended complaint. We believe the claims against Rivian are meritless and intend to vigorously defend against this lawsuit.

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

We have incurred net losses since our inception, including net losses of $3,305 million for the six months ended June 30, 2022 and $2,544 million for the six months ended June 30, 2023. Our costs will continue to be significant in the foreseeable future as we grow our go-to-market operations and sales of our vehicles, scale our operations, identify and commit resources to consider and address new areas of demand, including new geographies, and incur costs from operating as a public company. These expenditures include production costs, such as raw materials, labor and logistics costs, research and development investments and expenses, sales and distribution expenses, costs in connection with expanding our charging networks, and general and administrative expenses, and our level of expenditures will be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development and commercial production and acceptance of our vehicles and services, our ability to maintain strong demand and average selling prices for our vehicles, as well as our capability to manufacture our vehicle portfolio efficiently and estimate and effectively manage both our operating expenditures and our capital expenditures. If we are unable to efficiently manage our costs, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

We expect that we will need to seek additional equity or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include general conditions in the global economy and financial markets, which continue to experience volatility and disruptions due to inflation and interest rate changes, investor and customer acceptance of our business model, and market confidence in our ability to execute against our business plans. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. Any additional indebtedness we incur would result in increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, and the sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as projected. This could mean that we would be forced to curtail or discontinue our operations, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven, and we have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to operational and supply chain challenges in addition to other related factors. In addition, the cascading impacts of the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine impacted our business and operations from facility construction to equipment installation and vehicle component supply. Any further delay in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause liquidity constraints.

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
•other delays, new technology introductions, backlog in manufacturing and research and development of new models, and cost overruns;
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

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material and component costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. For example, due to the global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine, and the current inflationary environment, the cost of raw materials and components required to produce our vehicles rose considerably, and we increased, and may need to continue to increase, the prices of our vehicles in response to these and future cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, impacts from COVID-19, including associated variants, and the ongoing military conflict between Russia and the Ukraine, caused disruptions to and delays in our operations. These include shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays resulted in higher costs. Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays and subject us to costly litigation surrounding the component. In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases. we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could increase our costs and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our vehicles. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there has been a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

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

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, resulted in a severe global shortage of chips in 2021, which continued in 2022 and has continued to a lesser extent in 2023, in part as a consequence of the COVID-19 pandemic and the ongoing military conflict between Russia and the Ukraine. As a result, our ability to source semiconductor chips used in our vehicles was adversely affected. This shortage resulted, and in some cases will likely continue to result, in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent we experience a semiconductor chip shortage, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we expect to incur additional costs and expenses in managing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, delays in production and shipment of vehicles due to a shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.

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

In the near-term, we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon.com, Inc. and its affiliates (“Amazon”) is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 15.9% of our voting power as of June 30, 2023.

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

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we are competing for sales with both EV manufacturers and traditional automotive companies, including those who have or have announced consumer and commercial vehicles that may be directly competitive to ours. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the significant volatility in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. Under the EDV Agreement, we have granted Amazon certain exclusivity and first refusal rights which will initially restrict our ability to contract with other commercial customers. See “—We expect that a significant portion of our near-term revenue will be from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.” In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and total cost of ownership (“TCO”), and manufacturing scale and efficiency. The EV sector has recently experienced increasing price competition due in part to general economic conditions, including a rise in interest rates for vehicle loans. Several of our competitors have announced changes in pricing strategy, including vehicle price reductions, which may result in downward price pressure. We may not have the financial resources of some of our competitors to allow us to adjust pricing strategies, which may result in lower vehicle unit sales and increased inventory, a loss of customers and a loss in future market share, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

To date, we have little sustained experience servicing or repairing our vehicles in the field or providing financing or insurance services for our vehicles. Such lack of sustained experience as well as our lack of significant, relevant user data relating to these new offerings may make it more difficult for us to anticipate user demand and preferences. We may misjudge user demand and the potential profitability of a new product or service.

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

•attracting and retaining skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future;
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

Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. In June 2023, we announced the adoption of the North American Charging Standard (“NACS”) and planned incorporation of NACS charge ports and access to Tesla’s Supercharger network. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, reliability, safety, or security, any delays in implementation of NACS charge ports and access, or any limitation or cancellation of our customers’ access to any third-party charging network, could impact the demand for our EVs. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

We have limited experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we plan to keep core areas of vehicle service internal over time, we continue to partner strategically with third parties to enable nationwide coverage of certain important services to our customers, such as emergency roadside and off-road assistance, third party collision repair support, and tire distribution needs. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and rely upon mobile service vehicles with technicians to provide service to our customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our vehicles’ real-world reliability and service requirements.

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
•perceptions about and the actual cost of alternative energy, including the capacity and reliability of the electric grid;
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

In addition, we earn tradable credits in the operation of our business under various regulations related to zero-emission vehicle (“ZEVs”), greenhouse gas (“GHG”), fuel economy, renewable energy and clean fuel. For example, the Federal Corporate Average Fuel Economy (“CAFE”), GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn GHG, CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We have contracted to sell and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time.

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

Our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected by the risks related to health epidemics, pandemics, and other outbreaks.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the COVID-19 pandemic. For example, the impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, created significant volatility starting in early 2020 in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and led to a global decrease in vehicle sales in markets around the world.

Epidemics, pandemics, and other outbreaks could result in government authorities implementing numerous measures to try to contain such outbreaks, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have in the past adversely impacted our employees and operations and the operations of our customers, suppliers, vendors and business partners, resulted in delays and shortages of certain parts and materials necessary for the production of our vehicles, and negatively impacted our manufacturing plans, sales and marketing activities, business, prospects, financial condition, results of operations, and cash flows. In addition, if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with an epidemic, pandemic, or other outbreak, or if government authorities institute measures such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, our operations will be adversely impacted.

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

As of June 30, 2023, our total principal amount of outstanding indebtedness was $2,750 million. As of June 30, 2023, we had no borrowings under our senior secured asset-based revolving credit facility (“ABL Facility”) and $385 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 52.4% of the voting power of our outstanding capital stock and are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 8.9% of the voting power of our outstanding capital stock but 2.3% of the total shares of common stock outstanding.

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

We and all of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of June 30, 2023, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 135 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants and any such sales could adversely affect the market price of our Class A common stock.

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

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters and the acute physical effects of climate change, which may include more frequent or severe storms, hurricanes, floods, droughts and wildfires, and other similar events. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, and in certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, including due to climate change, a health epidemic, pandemic or similar outbreak, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

Our business and results of operations may be subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, sustained inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty, including in connection with tariffs or trade laws. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires, public health crises, political crises, such as terrorist attacks, war or other political instability or other unexpected events, and such events could also disrupt our operations, internet or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel preorders.

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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses previously identified pertained to controls to address access and segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. During the preparation of our financial statements for fiscal year 2022, we concluded that the material weaknesses previously identified had not been remediated as of December 31, 2022 and they continued to exist as of June 30, 2023 as disclosed in Part I, Item 4 "Controls and Procedures".

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

On June 14, 2023, Claire McDonough, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 279,936 shares of the Company’s Class A common stock. Ms. McDonough’s Rule 10b5-1 trading arrangement is scheduled to expire no later than August 20, 2024. Except for the foregoing, during the three months ended June 30, 2023, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
10.1‡	Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-41042	10.1	4/19/2023
10.2	Non-Employee Director Compensation Program (effective April 1, 2023)					*
10.3	Form of Performance Stock Unit Award Agreement under the Rivian Automotive, Inc. 2021 Incentive Award Plan					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: August 8, 2023		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: August 8, 2023		(Principal Financial Officer)