Form 10-Q
period 2023-09-30
Rivian Automotive, Inc. / DE
filed 2023-11-07
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 24, 2023, 949,892,592 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, intended use of proceeds from the 2029 Green Convertible Notes (as defined herein) and 2030 Green Convertible Notes (as defined herein), and our objectives for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 12)	$11,568	$7,941
Short-term investments (Note 12)	—	1,192
Accounts receivable, net	102	237
Inventory (Note 3)	1,348	2,530
Other current assets	112	186
Total current assets	13,130	12,086
Property, plant, and equipment, net (Note 4)	3,758	3,810
Operating lease assets, net	330	345
Other non-current assets	658	215
Total assets	$17,876	$16,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$1,134
Accrued liabilities (Note 6)	1,154	1,116
Current portion of lease liabilities and other current liabilities	270	374
Total current liabilities	2,424	2,624
Long-term debt (Note 5)	1,231	2,720
Non-current lease liabilities	311	319
Other non-current liabilities	111	241
Total liabilities	4,077	5,904
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and September 30, 2023	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 926 and 956 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively (Note 11)	1	1
Additional paid-in capital	26,926	27,590
Accumulated deficit	(13,126)	(17,037)
Accumulated other comprehensive loss	(2)	(2)
Total stockholders' equity	13,799	10,552
Total liabilities and stockholders' equity	$17,876	$16,456

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenues (Note 2)	$536	$1,337	$995	$3,119
Cost of revenues	1,453	1,814	3,118	4,543
Gross profit	(917)	(477)	(2,123)	(1,424)
Operating expenses
Research and development	452	529	1,542	1,469
Selling, general, and administrative	405	434	1,396	1,265
Total operating expenses	857	963	2,938	2,734
Loss from operations	(1,774)	(1,440)	(5,061)	(4,158)
Interest income	69	126	94	391
Interest expense (Note 5)	(24)	(55)	(70)	(147)
Other income, net	6	2	12	4
Loss before income taxes	(1,723)	(1,367)	(5,025)	(3,910)
Provision for income taxes	(1)	—	(4)	(1)
Net loss	$(1,724)	$(1,367)	$(5,029)	$(3,911)
Net loss attributable to common stockholders, basic and diluted	$(1,724)	$(1,367)	$(5,029)	$(3,911)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 11)	$(1.88)	$(1.44)	$(5.53)	$(4.15)
Weighted-average common shares outstanding, basic and diluted	918	952	909	942

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(1,724)	$(1,367)	$(5,029)	$(3,911)
Other comprehensive loss	(3)	(2)	(4)	—
Comprehensive loss	$(1,727)	$(1,369)	$(5,033)	$(3,911)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
BALANCE - December 31, 2021	900	$1	$25,887	$(6,374)	$—	$19,514
Capital stock issuance	1	—	1	—	—	1
Stock-based compensation	—	—	338	—	—	338
Net loss	—	—	—	(1,593)	—	(1,593)
BALANCE - March 31, 2022	901	1	26,226	(7,967)	—	18,260
Capital stock issuance including employee stock purchase plan	15	—	57	—	—	57
Stock-based compensation	—	—	264	—	—	264
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,712)	—	(1,712)
BALANCE - June 30, 2022	916	1	26,547	(9,679)	(1)	16,868
Capital stock issuance	5	—	7	—	—	7
Stock-based compensation	—	—	189	—	—	189
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(1,724)	—	(1,724)
BALANCE - September 30, 2022	921	$1	$26,743	$(11,403)	$(4)	$15,337

BALANCE - December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$13,799
Capital stock issuance	13	—	5	—	—	5
Stock-based compensation	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,349)	—	(1,349)
BALANCE - March 31, 2023	939	1	27,217	(14,475)	(1)	12,742
Capital stock issuance including employee stock purchase plan	7	—	34	—	—	34
Stock-based compensation	—	—	132	—	—	132
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,195)	—	(1,195)
BALANCE - June 30, 2023	946	1	27,383	(15,670)	—	11,714
Capital stock issuance	10	—	2	—	—	2
Stock-based compensation	—	—	205	—	—	205
Other comprehensive loss	—	—	—	—	(2)	(2)
Net loss	—	—	—	(1,367)	—	(1,367)
BALANCE - September 30, 2023	956	$1	$27,590	$(17,037)	$(2)	$10,552

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(5,029)	$(3,911)
Depreciation and amortization	453	667
Stock-based compensation expense	852	606
Inventory LCNRV charge and losses on firm purchase commitments	696	114
Other non-cash activities	87	46
Changes in operating assets and liabilities:
Accounts receivable, net	(82)	(135)
Inventory	(1,203)	(1,471)
Other current assets	1	(62)
Other non-current assets	(14)	(67)
Accounts payable and accrued liabilities	479	220
Other current liabilities	97	94
Other non-current liabilities	57	140
Net cash used in operating activities	(3,606)	(3,759)

Cash flows from investing activities:
Purchase of short-term investments	—	(1,405)
Maturities of short-term investments	—	225
Capital expenditures	(1,075)	(728)
Net cash used in investing activities	(1,075)	(1,908)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	65	39
Proceeds from issuance of convertible notes	—	1,485
Other financing activities	(3)	(15)
Net cash provided by financing activities	62	1,509

Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net change in cash	(4,623)	(4,158)
Cash, cash equivalents, and restricted cash—Beginning of period	18,423	12,099
Cash, cash equivalents, and restricted cash—End of period	$13,800	$7,941

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$374	$390
Capital stock issued to settle bonuses	$—	$137
Right-of-use assets obtained in exchange for operating lease liabilities	$104	$66

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash in banks and highly liquid investments with maturities of three months or less. Short-term investments are available-for-sale debt securities with maturities over three and up to twelve months recorded in “Short-term investments” on the Condensed Consolidated Balance Sheets. The Company’s Short-term investments are measured at fair value with unrealized gains and losses recorded in other comprehensive income on the Condensed Consolidated Statements of Comprehensive Loss with reclassification to net income upon maturity or sale of the security.

“Cash and cash equivalents” were $11,568 million and $7,941 million, and “Short-term investments” were $0 million and $1,192 million as of December 31, 2022 and September 30, 2023, respectively, on the Condensed Consolidated Balance Sheets. “Cash and cash equivalents” and “Short-term investments” together were $11,568 million and $9,133 million as of December 31, 2022 and September 30, 2023, respectively. Refer to Note 12 “Fair Value Measurements” for more information about cash and cash equivalents and short-term investments.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Cash

Restricted cash is recorded in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets and was $531 million and $0 as of December 31, 2022 and September 30, 2023, respectively. Restricted cash primarily consisted of the balance of an account under the dominion and control of the administrative agent under the senior secured asset-based revolving credit facility (“ABL Facility”).

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2022 and September 30, 2023. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and nine months ended September 30, 2022 and 2023, losses resulting from changes in fair value were not material.

Revenues

The Company primarily recognizes revenue from the sale of EVs. The Company’s contract liabilities are primarily related to payments collected prior to delivery of the EV, generally satisfied within one quarter or less, over-the-air (“OTA”) vehicle software updates, generally satisfied over the estimated useful life of the EV, and extended service contracts, satisfied over the coverage period. The Company’s contract liabilities were not material as of December 31, 2022. As of September 30, 2023, the Company’s contract liabilities were $186 million, with $77 million recorded in “Current portion of lease liabilities and other current liabilities” and $109 million recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Product Warranty

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	September 30, 2023
Current portion of lease liabilities and other current liabilities	$30	$90
Other non-current liabilities	70	133
Total warranty reserve	$100	$223

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

As of December 31, 2022 and September 30, 2023, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, and customer deposits. As of December 31, 2022 and September 30, 2023, the counterparties to the Company’s derivative instruments and the ABL Facility lenders are financial institutions that the Company believes are of high credit quality.

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

3. INVENTORY AND INVENTORY VALUATION

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	September 30, 2023
Raw materials and work in progress	$949	$1,713
Finished goods	399	817
Total inventory	$1,348	$2,530

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The balance of the Company’s inventory was written down by $582 million and $292 million from its cost to its net realizable value as of December 31, 2022 and September 30, 2023, respectively. Additionally, the Company has LCNRV losses related to firm purchase commitments which were $338 million and $160 million as of December 31, 2022 and September 30, 2023, respectively, and are reflected in the inventory component of “Accrued liabilities” on the Condensed Consolidated Balance Sheets. Refer to Note 6 "Accrued Liabilities" for more information about Accrued liabilities.

The Company recorded a $696 million and $114 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of September 30, 2022 and September 30, 2023, respectively, in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	September 30, 2023
Land, buildings, and building improvements	$636	$827
Leasehold improvements	297	378
Machinery, equipment, vehicles, and office furniture	2,456	2,870
Computer equipment, hardware, and software	409	485
Construction in progress	843	788
Total property, plant, and equipment	4,641	5,348
Accumulated depreciation and amortization	(883)	(1,538)
Total property, plant, and equipment, net	$3,758	$3,810

Depreciation and amortization expense was $172 million and $252 million for the three months ended September 30, 2022 and 2023, respectively, and $451 million and $655 million for the nine months ended September 30, 2022 and 2023, respectively.

5. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2022		September 30, 2023
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	11.3%	$1,250	11.5%
2029 Green Convertible Notes	2029	—	—	1,500	4.9%
Total long-term debt		1,250		2,750
Less unamortized discount and debt issuance costs		(19)		(30)
Long-term debt, less unamortized discount and debt issuance costs		1,231		2,720
Less current portion		—		—
Total long-term debt, less current portion		$1,231		$2,720

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

As of September 30, 2023, the Company had no borrowings under the ABL Facility and $380 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,120 million after giving effect to the borrowing base and the outstanding letters of credit. As of September 30, 2023, the Company was in compliance with all covenants required by the ABL Facility.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of September 30, 2023, the interest rate payable on the 2026 Notes was 11.0%, and the Company was in compliance with all covenants required by the 2026 Notes.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2022 and September 30, 2023, the fair value of the 2026 Notes was $1,216 million and $1,263 million, respectively.

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture dated March 10, 2023, between the Company and U.S. Bank Trust Company, National Association. The Company intends to allocate the net proceeds from the offering to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s newly established green financing framework. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of September 30, 2023, the fair value of the 2029 Green Convertible Notes was $2,179 million.

2030 Green Convertible Notes

In October 2023, the Company issued $1,725 million principal amount of green convertible unsecured senior notes due October 2030 (the “2030 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers. The 2030 Green Convertible Notes accrue interest at a rate of 3.625%, payable semi-annually in arrears on April 15 and October 15. In connection with the issuance of the 2030 Green Convertible Notes, the Company paid $108 million to enter into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions to increase the effective conversion premium to approximately $31.06 per share.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2022	September 30, 2023
Inventory	$367	$250
Capital expenditures	265	275
Payroll and related costs	259	259
Other products and services	169	190
Other	94	142
Total accrued liabilities	$1,154	$1,116

7. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and nine months ended September 30, 2022 and 2023. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

8. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employee directors, and consultants.

The following table summarizes the Company’s stock option and restricted stock unit activity during the nine months ended September 30, 2023:

	Stock Options				RSUs
	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	61	$12.98			37	$38.72
Granted	3	$17.31			58	$14.86
Exercised / Vested	(2)	$4.45			(25)	$24.66
Forfeited / Cancelled	—	$—			(8)	$33.82
Outstanding at September 30, 2023	62	$13.42	6.2	$692	62	$22.61
Vested and expected to vest at September 30, 2023	62	$13.42	6.2	$692	62	$22.61
Exercisable at September 30, 2023	30	$5.35	5.1	$574	—	$—

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Cost of revenues	$25	$23	$48	$64
Research and development	133	133	386	289
Selling, general, and administrative	135	86	418	253
Total stock-based compensation expense	$293	$242	$852	$606

As of September 30, 2023, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,358 million, which is expected to be recognized over a weighted-average period of 5.5 years and 1.9 years for stock options and RSUs outstanding, respectively.

9. RELATED PARTY TRANSACTIONS

Revenues

The Company recorded $117 million and $401 million for the three months ended September 30, 2022 and 2023, respectively, and $133 million and $715 million for the nine months ended September 30, 2022 and 2023, respectively, in revenues from Amazon.com, Inc. and its affiliates (“Amazon”), within “Revenues” in the Condensed Consolidated Statements of Operations, primarily related to the sale of Electric Delivery Vans (“EDVs”). As of December 31, 2022 and September 30, 2023, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $60 million and $108 million, respectively. As of December 31, 2022 and September 30, 2023, contract liabilities related to these revenues, primarily related to extended service contracts, were not material. Refer to Note 2 "Summary of Significant Accounting Policies" for more information about revenue.

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

The Company obtains data services, including hosting, storage, and compute from Amazon. During the three and nine months ended September 30, 2022 and 2023, expenses related to these services were not material. As of December 31, 2022 and September 30, 2023, the unpaid amounts related to these services were not material.

Unconditional Purchase Obligations and Commitments

Refer to Note 10 "Commitments and Contingencies" for more information about unconditional purchase obligations with Amazon.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company is involved in legal proceedings and evaluates other loss contingencies, primarily related to supplier contract and employment matters, which may result in obligations of the Company. While it is not possible to predict the outcome of these matters with certainty, the Company has estimated a reasonable range of its aggregate unsettled obligation based on possible outcomes. The liability recorded to reflect the Company’s estimated obligation is within this range, and both the range and the estimated liability are not material as of December 31, 2022 and September 30, 2023. The estimated liability is

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
not reduced by expected recoveries from third parties, and the majority of the matters reflected in the estimated liability are expected to be resolved within the next 12 months.

Unconditional Purchase Obligations

In May 2023, the Company amended the data services agreement with Amazon which included unrecognized commitments that require the future purchase of services (an “unconditional purchase obligation”). Future payments under this unconditional purchase obligation are as follows (in millions):

Future Payments
2023	$28
2024	62
2025	65
2026	69
2027	72
2028	22
Total	$318

Refer to Note 9 "Related Party Transactions" for total amounts purchased under the data services agreement.

11. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2022 and September 30, 2023, 918 million and 948 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2022 and September 30, 2023, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2022 and September 30, 2023, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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

	Three and Nine Months Ended September 30,
	2022	2023
2029 Green Convertible Notes	—	75
Stock warrants	12	12
Stock options	63	62
RSUs, ESPP, and other stock-based awards	46	70
Total	121	219

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows ((in millions), except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator
Net loss attributable to Rivian	$(1,724)	$(1,367)	$(5,029)	$(3,911)
Net loss attributable to common stockholders, basic and diluted	$(1,724)	$(1,367)	$(5,029)	$(3,911)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	918	952	909	942
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	918	952	909	942

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.88)	$(1.44)	$(5.53)	$(4.15)

12. FAIR VALUE MEASUREMENTS

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2022		September 30, 2023
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$2,604		$1,115
Money market funds	1	7,147	1	6,066
Commercial paper	1	845	2	461
United States Treasury securities	1	822	1	299
Certificates of deposit	1	150	2	—
Total		$11,568		$7,941

Short-term investments:
United States Treasury securities		$—	1	$792
Time deposits		—	2	400
Total		$—		$1,192

Total cash and cash equivalents and short-term investments		$11,568		$9,133

As of December 31, 2022 and September 30, 2023, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

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

During the nine months ended September 30, 2023, we produced 39,691 vehicles and delivered 36,150 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part II, Item 1A “Risk Factors," that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV appear to resonate with customers based on positive responses to vehicles delivered and our order bank. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience.

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

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver the broadest combination of performance, utility, and capability, as well as services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we expect to experience planned manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In addition, any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments will require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. Over the prior year, there was some softening in the cost of key metals, including steel, copper, resin, aluminum, and cobalt. Even though prices for lithium and other battery metals have seen recent sustained decreases from peak levels, prices are expected to remain volatile for the foreseeable future. Given the current supply chain environment, we believe our production ramp and rate in our Normal Factory will be limited by supply chain factors in the near future. For example, we have received claims from our suppliers related to supplier contract changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 10 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information on supplier contingencies. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations. We believe we are well-positioned for international expansion with the vehicle segments in which we currently or expect to operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange.

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

•Inflation and Rising Interest Rates. The United States economy has experienced inflation in various market segments. In order to help slow inflation, the Federal Reserve Bank in the United States has raised interest rates rapidly and substantially in recent years, and it is expected that interest rates will remain elevated for longer than previously anticipated. This may result in vehicle financing becoming less affordable to customers, influence customers’ buying decisions to less expensive vehicles, or cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the backlog of preorders, or if we experience lower demand for our vehicles, we could experience an adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our consolidated results of operations and production and delivery volumes for the periods presented (in millions, except for production and delivery volumes). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenues	$536	$1,337	$995	$3,119
Cost of revenues	1,453	1,814	3,118	4,543
Gross profit	(917)	(477)	(2,123)	(1,424)
Operating expenses
Research and development	452	529	1,542	1,469
Selling, general, and administrative	405	434	1,396	1,265
Total operating expenses	857	963	2,938	2,734
Loss from operations	(1,774)	(1,440)	(5,061)	(4,158)
Interest income	69	126	94	391
Interest expense	(24)	(55)	(70)	(147)
Other income, net	6	2	12	4
Loss before income taxes	(1,723)	(1,367)	(5,025)	(3,910)
Provision for income taxes	(1)	—	(4)	(1)
Net loss	$(1,724)	$(1,367)	$(5,029)	$(3,911)

Production volume	7,363	16,304	14,317	39,691
Delivery volume	6,584	15,564	12,278	36,150

Comparison of the Three and Nine Months Ended September 30, 2022 and 2023

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except delivery volume)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Revenues	$536	$1,337	$801	149%	$995	$3,119	$2,124	213%

Delivery volume	6,584	15,564	8,980	136%	12,278	36,150	23,872	194%

For the three and nine months ended September 30, 2023, we recognized revenues of $1,337 million, and $3,119 million, respectively, including $34 million from sales of regulatory environmental credits in the nine months ended September 30, 2023.

Revenues increased compared to the three and nine months ended September 30, 2022, primarily due to an increase in deliveries of 8,980 and 23,872 vehicles during the three and nine months ended September 30, 2023, respectively.

Cost of revenues and gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except production and delivery volumes)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Cost of revenues	$1,453	$1,814	$361	25%	$3,118	$4,543	$1,425	46%
Gross profit	$(917)	$(477)	$440	48%	$(2,123)	$(1,424)	$699	33%

Delivery volume	6,584	15,564	8,980	136%	12,278	36,150	23,872	194%
Production volume	7,363	16,304	8,941	121%	14,317	39,691	25,374	177%

For the three months ended September 30, 2023, we incurred cost of revenues of $1,814 million, including $176 million of depreciation and amortization expense. Cost of revenues increased compared to the three months ended September 30, 2022, primarily due to an increase in production and deliveries of 8,941 and 8,980 vehicles, respectively and a $54 million increase in depreciation expense.

For the nine months ended September 30, 2023, we incurred cost of revenues of $4,543 million, including $466 million of depreciation and amortization expense. Cost of revenues increased compared to the nine months ended September 30, 2022, primarily due to an increase in production and deliveries of 25,374 and 23,872 vehicles, respectively, and a $137 million increase in depreciation expense partially offset by a decrease in charges to reflect the LCNRV of inventory and losses on firm purchase commitments from $696 million to $114 million. We expect the size of LCNRV write-downs and losses on firm purchase commitments to decrease over time, which we expect will have the effect of decreasing our cost of revenues per vehicle.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and includes multiple clean energy incentives, including an incentive related to battery component production. For the three and nine months ended September 30, 2023, the impact of the IRA on our results of operations was not material. We will continue to evaluate the expected future impact of the IRA on our business, financial condition, and cash flows as additional regulatory guidance is issued.

Negative gross profit decreased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to ramping production and reductions in materials costs and conversion costs (i.e., labor, depreciation, and overhead) on a per unit basis combined with increased average selling prices. As we continue ramping production lines designed for higher volumes, we have experienced, and will continue to experience, negative gross profit as conversion costs are allocated across volumes lower than total capacity. However, we expect negative gross profit to continue improving on a per-vehicle basis as we increase overall production levels, implement new in-vehicle technologies, increase average selling prices, and achieve commercial cost savings on material costs.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Research and development	$452	$529	$77	17%	$1,542	$1,469	$(73)	(5)%

For the three months ended September 30, 2023, we incurred R&D expenses of $529 million, including $50 million of depreciation and amortization expense. R&D expenses increased compared to the three months ended September 30, 2022, primarily due to a $52 million increase in engineering, design, and development costs and other related project costs for future technologies and a $19 million increase in depreciation and amortization expenses.

For the nine months ended September 30, 2023, we incurred R&D expenses of $1,469 million, including $119 million of depreciation and amortization expense. R&D expenses decreased compared to the nine months ended September 30, 2022, primarily due to a $97 million decrease in stock-based compensation resulting from a decrease in expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition and a $92 million decrease in payroll and related expenses resulting from decreased headcount and decreased number of contractors, partially offset by a $70 million increase in engineering, design, and development costs and other related project costs for future technologies and a $53 million increase in depreciation and amortization.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as further vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Selling, general, and administrative	$405	$434	$29	7%	$1,396	$1,265	$(131)	(9)%

For the three months ended September 30, 2023, we incurred SG&A expenses of $434 million, including $30 million of depreciation and amortization expense. SG&A expenses increased compared to three months ended September 30, 2022, primarily due to a $52 million increase in payroll and related expenses resulting from an increase in headcount as well as other miscellaneous operating expenses to support commercial go-to-market operations and corporate initiatives partially offset by a $49 million decrease in stock-based compensation expense primarily related to a decrease in expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition.

For the nine months ended September 30, 2023, we incurred SG&A expenses of $1,265 million, including $82 million of depreciation and amortization expense. SG&A expenses decreased compared to the nine months ended September 30, 2022, primarily due to a $165 million decrease in stock-based compensation resulting from a decrease in expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition partially offset by a $36 million increase in payroll and related expenses from certain increases in headcount.

We plan to make continued investments in our facilities, commercial operations, and technology for our future operations.

Other income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Interest income	$69	$126	$57	83%	$94	$391	$297	316%
Interest expense	$(24)	$(55)	$(31)	(129)%	$(70)	$(147)	$(77)	(110)%
Other income, net	$6	$2	$(4)	(67)%	$12	$4	$(8)	(67)%

Interest income increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to higher interest rates.

Interest expense increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to higher interest rates and the issuance of the 2029 Green Convertible Notes. We expect interest expense to increase in the near term, as a result of the recent issuance of the 2030 Green Convertible Notes and elevated interest rate environment. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes and 2030 Green Convertible Notes.

Provision for income taxes

As of September 30, 2022 and 2023, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$11,568	$7,941
Short-term investments	—	1,192
Availability under ABL Facility	343	1,120
Total liquidity	$11,911	$10,253

In March 2023, we issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture dated March 10, 2023, between us and U.S. Bank Trust Company, National Association. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.

In April 2023, we amended and restated the credit agreement governing the ABL Facility and released all the restricted cash associated with the ABL Facility. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information about the ABL Facility amendment.

In October 2023, the Company issued $1,725 million principal amount of green convertible unsecured senior notes due October 2030 (the “2030 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers. The 2030 Green Convertible Notes accrue interest at a rate of 3.625%, payable semi-annually in arrears on April 15 and October 15. In connection with the issuance of the 2030 Green Convertible Notes, the Company paid $108 million to enter into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions to increase the effective conversion premium to approximately $31.06 per share. As the offering was not complete until after quarter-end, the $1,602 million net proceeds, after deducting the debt discount and capped call premium, was not included in our third quarter cash, cash equivalents, and short-term investments balance of $9,133 million. We intend to allocate the net proceeds from the issuances of the 2029 Green Convertible Notes and 2030 Green Convertible Notes to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in our newly established green financing framework.

We have generated significant losses from operations, as reflected in our accumulated deficit of $13,126 million and $17,037 million as of December 31, 2022 and September 30, 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, battery technology and supply, and our service and retail network.

We do not have any material commitments related to these ongoing investments that we cannot cancel without a significant penalty. As of December 31, 2022 and September 30, 2023, our known commitments are disclosed in Note 4 “Inventory and Inventory Valuation”, Note 6 "Leases", Note 7 “Debt”, and Note 13 "Commitments and Contingencies" to the consolidated financial statements in our Form 10-K and Note 3 “Inventory and Inventory Valuation", Note 5 “Debt”, and Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

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

Cash Flows

	Nine Months Ended September 30,
(in millions)	2022	2023
Net cash used in operating activities	$(3,606)	$(3,759)
Net cash used in investing activities	$(1,075)	$(1,908)
Net cash provided by financing activities	$62	$1,509

Operating Activities
Net cash used in operating activities increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by higher buildup of inventory levels to support our increasing production levels and timing of payments to suppliers, partially offset by gross profit improvement and increased interest income.

Investing Activities

Net cash used in investing activities increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the purchase of short-term investments, partially offset by a reduction in equipment and construction spend as compared to the earlier stages of our production ramp at our Normal Factory in the prior year and maturities of short-term investments. During the nine months ended September 30, 2023, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was primarily driven by proceeds from the issuance of the 2029 Green Convertible Notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenue, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2022 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the nine months ended September 30, 2023, we issued $1,500 million principal amount of 2029 Green Convertible Notes. As the 2029 Green Convertible Notes have a fixed annual interest rate, we have no interest expense exposure associated with changes in interest rates; however, the fair value of the 2029 Green Convertible Notes is impacted as interest rates change. The fair value of the 2029 Green Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, their fair value is subject to market risk due to the conversion feature and can be affected when the market price of our Class A common stock fluctuates. Their fair value will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. As we carry the 2029 Green Convertible Notes at face value less unamortized discount on our condensed consolidated balance sheet, any fair value fluctuations are presented for required disclosure purposes only but do not impact our financial position, cash flows, or results of operations. See Note 5 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information on the 2029 Green Convertible Notes.
During the nine months ended September 30, 2023, we made short-term investments in United States Treasury securities and time deposits with maturities over three and up to twelve months. We do not enter into investments for trading or speculative purposes. However, some of our investments are exposed to market risk due to fluctuations in interest rates which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on its fair market value. See Note 12 "Fair Value Measurements" to our condensed consolidated financial statements included in this Form 10-Q for more information on our short-term investments.
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

Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023 due to the material weaknesses in the Company’s internal control over financial reporting, described below.

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

Our management has concluded that these material weaknesses still exist as of September 30, 2023.

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

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were identified in 2021. While the Company has improved its organizational capabilities, the material weaknesses remain un-remediated as of September 30, 2023, and the Company’s remediation efforts will continue to take place in 2023.

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

During the nine months ended September 30, 2023, management completed the following remedial actions:
•further refined remediation plans for all known ITGC, user access, and segregation of duties deficiencies;
•continued execution and completion of certain elements of those remediation plans, including removing unnecessary and excessive access, implementation of additional automation in provisioning and deprovisioning controls and monitoring of user access, and enhancing monitoring of the execution of our ITGC; and
•continued hiring of critical resources to drive our remediation efforts, including the Vice President of Global Financial Systems - Enterprise Data, Vice President of Internal Controls and Compliance, and Chief Information Security Officer.

In addition to the remedial actions taken to date, the Company is continuing to evaluate, and modify where necessary, the procedures to implement in order to remediate the material weaknesses described above. The remaining steps on the remediation plan include:
•continuing to execute processes and controls to better manage and monitor our segregation of duties risks, including the usage of technology and tools for segregation of duties within the Company’s systems, applications, and tools;
•continuing to execute ITGCs to manage access and program changes within our IT environment and to support the evaluation, monitoring, and ongoing effectiveness of key application controls and key reports; including:
◦controls and the usage of technology and tools over consistent provisioning, deprovisioning, and periodic reviews of user access;
◦monitoring processes to drive improved execution of ITGCs, including assessing the impact of business and technology changes for the continued alignment with financial reporting needs; and
•continuing to provide our resources with a structure to implement, monitor, and maintain ITGCs, with a focus on user access and segregation of duties controls.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These matters also include the following:

•On July 17, 2020, Tesla, Inc. (“Tesla”) filed suit against Rivian Automotive, Inc., Rivian Automotive, LLC and a number of former Tesla/current Rivian group employees in California Superior Court, Santa Clara County. The remaining claims in the current operative pleading, the Fourth Amended Complaint (“4AC”) filed on September 28, 2021, are claims for trade secret misappropriation against Rivian and various individual defendants and breach of contract against the individual defendants (but not against Rivian). Tesla alleges that the individual defendants took confidential and trade secret documents and information at Rivian’s direction when they left Tesla’s employ to join Rivian, including recruitment and personnel information, sales data, service data, manufacturing information, new market expansion information, and documents and code relating to battery technology. Tesla also alleges that by doing so, the individual defendants breached their non-disclosure and other agreements with Tesla. The 4AC seeks damages, injunctive relief and attorneys’ fees, among other things. We believe Tesla’s claims are meritless and intend to vigorously defend against this lawsuit.

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023 and on March 16, 2023 defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023. Plaintiffs filed a Notice of Appeal on September 1, 2023.

•On July 8, 2022, the State of Georgia filed a petition with the Morgan County (Georgia) Superior Court to validate $15 billion in revenue bonds that would establish the financing structure that is necessary for the provision of certain incentives for Rivian’s planned manufacturing site in Georgia. In its petition, the State claimed that the bonds were authorized under the laws of the State of Georgia and the procedural and substantive requirements for bond validation had been met, and as such, the State sought bond validation. The Court denied the petition by Order dated September 29, 2022. The State filed a Notice of Appeal on October 28, 2022 and the Court of Appeals issued its opinion on April 28, 2023, affirming in part and reversing in part the Superior Court’s Order. Appellee Intervenors filed a Petition for Certiorari, which was denied by the Supreme Court of Georgia on July 13, 2023. After remittiturs issued, on August 15, 2023 the Superior Court issued an Order and Final Judgment confirming and validating the bonds.

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On August 2, 2023, the court granted the motion to intervene in this suit filed by the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County

and Walton County. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. The State of Georgia has moved to dismiss or transfer this suit. Although Rivian Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned manufacturing plant in Georgia. On April 21, 2023 another lawsuit was filed related to the property where Rivian Horizon’s planned manufacturing plant is to be located. Jenkins v. Rivian Automotive, LLC, et al., Case No. 23-cv-00047-CDL (M.D. Ga.) includes claims for alleged violations of the Clean Water Act, negligence/negligence per se, and trespass/nuisance and seeks civil penalties, damages, injunctive relief, punitive damages, and attorneys’ fees and costs. An amended complaint was filed on July 5, 2023, and on July 13, 2023 defendants filed motions to dismiss the amended complaint. On August 23, 2023 plaintiff voluntarily dismissed the amended complaint without prejudice.

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

We have incurred net losses since our inception, including net losses of $5,029 million for the nine months ended September 30, 2022 and $3,911 million for the nine months ended September 30, 2023. Our costs will continue to be significant in the foreseeable future as we grow our go-to-market operations and sales of our vehicles, scale our operations, identify and commit resources to consider and address new areas of demand, including new geographies, and incur costs from operating as a public company. These expenditures include production costs, such as raw materials, labor and logistics costs, research and development investments and expenses, sales and distribution expenses, costs in connection with expanding our charging networks, and general and administrative expenses, and our level of expenditures will be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development and commercial production and acceptance of our vehicles and services, our ability to maintain strong demand and average selling prices for our vehicles, as well as our capability to manufacture our vehicle portfolio efficiently and estimate and effectively manage both our operating expenditures and our capital expenditures. If we are unable to efficiently manage our costs, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp is taking longer than originally expected due to operational and supply chain challenges in addition to other related factors. In addition, the cascading impacts of the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine impacted our business and operations from facility construction to equipment installation and vehicle component supply. Any further delay in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause liquidity constraints.

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
•other delays, new technology introductions, which from time to time require temporary manufacturing shutdowns to implement product and technology enhancements and upgrades, backlog in manufacturing and research and development of new models, and cost overruns;
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

Furthermore, currency fluctuations, tariffs or shortages in petroleum, and changes in economic or geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in Israel and Gaza, may result in significant increases in freight charges and raw material and component costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. For example, due to the global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine, and the current inflationary environment, the cost of raw materials and components required to produce our vehicles rose considerably, and we increased, and may need to continue to increase, the prices of our vehicles in response to these and future cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, impacts from COVID-19, including associated variants, and the ongoing military conflict between Russia and Ukraine, caused disruptions to and delays in our operations. These include shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays resulted in higher costs. Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays and subject us to costly litigation surrounding the component. In addition, if our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases, we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could increase our costs and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the production of our vehicles. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, including as a result of supplier contract changes resulting from product upgrades and adaptations, we currently have, and may in the future have, legal disputes with our suppliers, including litigation to enforce such supply agreements, which would adversely affect our ability to source components from such suppliers. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, or if any such litigation to enforce our supply agreements is not resolved in our favor, it may be difficult or impossible to find replacement components at a reasonable cost in a timely manner.

Additionally, our products contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

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

We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our vehicles. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there has been a global shortage, there could be no assurance that we would be able to find alternative sources in a timely manner and our business would be adversely impacted.

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

In the near-term, we expect that a significant portion of our revenue will be from Amazon Logistics, Inc. (“Logistics”). Amazon.com, Inc. (together with its affiliates, “Amazon”) is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 15.7% of our voting power as of September 30, 2023.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics have agreed to collaborate to design and develop Electric Delivery Vans (“EDVs”) and/or certain component parts for use in Amazon’s last mile delivery operations. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive for Logistics, and Logistics has purchased and may continue to purchase electric vehicles (“EVs”), including last mile delivery vehicles, from other manufacturers. We recently amended the EDV Agreement to change certain exclusivity and first refusal rights granted to Amazon, which previously prevented us from selling commercial vans to any other commercial customers. Under the EDV Agreement, as amended, we may sell commercial vans to third parties, subject to certain fees and limitations related to customer type and vehicle volume. See Part II, Item 5. "Other Information" for additional information on the terms of the amendment.

While the EDV Agreement provides that we will be reimbursed for certain development costs, it does not include any minimum purchase requirements or otherwise restrict Logistics from developing last mile vehicles in collaboration with, or purchasing last mile delivery vehicles from, third parties. The EDV Agreement may be terminated by either party with or without cause, subject to compliance with certain termination provisions. If we fail to adequately perform under the EDV Agreement, if fewer EDVs are purchased than we anticipate, or if either party terminates the EDV Agreement for any reason, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make preorders in the United States of America (“United States”) and Canada with a cancellable and fully refundable deposit of $1,000, except for those consumers who opted into a binding purchase agreement on or after August 10, 2022 and before the Inflation Reduction Act of 2022 (the “IRA”) was enacted, for whom only a portion is refundable. Deposits paid to preorder the R1T and

R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. The potentially long wait from the time a preorder is made until the time the vehicle is delivered, any delays beyond expected wait times, and any changes in available configurations could also impact consumer decisions on whether to ultimately make a purchase or cancel a preorder. Because all of our preorders are cancellable, it is possible that a significant number of customers who submitted preorders for our vehicles may not purchase vehicles. Cancellations may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, Dr. Scaringe is a director of Forever by Rivian, Inc., a 501(c)(4) social welfare organization (“Forever by Rivian”), and a trustee of the Rivian Foundation, a 501(c)(3) non-operating private foundation. Such positions with the Rivian Foundation and Forever by Rivian may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a member of the board of trustees of the Rivian Foundation and board of directors of Forever by Rivian which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

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

As we introduce new products and services or refine, improve, begin charging customers for, or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products or services will achieve, if any. There can be no assurance that we will not experience material delays in the introduction of new products and services in the future or that we will not experience higher costs than anticipated to launch new products and services. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We intend to continue to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated information technology (“IT”) systems, and we plan to strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. Our future operating results depend largely on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

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

Our vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles. In addition, our vehicles depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. There can be no assurance that our software and hardware will not contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

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

As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. The introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles. In addition, upgrades and adaptations to our vehicles will also require, from time to time, planned and temporary manufacturing shutdowns. Plant shutdowns, whether associated with product changes or other factors, can have a negative impact on our revenues and a negative impact on our working capital. If we are unable to cost efficiently implement new technologies or adjust our manufacturing operations, or if we experience delays in achieving the foregoing, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

In 2020, the U.S. Environmental Protection Agency (“EPA”) and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for light duty vehicles model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. In 2021, changes to the SAFE Vehicles rule were finalized that increased GHG standards stringency for model years 2023 through 2026, and in 2022, the fuel economy standards were made more stringent for model years 2024 through 2026. In addition, the rules reinstating California’s and other states’ authority were finalized in 2022, while California regulators extended the Advance Clean Cars rule for model years 2026 through 2035 and finalized the Advanced Clean Trucks (ACT) rule. Concurrently, California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for its new medium and heavy-duty standards (ACT) has not yet been approved. The waiver process could postpone or eliminate the medium and heavy-duty ZEV program and the respective credits. More recently, in 2023, EPA and NHTSA proposed new regulations for 2027 and later model year light and medium duty vehicles. While the recent proposals will not be final until next year or later, the current federal GHG and fuel economy standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits. If the courts find against EPA and NHTSA or reverse the reinstatement of California and other states’ authority, or if the California medium and heavy-duty programs are not granted a CAA waiver, the value of certain regulatory credits would likely decrease. In addition, there are efforts in Congress to limit or reverse new EPA GHG standard and inhibit California’s ability to regulate vehicle emissions. As a result, uncertainty remains about the future of California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

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
•political instability, natural disasters, war (including the ongoing military conflict between Russia and Ukraine and in Israel and Gaza) or events of terrorism, and health epidemics, such as the COVID-19 pandemic; and
•the strength of international economies.

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

Epidemics, pandemics, and other outbreaks could result in government authorities implementing numerous measures to try to contain such outbreaks, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have in the past adversely impacted our employees and operations and the operations of our customers, suppliers, vendors and business partners, resulted in delays and shortages of certain parts and materials necessary to produce our vehicles, and negatively impacted our manufacturing plans, sales and marketing activities, business, prospects, financial condition, results of operations, and cash flows. In addition, if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with an epidemic, pandemic, or other outbreak, or if government authorities institute measures such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, our operations will be adversely impacted.

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

As of September 30, 2023, our total principal amount of outstanding indebtedness was $2,750 million, which does not include the issuance of $1,725 million principal amount of the 2030 Green Convertible Notes in October 2023. As of September 30, 2023, we had no borrowings under our senior secured asset-based revolving credit facility (“ABL Facility”) and $380 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

In addition, the credit agreement governing the ABL Facility and the indenture governing the senior secured floating rate notes due October 2026 (“2026 Notes”) contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and a minimum liquidity covenant. The indentures governing the 2029 Green Convertible Notes and the 2030 Green Convertible Notes also contain certain similar restrictive covenants, some of which, however, are less restrictive than the covenants under the ABL

Facility and the indenture governing the 2026 Notes. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate the credit agreement governing the ABL Facility or future debt agreements, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by substantially all of the assets of Rivian Holdings, LLC and its subsidiaries (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. Noteholders of our 2029 Green Convertible Notes and 2030 Green Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes or the 2030 Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these various financial covenants, pay the principal and interest when due under our debt agreements or repurchase the 2029 Green Convertible Notes or the 2030 Green Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indentures governing the 2026 Notes, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business.

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

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the Securities and Exchange Commission (“SEC”) has published proposed rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. In addition, California has recently enacted climate disclosure laws that may require us to report on our greenhouse gas emissions, climate-related financial risks and other climate-related matters. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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
•short sales, hedging and other derivative transactions involving our capital stock, including by holders of our 2029 Green Convertible Notes or 2030 Green Convertible Notes that employ a convertible arbitrage strategy with respect to such notes;
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;
•general economic conditions, such as recessions, changes in inflation or interest rates and slow or negative growth of our markets;
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and Ukraine and in Israel and Gaza and related economic sanctions, pandemics (including COVID-19 and associated variants), incidents of terrorism or responses to these events; and
•the other factors described in this Part II Item 1A “Risk Factors.”

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 52.0% of the voting power of our outstanding capital stock and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may:

•delay or prevent a change in control;
•entrench our management and our board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 9.0% of the voting power of our outstanding capital stock but 2.4% of the total shares of common stock outstanding.

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

We and all of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of September 30, 2023, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 132 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants and any such sales could adversely affect the market price of our Class A common stock.

Further, in September 2022, we approved the payment of 2022 bonus awards to be made under the 2021 Incentive Award Plan in the form of RSUs, which vested immediately upon grant in the first quarter of 2023. The 2022 bonus objectives were subject to certain performance conditions related to production and other targets. These grants were made in March 2023 in an aggregate amount of $137 million in the form of RSUs. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the conversion of some or all of the 2029 Green Convertible Notes and the 2030 Green Convertible Notes will dilute the ownership interests of existing stockholders to the extent the Company delivers shares of Class A common stock upon such conversion.

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

In addition, certain provisions in the 2029 Green Convertible Notes and the 2030 Green Convertible Notes and the governing indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2029 Green Convertible Notes and the 2030 Green Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2029 Green Convertible Notes and the 2030 Green Convertible Notes and the governing indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

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

Our business and results of operations may be subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, sustained inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty, including in connection with tariffs or trade laws. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires, public health crises, political crises, such as terrorist attacks, war or other political instability or other unexpected events, and such events could also disrupt our operations, internet or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Recently, certain automobile manufacturers have announced delays in EV production plans as a result of these and other factors impacting the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel preorders.

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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses previously identified pertained to controls to address access and segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. During the preparation of our financial statements for fiscal year 2022, we concluded that the material weaknesses previously identified had not been remediated as of December 31, 2022 and they continued to exist as of September 30, 2023 as disclosed in Part I, Item 4 "Controls and Procedures".

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Amendment to EDV Agreement

On November 7, 2023, our wholly-owned subsidiary, Rivian Automotive, LLC, and Amazon Logistics, Inc., or Logistics, entered into Amendment No. 3 (the “Amendment”) to the Framework Agreement, dated September 16, 2019, as amended. The Amendment amends the various agreements comprising the EDV Agreement among Rivian Automotive, LLC, Rivian Automotive, Inc., Logistics, and Logistics’ parent company, Amazon.com, Inc. Amazon.com, Inc. is also the parent company of Amazon.com NV Investment Holdings LLC, which beneficially owns shares of our capital stock representing 15.7% of our voting power as of September 30, 2023.

Under the EDV Agreement, we and Logistics agreed to collaborate to design and develop EDVs and/or certain component parts for use in Amazon’s last mile delivery operations. The EDV Agreement included exclusivity provisions pursuant to which we agreed to exclusively provide last mile delivery vehicles to Amazon for a period of four years from when Amazon first receives EDVs, and Amazon would have a right of first refusal to purchase last mile delivery vehicles from us for a period of two years thereafter.

The Amendment changes the foregoing exclusivity provisions and allows us to sell commercial vans, which contain jointly-owned intellectual property, to third-parties, subject to distribution fees and certain limitations related to customer type and vehicle volume. The distribution fees will be effective beginning on January 1, 2024 and are comprised of a base fee, a fee for last mile distribution vehicles, and a skateboard distribution fee, such fees to be in effect for ten years, five years and five years, respectively, from their effective date. Sales to certain last-mile delivery customers will require Amazon’s approval for five years and sales to certain customers in the retail industry will require approval for ten years. We are not limited in or require approval to sell commercial vans to customers that are not last mile delivery customers or not retailers.

In addition, under the Amendment, we have agreed to make certain investments towards internal and external non-recurring engineering work, tooling and other research and development expenses directly related to investment projects that are dedicated to vehicle line product improvements. The investment projects are comprised of shared projects, Amazon-directed projects and Rivian-directed projects (as defined in the Amendment). We will have until December 31, 2026 to satisfy the investment commitment.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Amendment, which is filed as Exhibit 10.6 to this Form 10-Q and incorporated herein by reference.

(b) Not applicable

(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
4.3	Indenture, dated as of October 11, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-41042	4.1	10/11/2023
4.4	Form of certificate representing the 3.625% Green Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.3)	8-K	001-41042	4.2	10/11/2023
10.1#	Employment Agreement by and between Rivian Automotive, LLC and Kjell Gruner					*
10.2#	Consulting Agreement by and between Rivian Automotive, LLC and Jiten Behl					*
10.3‡	First Amendment to Economic Development Agreement, dated as of September 26, 2023, by and among Rivian Horizon, LLC, the State of Georgia acting by and through the Georgia Department of Economic Development, the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	9/29/2023
10.4	Form of Capped Call Confirmations	8-K	001-41042	10.1	10/11/2023
10.5	Form of Additional Capped Call Confirmations	8-K	001-41042	10.2	10/11/2023
10.6†	Amendment No. 3 to the Framework Agreement, dated as of November 7, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: November 7, 2023		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: November 7, 2023		(Principal Financial Officer)