Form 10-K
period 2023-12-31
Rivian Automotive, Inc. / DE
filed 2024-02-26
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Exchange Act Rule 10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.9 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. For purposes of such calculation, the registrant has assumed that all outstanding shares of common equity are held by non-affiliates, except for shares held by each of the registrant’s executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over the registrant. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of the registrant, or that there are not other persons who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2024, 969,624,611 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2023 and other important factors discussed in this report and from time to time in our other filings with the SEC. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Form 10-K. The principal risks and uncertainties affecting our business include the following:

•We are a growth stage company with limited operating history and a history of losses. We expect to incur significant expenses and continuing losses for the foreseeable future and may not be able to achieve or maintain profitability in the future.
•We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.
•We will require additional financings to raise capital to support our business, which may not be available in a timely manner or on terms that are acceptable, or at all.
•The success of our business depends on attracting and retaining a large number of customers and maintaining strong demand for our vehicles. If we are unable to do so, we will not be able to achieve profitability.
•The automotive market is highly competitive, and we may not be successful in competing in this industry.
•Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, EVs.
•Our long-term results depend upon our ability to successfully introduce, integrate, and market new products and services, which may expose us to new and increased challenges and risks, and any inability to do so could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.
•We have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.
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
•We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•A significant portion of our revenue has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer (“CEO”).
•Breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.
•We are, and may in the future become, subject to patent, trademark, and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.
•Our vehicles are subject to motor vehicle safety standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
•We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of our Stanton Springs North Facility.
•Increasing scrutiny and changing expectations from global regulators, our investors, consumers, and employees with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

PART I

Item 1. Business

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining electric vehicles (“EVs”) and accessories. The Company creates innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are built in the United States and are sold directly to consumer and commercial customers. The Company provides a full suite of services that address the entire lifecycle of the vehicle and stay true to its mission to keep the world adventurous forever. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

Starting with a clean sheet, we built a vertically integrated ecosystem comprised of our vehicle technology platform, cloud architecture, product development and operations, products, and services. Interconnected by our data and analytics backbone, our ecosystem is designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

RIVIAN AUTOMOTIVE, INC.
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

We have also announced plans to manufacture the R2 vehicle in 2026, which will be built on our mid-sized platform and targets the SUV market. We plan to leverage the development of our proprietary set of technologies in the R2 and our future vehicles.

Consumer Services

Complementing our consumer vehicles, our current suite of value-added services includes digitally enabled financing and leasing, telematics-based insurance, proactive vehicle service (maintenance and repair), software services, and charging solutions. We expect these services to continue to generate long-term brand loyalty while also creating a recurring revenue stream for each vehicle across its lifecycle.

Charging Solutions

We design, develop, manufacture, and operate the Rivian Adventure Network Direct Current fast chargers (“Rivian Adventure Network”) at sites across North America. Our solutions are designed to be cost effective and aim to deliver clean energy to our customers while offering a convenient and seamless charging experience. In addition to Rivian Adventure Network sites, our customers are able to access Combined Charging Standard (“CCS”) public charging sites and in 2024 are expected to gain integrated access to over 12,000 Tesla Superchargers in the United States on the North American Charging Standard (“NACS”).

Commercial Vehicles

In the commercial market, we launched the Rivian Commercial Van (“RCV”) platform which underpins the Electric Delivery Van (“EDV”) variant, designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. In addition to the EDV variant, we also intend to sell RCV variants of the commercial van to customers beyond Amazon. The EDV and RCV are long-range, electric commercial step in vans designed for large scale production and deployment in a centrally managed fleet. Amazon has ordered an initial volume of 100,000 EDVs globally, subject to modification. We have delivered over 10,000 EDVs across the United States and Europe.

We have designed a 500 and 700 cubic foot version of the vans, optimized for various commercial uses, including last mile delivery use cases. Both the EDV and RCV’s features include a rear roll-up door, an integrated bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics, and a curb-side sliding door for safe vehicle access away from traffic. Developed to be comfortable and easy to operate for drivers, our commercial vans are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to decarbonization.

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

RIVIAN AUTOMOTIVE, INC.
collision reports, and vehicle resale. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data, driving us toward industry-leading TCO, safety, and fleet utilization.

The Rivian Ecosystem

Our direct-to-customer model allows us to manage all sales, deliveries, service operations, and resales in-house, without reliance on a franchise dealership network. We employ an integrated, digital-first strategy that is not only convenient and transparent for our customers, but also efficient and scalable to support our continued growth. Our efforts to create brand awareness include an extensive mix of social and digital media, demonstration drive events, brand partnerships and collaborations, targeted search, email communications, public relations and community outreach. Our website and mobile app, retail customer engagement spaces (“spaces”), and service centers facilitate brand engagement, product discovery, demonstration drives, purchase transactions, vehicle deliveries, vehicle service, account management, and resale. We believe this strategy allows us to deliver uncompromised experiences well beyond what is available through the standard franchise dealership model.

Each element of our ecosystem has been designed from a clean sheet, resulting in end-to-end integration across a range of complementary offerings. Our proprietary technology platform is the foundation of our ecosystem and is comprised of two interconnected elements: vehicle technology and Rivian Cloud. This highly extensible platform allows us to tailor our offerings to serve both the consumer and commercial markets, powering our products and complementary services. Our product development and operations infrastructure are deeply integrated with our technology platform, making it easier to deliver on our ambitions. The Rivian ecosystem consists of the following components:

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

•Products and Accessories. Our consumer portfolio is comprised of category-defining vehicles and accessories that reimagine the pickup truck and SUV segments. Our commercial portfolio consists of long-range electric step-in vans developed for large-scale production which are designed to lower TCO, improve uptime, and support a path to decarbonization. We expect our products and accessories to provide greater access to the market and bring new customers into our ecosystem.

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

Our ecosystem is designed to be highly scalable, flexible, integrated, and interconnected to power an immersive customer journey. This will enable us to maximize our impact by addressing both the consumer and commercial markets simultaneously. We can deploy our offerings at scale using a shared, vertically integrated technology platform, comprised of vehicle technology and Rivian Cloud, with network effects that will build data insights to improve our ecosystem. By utilizing our common technology platform, we strive to generate synergies and scale efficiencies, enabling us to increase our pace of innovation and create offerings that serve the unique needs of our customers. Our direct-to-customer relationships and connected vehicle technologies allow us to gather customer and product insights over the full lifecycle of our vehicles. We

RIVIAN AUTOMOTIVE, INC.
utilize these insights to continuously improve our offerings by adding new capabilities and functionality. We believe enhanced offerings will attract more customers, deepen existing customer relationships, and expand our data repository and insights, which will further benefit our customers and Rivian.

Manufacturing

We currently manufacture all vehicles on the R1 and RCV platforms at our manufacturing facility in Normal, Illinois (“Normal Factory”), which is equipped to produce up to 150,000 vehicles annually when the equipment is operated at full rate and on multiple shifts. This annual installed capacity is expected to be approximately 85,000 vehicles for the R1 platform and 65,000 vehicles for the RCV platform following a planned shutdown to rerate the lines in the second quarter of 2024. In addition, we are planning to begin construction on a second manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”) in 2024 with an anticipated capacity to produce 400,000 vehicles annually. We plan to build the plant in two phases, each consisting of 200,000 units of annual capacity. In the first phase, we plan to manufacture the mid-sized platform, with R2 being the first variant.

Supply Chain

We procure raw materials and product components from hundreds of suppliers across the globe that we work closely with to bring our vehicles to market.

Our supplier selection process is based on a wide variety of factors, including technical expertise, product quality, cost, location, and ramp capability. Given the value we place on product performance, many supplier relationships extend beyond the procurement of raw materials and product components to include collaboration on product development, performance improvement and/or cost reduction opportunities. We believe these strategic partnerships will lead to pricing and timing advantages in the development of our vehicles.

Our products contain thousands of raw materials and product components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily-available alternative supplier exists. To mitigate risks related to sole-sourcing, we seek to qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to supply chain disruptions, including carrying buffer inventory levels where possible. Despite these actions, we have faced, and continue to face, various manufacturing-related product component shortages, particularly as suppliers strive to expand at a rate that matches our vehicle ramp rate.

Battery raw materials, including lithium, nickel, graphite, and cobalt, represent one of the most vulnerable parts of our supply chain. Timelines for these upstream input materials are notably longer and more variable than the downstream supply chain due to factors outside of our control including permitting under applicable regulations and rules, underestimation of capital requirements, reliance on overseas equipment and plant, insufficient infrastructure capacity, intellectual property/know-how concentration, competition for supply, price volatility, and variability between mineral resources which inhibits standardization of production process and industry specifications.

Given the complexity of these challenges, we proactively engage with a wide range of industry stakeholders necessary to create the alignment and momentum required for change through the following:

•Ongoing engagement with raw materials suppliers of varying experience to understand the evolving challenges to expansion and efficient operations;
•Attending key industry conferences and events to understand the most salient issues and attitudes towards them;
•Participation in policy advocacy and industry groups that support improved battery raw material supply;
•Setting expectations with our supply chain partners relating to their raw materials sourcing practices and conducting due-diligence into their long-term supply security plans; and
•Identifying supply security and cost escalation risks and developing/adjusting sourcing strategies and priorities accordingly.

Seasonality

Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect delivery volumes of commercial vehicle sales to be less in the winter months as customers shift their focus to making

RIVIAN AUTOMOTIVE, INC.
last mile deliveries during holidays rather than incorporating more vehicles into their fleet which could result in higher finished goods inventory levels during this period.

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

Our competition includes the millions of traditional ICE vehicles and EVs sold each year in the consumer and commercial markets. Our competitive set also represents our total addressable market which we aim to target over the long term with an expanded product portfolio in our current and future geographies.

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
Regulations in the United States

•National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations. As a manufacturer of EVs, our vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards”). Under the National Traffic and Motor Vehicle Safety Act, we must certify that our vehicles meet all applicable Safety Standards, as well as the NHTSA bumper standard, or are otherwise exempt from such standards. The categories of Safety Standards that apply to our vehicles include crashworthiness requirements, crash avoidance requirements, and EV requirements. The R1T, R1S, EDV, and RCV are fully compliant with all such Safety Standards and other NHTSA requirements without the need for any additional exemptions.

We are also required to comply with or demonstrate exemptions from other requirements of federal laws administered by NHTSA, including the Federal Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual

RIVIAN AUTOMOTIVE, INC.
requirements. The R1T, R1S, EDV, and RCV are fully compliant with or exempted from compliance with the foregoing referenced standards. Rivian also has a system in place to ensure compliance with all reporting obligations to NHTSA.

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

•EPA Certificate of Conformity and California Executive Order. The Clean Air Act requires that we obtain both an EPA-issued Certificate of Conformity and a California Air Resources Board (“CARB”)-issued Executive Order with respect to emissions for our vehicles, and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The R1T, R1S, EDV, and RCV (where applicable) have received EPA Certificates of Conformity and California Executive Orders for model years 2022, 2023, and 2024.

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

Emission Credit Programs

As a manufacturer devoted to the design, development, and production of all-electric, battery-powered vehicles, we will generate credits from regulatory standards that we can monetize through sale to other manufacturers. For example, in connection with the delivery and placement into service of our zero-emission vehicle (“ZEV”) in California and other states that have adopted the California standards applicable to light-duty and medium-duty vehicles, we have earned and will continue to earn tradeable Advanced Clean Cars and Advanced Clean Trucks (“ACT”) credits and California greenhouse gas (“GHG”) credits that can be monetized.

In addition to state level credits, the EPA and NHTSA also set minimum GHG emissions and CAFE standards applicable to light- and medium-duty vehicles. Under the Biden Administration, final rules were issued in 2021 and 2022 that increased the stringency of these standards. These federal regulations require that manufacturers of light- and medium-duty vehicles meet minimum standards pertaining to GHG emissions and fuel economy based on a vehicle’s footprint or overall dimensions. As an early manufacturer of heavy duty ZEVs at scale, we expect to generate substantial GHG and CAFE credits, and to benefit financially from these regulations. In addition, in 2022, the EPA reinstated California’s ability to establish its own vehicle emission standards in lieu of the federal standards and to set ZEV requirements. California regulators have since extended the ZEV portion of the Advanced Clean Cars rule for model years 2026 through 2035 and have been considering potential further amendments. These standards, which as many as 17 other states have also adopted, provide additional credit generating opportunities beyond the federal programs for Rivian through potential sales of those credits by the Company.

RIVIAN AUTOMOTIVE, INC.
In 2023, Rivian recognized $73 million from sales of regulatory credits earned for model year 2022. Rivian expects to continue to recognize revenue in 2024 from credits earned for both model year 2022 and 2023 as regulatory agencies approve compliance reports.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. As of December 31, 2023, 25 states and the District of Columbia permit Rivian, as a manufacturer of motor vehicles, to obtain a dealer license to conduct vehicle sales, provided we meet certain requirements. Once licensed in one or more of these 25 states, we may sell our vehicles to any consumer in the United States as a matter of interstate commerce. By contrast, 25 states restrict our ability to obtain a dealer license to sell within those states. To sell vehicles to residents of states where we do not have a license or are unable to be licensed due to our status as a manufacturer, we must conduct the sale out of state over the internet or telephonically. Rivian currently has dealer licenses to sell vehicles directly in eleven states. We also have pending applications for dealer licenses to sell vehicles in another two states.

Automobile Manufacturer Regulation in Canada

Our vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including, but not limited to Transport Canada and Environment Canada. We have obtained all required national certifications to enable sales in Canada for 2022, 2023, and 2024. Unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and service, however, we must obtain the necessary provincial licenses to enable sales and service in each location. We have these licenses in British Columbia, Ontario, and Quebec and are in the process of obtaining the remaining licenses in the other provinces of Canada.

Federal and State Incentives in the United States
As of December 31, 2023, incentives in the United States included:
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

Along with these consumer-facing credits, Congress also passed some manufacturing incentives in the Inflation Reduction Act of 2022 (“IRA”) that can benefit Rivian. The 45X Advanced Manufacturing Production Tax Credit

RIVIAN AUTOMOTIVE, INC.
provides a $35/kwh incentive for cell manufacturing and $10/kwh for module assembly through 2032. Rivian was able to claim the module assembly benefit starting in 2023.

The 48C Qualifying Advanced Energy Project Investment Tax Credit provides a 30% tax credit on investments to build production facilities for advanced energy technology, including wind, solar, energy storage, and EVs, among others. Congress appropriated $10 billion into this program, with $4 billion allocated in a first round in late 2023/early 2024 for “energy communities” - projects in census tracts on or adjacent to census tracts containing former coal mines or power plants. The remaining $6 billion is expected to be allocated in 2024 and Rivian is prepared to submit applications for both the Normal Factory and the Stanton Springs North Facility.

•State Incentives. A number of states and municipalities in the United States, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions, and special privileges.

Other states have also implemented various incentives for the purchase of eligible ZEVs based on weight class and propulsion type. For example, New Jersey and Washington exempt the purchase of EVs from state sales tax. California, Colorado, Oregon, and Oklahoma provide substantial state tax credits or rebates for the purchase of EVs. Some of these programs have eligibility limits based on either consumer income or the manufacturer’s suggested retail price of the vehicle. Others will supply rebates only until a set aside amount of funding exists. Several states will also be phasing out incentives over time or volume of EVs are sold. Other incentives include preferential parking for free or reduced rates and access to high-occupancy vehicle lanes on highways for all EVs.

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

As of December 31, 2023, we held over 400 granted patents and registrations worldwide, and had over 1,800 patent applications pending with U.S. and international patent offices. As of December 31, 2023, we held over 2,700 registered trademarks and had over 800 trademark applications pending with U.S. and international trademark offices, held seven registered copyrights, and had one copyright application pending in an international copyright office.

We will pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

Our Approach to Environment, Social, and Governance (“ESG”)

Fulfilling our ambitious mission and contributing to our vision for helping change the trajectory of our planet’s future for generations to come requires a holistic approach. At Rivian, this means that we consider our impacts throughout our business. A detailed understanding of our products informs our decisions and drives our actions—from exploring options to decarbonize our materials to enhancing our designs to improving product efficiency.

Environment

Rivian is focused on creating solutions and demonstrating ways of operating that not only help shift mindsets, but also help support a healthy competitive landscape to shift away from fossil fuels and curtail climate change. We believe we have an opportunity to play a role in the global economic transition to net zero emissions by working towards carbon-free electrification of road transportation. Specifically, we are focused on:

•Producing EVs to reduce carbon emissions and other pollution; and

RIVIAN AUTOMOTIVE, INC.
•Actively reducing our environmental footprint, considering the impacts of EVs and their supply chains on communities and ecosystems, and protecting nature.

Our current focus on applying sustainable practices across several facets of our business include the following:

•Vehicles. Rivian’s EVs are designed to reduce impact on the environment over their life cycle and we engage at the product component level to develop targets directly into the product requirements to reduce environmental impacts and to integrate sustainability into decision-making. This includes striving to incorporate sustainable materials versus conventional materials, prioritizing energy efficiency, and recycling key materials, where feasible. We develop life cycle assessments (“LCAs”) for our EVs which help us understand their environmental footprints. These LCAs conform with industry standards (International Organization for Standardization 14040 and 14044) and are reviewed by a third-party expert.

•Sourcing. As Rivian continues to grow and ramp up production, we are simultaneously mapping our supply chain for the next stage of our development. This includes prioritizing traceability for priority materials, focusing on steel, aluminum, and batteries, and incorporating standards to help protect communities involved in bringing our vehicles to life through membership in various coalitions and industry organizations.

•Circularity. The aim of circularity is to keep materials and products in use as long as possible, ultimately decoupling economic activity from finite resources. Rivian is exploring options to embed circular principles into our business and is pursuing pathways to operationalize circularity that slow consumption of primary materials, reduce waste, limit biodiversity loss, and decarbonize our business.

•Transitioning to Carbon-Free Energy. Our aim is to accelerate the amount of carbon-free energy on the nation’s electricity grid so that we can achieve even greater system-wide impact and prevent a shift of emissions from tailpipes to power plants. Specifically:

◦Charging. As we expand our charging deployments, we have, and intend to continue to find ways to help drivers accelerate the transition to a carbon-free grid by matching 100% of the energy the vehicle consumed with renewable energy purchases no matter where the vehicle charged—at home, on a third-party network, or on the Rivian Adventure Network.

◦Renewable Energy. We are investing in purpose-driven renewable energy projects that seek to positively impact our communities, our customers, our climate, and our industry.

Social: Human Capital

As of December 31, 2023, we had 16,790 employees across North America and Europe. Our global workforce is comprised of our operations and go-to-market teams that support the production, sale, and service of our vehicles, our engineering and technology teams that are designing and developing future products and services, and our general and administrative teams. We continue to grow our global footprint and seek diverse communities to join us on our adventure.

As a team, we strive to keep the world adventurous forever by attracting the right people in the right roles, harnessing their adventurous spirit, and keeping a safe and inspiring environment as a daily practice. Below are our Compass Values: a set of behaviors that serve as the backbone of Rivian’s organizational culture. Our Compass Values serve as our guide to preserve and augment our culture through the people we attract, develop, and inspire.

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

RIVIAN AUTOMOTIVE, INC.
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

Our Focus on Diversity, Equity, Inclusion, and Belonging

At Rivian, we believe that forever is for EVERYONE and this philosophy is symbiotic with our mission to keep the world adventurous forever. Belonging is the outcome of Diversity, Equity, and Inclusion. It is a cultural imperative, is intentionally woven into all we do, and is a key driver of our values. Belonging is about building cultures, celebrating each other, and fostering communities where we feel a deep sense of connectedness, like we are a part of the larger whole where we can thrive.

Below are our operating principles that anchor all of our work for Belonging:

•Representation Matters. There is undeniable power in representation, and we believe attracting, hiring, and retaining diverse talent at all levels is key to productivity.

•Self-Awareness is the Gateway to Learning. Being the bridge to a new way of thinking and working together starts with us as individuals.

•Diverse Teams are Better Teams. We believe diverse teams bring broader perspective and experiences that enable us to innovate and solve big problems.

•Embedding Equitable Practices is Key. Equity is intentionally built into our broader people and talent processes with clear accountabilities for our leaders.

Environment, Health, and Safety (“EHS”)

Creating a safe and inspiring environment is a priority that we expect Rivian employees to uphold in their daily activities. EHS oversight occurs at the highest level of the Company. The Rivian board of directors reviews, on a quarterly basis, key performance indicators, past EHS accomplishments, and continuous improvement initiatives.

Forever: Philanthropic Activities and Corporate Giving

At Rivian, we believe sustainable and inclusive business is vital to society, the environment, and humanity’s continued prosperity. Our philanthropic mission is focused on helping to keep the world adventurous forever by preserving the planet for future generations and advancing a just transition to a clean mobility future. Through work with an IRS-registered

RIVIAN AUTOMOTIVE, INC.
501(c)(3) private foundation (the “Rivian Foundation”), which intends to commence grantmaking in 2024, and efforts by Rivian directly (collectively, “Forever”), we aim to extend our impact beyond the products we make and the associated competition they inspire and to advance progress towards building a sustainable future for generations.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our Investor Relations website at https://rivian.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

Risks Related to Our Business

We are a growth stage company with limited operating history and a history of losses. We expect to incur significant expenses and continuing losses for the foreseeable future and may not be able to achieve or maintain profitability in the future.

We have incurred net losses since our inception, including net losses of $4.7 billion, $6.8 billion, and $5.4 billion for the years ended December 31, 2021, 2022 and 2023, respectively. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production, and adoption of our vehicles and services, our ability to maintain strong demand and to align production with such demand, our ability to maintain the average selling prices for our vehicles and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Any failure to adequately increase revenue or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

RIVIAN AUTOMOTIVE, INC.
We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Our expenditures will continue to be significant in the foreseeable future and include production costs, such as raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, marketing, and advertising activities and expanding our spaces, costs in connection with the construction of our Stanton Springs North Facility, costs in connection with expanding our charging network, sales and service expenses, and general and administrative expenses. In addition, our level of capital requirements will also be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.
We will require additional financings to raise capital to support our business, which may not be available in a timely manner or on terms that are acceptable, or at all.

We expect that we will need to seek additional equity or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays or cutbacks in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, interest rate changes, and global conflicts or other geopolitical events. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. Any additional indebtedness we incur would result in increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, and the sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay, or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of customers and maintaining strong demand for our vehicles. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of customers and maintaining strong demand for our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make reservations in the United States and Canada with a cancellable and fully refundable deposit of $1,000. Deposits paid to reserve the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. We have experienced, and may in the future experience, customer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. In addition, our current rate of new orders must improve to meet our delivery targets, and there is no assurance that we will be able to adequately increase new orders to meet these targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our spaces, expanding our demonstration drives, offering leasing programs, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. Additionally, we have limited experience in marketing,

RIVIAN AUTOMOTIVE, INC.
selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.

Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions (such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence), increases in interest rates that could make financing less attractive for some customers, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs and our vehicles. As a newer manufacturer, we will have fewer financial resources than more established manufacturers to withstand changes in the market and disruptions in demand. Reduced EV segment demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established manufacturers.

If customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive, and appealing in aesthetics or performance, if customers prefer to purchase the same brand of vehicle that they have owned in the past, whether due, in part, to familiarity with the brand, ease of transition, or the ability of dealerships to provide financial incentives or terms to entice customers, or if customers prefer to purchase a vehicle in person, we may not be able to retain our reservations or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. If, for any of these reasons, we are not able to attract and maintain consumer customers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

Our future success will also depend on growing the sale of our commercial vehicles and securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. As we continue to target commercial customers, we may face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales given that the sales cycle for commercial vehicles is multi-phased and complex. For our commercial customers, the evaluation process may be longer and more involved, with complex procurement and budgeting considerations, and require us to invest more in educating our customers about our products and services. The entry of commercial EVs is a relatively new development, particularly in the United States, and operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs, including the availability of commercial charging infrastructure to support EV fleets. Furthermore, although we have entered into pilot programs to sell our commercial vehicles to new commercial customers, there can be no assurance that these pilot programs or other commercial sales efforts will result in higher volume orders or will attract more fleet customers. If we are unable to increase sales of our commercial vehicles while mitigating the risks associated with serving commercial customers, our business, prospects, financial condition, results of operations, and cash flows may be adversely impacted.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we are competing for sales with both EV manufacturers and traditional automotive companies, including those who have or have announced consumer and commercial vehicles that may be directly competitive to ours. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased global sales volume, government incentives, launch of new variants, discounts and incentives, and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the significant volatility in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. In addition, the existence of our commercial relationship with Amazon, notwithstanding the recent amendment to our commercial agreement with Amazon, coupled with its significant holdings of our securities, and the fact that sales of RCVs to certain last-mile delivery customers and certain customers in the retail industry require Amazon’s consent, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

RIVIAN AUTOMOTIVE, INC.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency. The EV sector has recently experienced increasing price competition due in part to general economic conditions, including a rise in interest rates for vehicle loans. Several of our competitors have announced changes in EV production plans and their pricing strategy, including vehicle price reductions and incentives, which may result in downward price pressure. Our competitors with greater financial resources may be able to adjust their pricing strategies with limited impact on their business, while any adjustment in pricing strategies that we undertake will have a greater impact on our business and we may not be able to competitively match their actions. If we do not adjust our pricing strategies, we may experience lower vehicle unit sales and increased inventory, reduced demand for our vehicles, a loss of customers, or a loss in future market share, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, EVs.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt EVs, and even if EVs become more mainstream, consumers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and components, cost of energy, and governmental regulations, including tariffs, import regulation, and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The market for new alternative energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. Other factors that may influence the adoption of alternative fuel vehicles, and specifically EVs, include:

•perceptions about EV quality, safety, design, performance, and cost, especially if negative events or accidents occur that are linked to the quality or safety of EVs, whether or not such vehicles are produced by us or other manufacturers, resulting in adverse publicity and harm to consumer perceptions of EVs generally;
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
•the quality, reliability, and availability of service and charging stations for EVs;
•the costs and challenges of installing home charging equipment, including for multi-family, rental, and densely populated urban housing;
•the environmental consciousness of consumers, and their adoption of EVs;
•the higher initial upfront purchase price of EVs, despite potentially lower cost of ongoing operating and maintenance costs, compared to ICE vehicles, as well as the cost and time required to service and repair EVs, as compared to ICE vehicles;
•the higher cost of insurance for EVs, as compared to ICE vehicles;
•the perception that EVs have lower residual values, as compared to ICE vehicles;
•the availability of tax and other governmental incentives to purchase and operate EVs and future regulations requiring increased use of nonpolluting vehicles;
•perceptions about and the actual cost of alternative energy, including the capacity and reliability of the electric grid;
•volatility in the price of gasoline or other petroleum-based fuel, any extended periods of low gasoline or other petroleum-based fuel prices, or an improved outlook for the long-term supply of oil to the United States;
•regulatory, legislative, and political changes; and
•macroeconomic factors.

We will also depend upon the adoption of EVs by operators of commercial vehicle fleets for future growth, and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial EVs is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards, and customer views of the merits of using EVs in their businesses. This process has been slow to date. As

RIVIAN AUTOMOTIVE, INC.
part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower TCO of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs (or commercial EVs generally), including the factors set forth above, as well as corporate sustainability initiatives, government regulations, economic incentives applicable to commercial vehicles, and the availability of commercial fleet charging infrastructure.

Our long-term results depend upon our ability to successfully introduce, integrate, and market new products and services, which may expose us to new and increased challenges and risks, and any inability to do so could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models and features to meet rapidly evolving consumer expectations. To meet these expectations and evolving areas of market demand, we plan to introduce new variants and new EV models, including our mid-sized platform, with R2 being the first variant. Our ability to achieve or maintain profitability will depend on our ability to fund and successfully design, manufacture, introduce, and market new vehicle models that attract a sufficient number of customers. If the production and delivery of new models are delayed or reduced, or if they are not manufactured in line with cost and volume targets, or if new models do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, macroeconomic conditions, regulatory developments, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenue and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, such as R2, may have a negative impact on our revenue in the near-term if customers decide to delay or cancel orders of R1 vehicles in anticipation of new EV models, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand.

Furthermore, our growth strategy depends, in part, on our ability to successfully introduce and market new products and services, such as financing, insurance, vehicle services, charging solutions, vehicle resale, as well as software services for consumer customers and fleet management for commercial customers. If we experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business.

As we introduce new products and services or refine, improve, begin charging customers for, or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products or services will achieve, if any. There can be no assurance that we will not experience material delays in the introduction of new products and services in the future or that we will not experience higher-than-expected costs to launch new products and services. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp took longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. In the second quarter of 2024, we plan to implement a shutdown to implement product and technology enhancements and upgrades, which will temporarily impact our production. There can be no assurance that the planned shutdown will not result in delays or unexpected challenges or that the planned shutdown will be successful and achieve the expected benefits. Any delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

RIVIAN AUTOMOTIVE, INC.
In conjunction with the construction of our Stanton Springs North Facility and the launch of future products, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will reach full capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products and our ability to develop and manufacture the midsize vehicle platform in the near future, are and will be subject to risks, including with respect to:

•our ability to expand operations at existing and future facilities;
•construction of our Stanton Springs North Facility, including potential problems or delays in the construction or operationalizing of the facility;
•securing in a timely manner necessary raw materials, supplies, and components that meet our quality standards;
•our ability to negotiate and execute definitive licenses and agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software, or services necessary to engineer or manufacture components of our vehicles;
•quality controls, including within our manufacturing operations, that prove to be ineffective or inefficient and so drive higher-than-expected warranty or other costs;
•our ability to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facility;
•our ability to successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and components management, which may result in unexpected production disruption, storage, transportation and write-off costs;
•defects in design and/or manufacture that cause our vehicles not to perform as expected or that require repair, field actions, including product recalls, and design changes;
•delays, disruptions, or increased costs in our supply chain, including raw material supplies;
•scaling our production processes to reduce the number of labor hours required to manufacture each vehicle;
•other delays, new technology and design introductions, which from time to time require temporary manufacturing shutdowns to implement product and technology enhancements and upgrades, backlog in manufacturing and research and development of new models, and cost overruns;
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

We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices we pay for these raw materials fluctuate depending on factors often beyond our control, including market conditions, inflation, changes in interest rates, market prices of key commodities, regulatory requirements, and global demand for these materials, and could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Furthermore, currency fluctuations, tariffs or shortages in petroleum, and changes in economic or geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in Israel and Gaza, and related attacks or violence in the broader region, may result in significant increases in freight charges and raw material and component costs and significantly impact our ability to receive raw materials or components. Substantial increases in the prices for our raw materials or components or regulatory requirements have in the past increased and could continue to increase our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, in the past,

RIVIAN AUTOMOTIVE, INC.
impacts from COVID-19, including associated variants, and the ongoing military conflict between Russia and Ukraine, caused disruptions to and delays in our operations. These included shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays resulted in higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. In addition, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays, and subject us to costly litigation surrounding the component. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Such expectations have resulted in enhanced regulatory and other stakeholder scrutiny of companies and suppliers in our industry. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Our failure to comply or our suppliers’ failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases, we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the production of our vehicles and as we implement product upgrades and adaptations for our vehicles in the future and work with existing and future suppliers. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our suppliers, including litigation to enforce such supply agreements, which would adversely affect our ability to source components from such suppliers. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, or if any such litigation to enforce our supply agreements is not resolved in our favor, it may be difficult or impossible to find replacement components at a reasonable cost in a timely manner. Moreover, as we implement product upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with suppliers related to changes in current supply contracts. In addition, if we terminate any supply agreements we may be subject to cancellation or other settlement costs.

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

We are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms, and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

A significant portion of our revenue has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

A significant portion of our revenue has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 15.6% of our voting power as of December 31, 2023.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics agreed to collaborate to design and develop EDVs and/or certain component parts for use in Amazon’s last mile delivery operations. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive for Logistics, and Logistics has purchased and may continue to purchase EVs, including last mile delivery vehicles, from other manufacturers. In November 2023, we amended the EDV Agreement to change certain exclusivity and first refusal rights granted to Amazon, which previously prevented us from selling commercial vans to any other commercial customers. Under the EDV Agreement, as amended, we may sell commercial vans to third parties, subject to certain fees and limitations related to customer type and vehicle volume.

While the EDV Agreement provides that we will be reimbursed for certain development costs, it does not include any minimum purchase requirements or otherwise restrict Logistics from developing last mile vehicles in collaboration with, or purchasing last mile delivery vehicles from, third parties. The EDV Agreement may be terminated by either party with or without cause, subject to compliance with certain termination provisions. If we fail to adequately perform under the EDV Agreement, if significantly fewer EDVs are purchased than we currently anticipate, or if either party terminates the EDV Agreement for any reason, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and CEO.

RIVIAN AUTOMOTIVE, INC.

We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and CEO. Dr. Scaringe is a significant influence on and driver of our business plan and product development roadmap. If Dr. Scaringe were to discontinue his service due to death, disability or any other reason, or if his reputation is adversely impacted by personal actions or omissions or other events within or outside his control, we would be significantly disadvantaged.

In addition, Dr. Scaringe is a trustee of the Rivian Foundation. Dr. Scaringe’s position with the Rivian Foundation may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have significant duties, and may devote a substantial amount of time serving, as a trustee of the Rivian Foundation, which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

We may be unable to offer attractive financing and leasing options to vehicle purchasers, which would adversely affect demand and expose us to financial risks.

We offer financing arrangements for our vehicles through various financial institutions and currently offer leasing in 15 states. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and content of new vehicles. Lower than expected resale values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining residual values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow the Company, we may not be able to produce, market, service and sell (or lease) our vehicles successfully.

We plan to grow our go-to-market, sales, and service operations and invest in new technologies and manufacturing capabilities, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated information technology (“IT”) systems, and we plan to strategically expand infrastructure, both domestically and internationally, and expand additional manufacturing capacity in support of our next vehicle, R2. Our future operating results depend largely on our ability to manage this expansion and growth successfully, and any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Risks that we face in undertaking this expansion include, among others:

•attracting and retaining skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future;
•constructing and operationalizing our Stanton Springs North Facility;
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
•implementing and enhancing administrative infrastructure, systems, and processes;
•managing regulatory requirements and permits, labor issues, and costs in connection with the construction of additional facilities or the expansion of existing facilities;
•facing opposition from local anti-development groups or other special interest groups that are adverse to our business interests;
•failing to receive or maintain the support of local, state, federal or international politicians or other policymakers necessary to support expansion or new construction plans; and
•addressing any new markets and potentially unforeseen challenges as they arise.

RIVIAN AUTOMOTIVE, INC.

We may not succeed in maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles, products, and services.

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

The automobile industry is intensely competitive. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the EU, and China, have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do, which makes it more difficult for us to attract new customers and requires us to make greater investments in brand marketing, growth marketing, advertising, and physical infrastructure to support these efforts. If our marketing campaigns are not effective in generating demand or if we do not maintain a strong brand, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

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

We are selling, financing, and leasing our vehicles directly to customers rather than through franchised dealerships. This model of vehicle distribution is relatively new, different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have limited experience in selling and leasing vehicles and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long-established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well-established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If our direct sales and leasing model does not develop as expected, develops more slowly than expected, or faces significant adversity from the established industry, we may be required to modify or abandon our sales and leasing model, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.
As a manufacturer engaged in sales directly to consumers, we may also face regulatory limitations on our ability to sell and service vehicles directly, which could materially and adversely affect our ability to sell our vehicles. Many states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model for manufacturers. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators or to own or operate our own service centers. As a result, we may not be able to sell, finance, or lease directly to customers in each state in the United States or provide service from a location in every state. In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. Dealer associations have also resorted to lawsuits in state courts to challenge our ability to obtain dealer licenses and operate directly even in states that have laws that would otherwise allow us to own and operate retail locations. We expect dealer associations to continue to mount legal and legislative challenges to our business model. If these types of challenges are successful in limiting our ability to sell, finance, or lease directly to customers or to own and operate service centers, such limitations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. For customers residing in states in which we will not be allowed to sell, lease, or deliver vehicles, we must generally conduct the sale or lease out of the state over the internet or telephonically and may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell or lease and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business. States may also restrict our ability to service vehicles once sold or leased and delivered to customers. Some states, for example, have laws that prohibit manufacturers from providing warranty service in state or restrict the ability for manufacturers to own or operate service operations. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or dealerships that we can operate. The foregoing examples of state laws governing the sale and servicing of motor vehicles are just some of the legal hurdles we face as we sell, lease, and service our vehicles. In many states, there is limited historical application of motor vehicle laws to our sales model, particularly with respect to the sale of new vehicles over the internet. Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in the United States, Canada, EU, China, Japan, U.K., and Australia relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles. These uncertainties and complexities subject us to substantial risk and could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

Our manufacturing plant consists of large-scale machinery combining many components, including complex software to operate such machinery and to coordinate operating activities across the manufacturing plant. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time, especially as we ramp up production on new products or in connection with planned plant shutdowns to rerate our lines or introduce new designs and technologies, and will depend on repairs, spare parts, and IT solutions to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant machinery may significantly affect operational efficiency.

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and work stoppages, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, we have experienced several small fires in our Normal Factory. While these events were quickly contained and resulted in minimal damage and production delay, we cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay.

We have experienced and may in the future experience operational risks. Such risks, if materialized, may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. We cannot be certain that our insurance

RIVIAN AUTOMOTIVE, INC.
coverage will be sufficient to cover potential costs and liabilities arising from operational risks or at reasonable rates. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our vehicles rely on software and hardware that is highly technical, and from time to time can contain errors, bugs, vulnerabilities, or design defects. If we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles. In addition, our vehicles depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. Our systems are subject to certain technical limitations that may compromise our ability to meet our objectives, and our software and hardware can contain errors, bugs, vulnerabilities, or design defects. Some errors, bugs, vulnerabilities, or design defects inherently are difficult to detect and, in some cases, are only discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers.

Additionally, there is a risk that when we deploy updates to the software (whether to address issues, deliver new features, or make desired modifications) our over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software. In such cases, the software within our customers’ vehicles may and will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We must continue to develop complex software and technology systems in coordination with vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated on a timely basis or at all.

Our vehicles and operations use a substantial amount of complex in-house and third-party software and hardware. The continued development and integration of such advanced technologies are inherently complex and requires us to coordinate with our vendors and suppliers to reach mass production for our vehicles. Defects and errors can be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may harm our competitive position.

We rely on third-party suppliers to develop a number of emerging technologies for use in our products, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our third-party suppliers, we could experience delays in delivering on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If there is inadequate access to charging stations, our business will be materially and adversely affected and we may not realize the benefits of our charging networks.

Demand for our vehicles will depend in part upon the availability of a charging infrastructure. We continue to deploy our Rivian Adventure Network, which consists of DC fast charging stations in the United States. We market our ability to provide our customers with comprehensive charging solutions, including the Rivian Adventure Network, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. We have limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges, which include:

•charging station performance and reliability issues;

RIVIAN AUTOMOTIVE, INC.
•the logistics, including any delays or disruptions, of rolling out and supporting our Rivian Adventure Network and teams in appropriate areas;
•successful integration with existing third-party charging networks;
•inadequate capacity or over capacity in certain areas,
•security risks, or risk of damage to vehicles, charging equipment, or real or personal property;
•access to sufficient charging infrastructure;
•obtaining any required permits, land use rights, and filings;
•the potential for lack of customer acceptance of our charging solutions; and
•the risk that government support for EV and alternative fuel solutions and infrastructure may not continue.

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure and concerns around reliability. Although we have expanded and intend to continue to expand our charging networks throughout the United States and eventually in other countries, with a focus on strategically deploying our charging stations in those regions with the highest concentration of current and potential customers, major interstates as well as targeted destination areas, we may be unable to expand the Rivian Adventure Network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. This could be due to a number of factors, including the inability to secure, or delays in securing, suitable locations and permits, problems negotiating leases with landowners, difficulties in interfacing with the infrastructures of various utility companies, and greater than expected costs and difficulties of installing, maintaining, and operating the networks. Should sufficient charging infrastructure be delayed in materializing, or not materialize at all, consumer confidence in EVs could be significant, which could, in turn, negatively impact sales and profits for EV manufacturers. In addition, if we do not realize the benefits of our charging networks, our brand and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. In June 2023, we announced the adoption of NACS and planned incorporation of NACS charge ports and access to Tesla’s Supercharger network. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, reliability, safety, or security, any delays in implementation of NACS charge ports and access or in delivery of NACS adapters, or any limitation or cancellation of our customers’ access to any third-party charging network, could impact the demand for our EVs. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our vehicles use lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within our vehicles use lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

In addition, we store lithium-ion cells at our facilities and currently have higher levels of battery cells in our inventory, which exposes us to risk of obsolescence, degradation, or damage. In addition, we have experienced, and may in the future experience, thermal events related to our battery cells. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations and any prolonged or significant disruption would materially and adversely affect our business, prospects, financial condition, results of operations or cash flows. Such damage or injury could also lead to adverse

RIVIAN AUTOMOTIVE, INC.
publicity, regulatory action, and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses, or other regulatory consequences, which could limit our ability to manufacture and deliver our vehicles and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

We have limited experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We have limited experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we plan to keep core areas of vehicle service internal over time, we continue to partner strategically with third parties to enable nationwide coverage of certain important services to our customers, such as emergency roadside and off-road assistance, third party collision repair support, and tire distribution needs. There can be no assurance that we will be able to maintain acceptable arrangements with our third-party providers. Although such servicing partners may have experience in servicing other vehicles, they have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and rely upon mobile service vehicles with technicians to provide service to our customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.

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

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. There have also been longer wait times for service, which can negatively impact customer experience and satisfaction. In addition, customer behavior and usage and limited experience of collision centers that repair our vehicles can result in higher-than-expected maintenance and repair costs for our customers, which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also could be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles or increase our operating costs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, other EV business models, such as battery swapping, or other improvements in the fuel economy of the ICE or the cost of such fuels, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, and existing and other battery cell technologies, fuels, or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any of these, including any failure by us to anticipate customers’ rapidly changing needs, expectations, and preferences, could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology.

As technologies change, we plan to continue to upgrade or adapt our vehicles with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. The introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles. In addition, upgrades and adaptations to our

RIVIAN AUTOMOTIVE, INC.
vehicles will also require, from time to time, planned and temporary manufacturing shutdowns. Plant shutdowns, whether associated with product changes or other factors, can have a negative impact on our revenues and a negative impact on our working capital. If we are unable to cost efficiently implement new technologies or adjust our manufacturing operations, if we experience delays in achieving the foregoing, or if planned manufacturing shutdowns last longer than projected, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

We are subject to risks associated with advanced driver assistance technology.

Our vehicles provide advanced driver assistance capabilities to our customers supported by hardware, software, and machine learning models. Errors in the design, implementation, or execution of these components could lead to increased risk for our customers or third-party road users. Advanced driver assistance technologies are subject to risks, and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on driver interactions, and there may be a subset of drivers who may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our advanced driver assistance systems occur, we could be subject to liability, negative publicity, government scrutiny, and further regulation. Moreover, any incidents related to advanced driver assistance systems of our competitors could adversely affect the perceived safety and adoption of our vehicles and advanced driver assistance technology more broadly.

Advanced driver assistance technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself. Our vehicles also may not achieve the requisite level of advanced driver assistance required for certification in applicable jurisdictions. With this dynamically shifting regulatory environment, there is a risk that we may not satisfy regulatory requirements, in which case we may be required to redesign, modify, or update our advanced driver assistance hardware and related software systems. In addition to regulatory changes, increasing demand for engineering talent in the artificial intelligence industry may cause disruption in the development of our advanced driver assistance technology and, coupled with disruptive new hardware technologies emerging year over year, may impact our long-term roadmap. We may also fail to deliver the level of advanced driver assistance systems that customers expect from vehicles in our class. Any of the foregoing could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Any reduction, elimination, or discriminatory application of government policies, subsidies, and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of EVs or other reasons, may result in the diminished competitiveness of the alternative fuel and EV industry generally or our vehicles in particular. Additionally, federal, state, and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA, which was enacted into law on August 16, 2022, modified the 30D tax credit by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. If this law was to be repealed, it could have a direct impact on demand for EVs, including our vehicles. Eligibility for the 30D tax credit is also contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Some of these requirements require interpretations from government bodies and any changes could impact the applicability or effectiveness of this law. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. If our vehicles do not meet the pricing caps or satisfy the additional sourcing and manufacturing requirements by the deadlines set forth in the IRA, or if our customers do not fall within the specified income limits, some or all of the 30D tax credit may no longer be available to our customers. Failure of our vehicles to meet the 30D tax credit eligibility requirements may place our vehicles at a price disadvantage to competing EV manufacturers that offer EVs meeting all of the requirements for eligibility under the 30D tax credit. In addition, the IRA eliminated the current phase-out for EV manufacturers that sell 200,000 vehicles, thereby

RIVIAN AUTOMOTIVE, INC.
reinstating the 30D tax credit for competitors of Rivian who had previously been phased out. These changes to the 30D tax credit and any future changes to tax incentives that make it less likely for our EVs to qualify could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans, and other incentives, including regulatory credits, for which we apply or on which we rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

From time to time we apply for federal and state grants, loans, and/or tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and EVs and related technologies. We anticipate that there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state, and foreign governments while at the same time, some programs and opportunities may be eliminated. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and various levels of approval of our applications to participate in such programs. The application process for these funds and other incentives is often highly competitive. There can be no assurance that we will be successful in obtaining any of these additional grants, loans, and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, we earn tradable credits in the operation of our business under various regulations related to ZEV, GHG, fuel economy, renewable energy and clean fuel. For example, CAFE, GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and to allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn GHG, CAFE and ZEV credits by exceeding the standard in a given model year, which credits can either be applied to shortfalls in future years or traded to other automakers. We have contracted to sell and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards, and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time.

In 2020, the EPA and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for light duty vehicles model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. In 2021, changes to the SAFE Vehicles rule were finalized that increased GHG standards stringency for model years 2023 through 2026, and in 2022, the fuel economy standards were made more stringent for model years 2024 through 2026. In addition, the rules reinstating California’s and other states’ authority were finalized in 2022, while California regulators extended the Advance Clean Cars rule for model years 2026 through 2035 and finalized the ACT rule. Concurrently, in April 2023, EPA granted California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for its new medium and heavy-duty standards. Further, in 2023, EPA and NHTSA proposed new regulations for 2027 and later model year light and medium duty vehicles. While the recent proposals are not yet final, the current federal GHG and fuel economy standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits. If the courts find against EPA and NHTSA or reverse the reinstatement of California and other states’ authority, the value of certain regulatory credits would likely decrease. In addition, there are efforts in Congress to limit or reverse new EPA GHG standards and inhibit California’s ability to regulate vehicle emissions. As a result, uncertainty remains about EPA’s ability to set vehicle emissions standards, as well as the future of California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales had been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing and vehicle insurance premiums have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely

RIVIAN AUTOMOTIVE, INC.
affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates continue to increase substantially or remain relatively high, or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles and demand for our vehicles could be negatively impacted, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

Any field action, including a product recall, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We and our suppliers have initiated recalls, and expect to initiate recalls in the future, voluntarily or involuntarily, if it is determined that a safety-related defect or noncompliance with applicable federal motor vehicle safety standards exist in any of our vehicles or components (including our battery cells). For example, in November 2023 we initiated a voluntary recall impacting approximately 1,500 vehicles after determining that in R1T and R1S vehicles that installed a certain software update, the in-vehicle defroster system controls and functionality may have been unavailable during vehicle operation. Recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand and our business, prospects, financial condition, results of operations, and cash flows.

We have been and will become subject to product liability claims, which could harm our business, prospects, financial condition, results of operations, and cash flows if we are not able to successfully defend or insure against such claims.

We have been and will become subject to product liability claims, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our vehicles do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects, financial condition, results of operations, or cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

RIVIAN AUTOMOTIVE, INC.
We face risks associated with establishing and maintaining international operations, including unfavorable regulatory, political, currency, tax, and labor conditions, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business plan includes operations in international markets, including initial manufacturing and supply activities and sales in select markets in Canada and Europe, and eventual expansion into other international markets. We face risks associated with our international operations, including possible unfavorable regulatory, political, tax, and labor conditions, which could harm our business. We have established and expect to continue to establish international operations and subsidiaries that are subject to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have very limited experience to date selling or leasing and servicing our vehicles internationally and international expansion requires us to make significant expenditures, including the hiring of local employees and establishing facilities and related systems and processes, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles, and require significant management attention. These risks include:

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
•foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•inflation and fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations, and restrictions, including in the areas of supply chain, labor, environmental, health, and safety and related compliance costs;
•foreign data privacy and security laws, regulations, and obligations;
•expenditures related to foreign lawsuits and liability;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•concerns raised by foreign governments regarding United States policies that may be seen as unfair domestic subsidies contrary to World Trade Organization rules or other agreements to which the United States is a party;
•laws and business practices favoring local companies;
•difficulties protecting or procuring intellectual property rights;
•political instability, natural disasters, war (including the ongoing military conflict between Russia and Ukraine, and in Israel and Gaza) or events of terrorism, and health epidemics; and
•the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our business depends substantially on the efforts of our key employees and qualified personnel, and if they are unable to devote a sufficient amount of time and resources to our business, or if we are unable to attract and retain key employees and hire qualified management, technical, EV, software engineering, and commercial personnel, our ability to compete could be harmed.

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

RIVIAN AUTOMOTIVE, INC.

In addition, Dr. Scaringe and Rose Marcario, current Rivian directors, are also trustees of the Rivian Foundation; and Rivian’s Chief Financial Officer (“CFO”), Claire McDonough, serves as Treasurer of the Rivian Foundation. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us.

Our success also depends, in part, on our continuing ability to identify, attract, hire, train, and develop other highly qualified personnel. Rivian’s rapid growth has required a focus on organizational design and ensuring we have the right leaders in place to manage the business. We have recruited and hired new leaders with the objective of identifying talent we believe will help scale our operations. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, especially in California and for talent across product development and all engineering disciplines. In addition, we have hired and trained a significant number of employees from the area surrounding the Normal Factory. In order to remain competitive in our hiring practices in the Normal, IL area we have increased compensation in the past and may have to do additional increases. If there is not an adequate number of candidates in the local area to support our operations at full capacity at the Normal Factory or eventually at our Stanton Springs North Facility, we may continue to face higher costs to hire employees and our business, financial condition, results of operations, and cash flows could be adversely affected.

Our ability to attract, hire, and retain employees depends on our ability to provide competitive compensation and benefits. We issue equity awards to our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Declines in the price of our Class A common stock or negative perceptions on the value of our Class A common stock may adversely affect our ability to hire or retain employees. Any inability to attract, assimilate, develop, or retain qualified personnel in the future could adversely affect our business, including the execution of our business strategy.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, and developing the infrastructure associated with being a public company, we will need to maintain our culture across a larger number of employees, disciplines, and geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to attract, engage, and retain the talent required to support our future success.

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we are focused, agile, and efficient to achieve our priorities and objectives. For example, we have implemented and continue to implement certain cost reduction efforts to reduce material spend, operating expenses, and capital expenditures, including several reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, continuity, accumulated knowledge, and efficiency during transitional periods. Any of these impacts could also adversely affect our brand and reputation as an employer, making it more difficult for us to attract new employees in the future and increasing the risk that we may not achieve the anticipated benefits from the restructuring.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions, and an increased risk of disruption to operations. The United Auto Workers (“UAW”) recently announced its intention to seek to unionize over a dozen auto manufacturers, including Rivian. In recent months, the UAW has reached new agreements with other automakers with substantial increases to compensation for union employees. If any of our employees decide to join or seek recognition to form a labor union, or if we are required to become a union signatory, we could be subject to risks as we engage to finalize negotiations with any such union, including substantial distraction from our business, potential work slowdowns or stoppages, delays, and increased human capital related costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.
Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures, and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity, and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product variants based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenue from period to period may fluctuate due to seasonality. For example, in the fourth quarter of 2023, Amazon limited the intake of EDVs during its peak holiday delivery period, resulting in a more significant gap between production and deliveries in the fourth quarter relative to prior periods. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our vehicles, changes in interest rates, impairment of long-lived assets, macroeconomic conditions, both nationally and locally, negative publicity relating to our vehicles, changes in consumer preferences and competitive conditions, investment in expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements contain or may contain restrictive covenants that may limit our operating flexibility.

As of December 31, 2023, our total principal amount of outstanding indebtedness was $4.5 billion. As of December 31, 2023, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $400 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

We will be required to use a portion of our future cash flows from operations to pay interest and principal on our indebtedness, including, for example, $1.25 billion principal amount of senior secured floating rate notes due October 2026 (“2026 Notes”). Such payments will reduce the funds available to use for working capital, operating expenditures, capital expenditures, and other corporate purposes, and limit our ability to obtain additional financing for working capital, operating expenditures, capital expenditures, expansions plans, and other investments, which may in turn limit our ability to execute against our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.

In addition, the credit agreement governing the ABL Facility and the indenture governing the 2026 Notes contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) also contain certain similar restrictive covenants, some of which, however, are less restrictive than the covenants under the ABL Facility and the indenture governing the 2026 Notes. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate the credit agreement governing the ABL Facility or any future debt agreements, if applicable, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by substantially all of the assets of Rivian Holdings, LLC and its subsidiaries (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. Noteholders of our 2029 Green Convertible Notes and 2030 Green Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes or the 2030 Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their

RIVIAN AUTOMOTIVE, INC.
2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these various financial covenants, pay the principal and interest when due under our debt agreements or repurchase the 2029 Green Convertible Notes or the 2030 Green Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings, or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indentures governing the 2026 Notes, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We rely on third-party vendors for certain product and service offerings, which exposes us to increased risks.

We contract with third parties to provide certain products and services to our customers, including vehicle financing, insurance, collision repair, roadside assistance, service part processing, service visit alternative transportation, tires, windshields, and 12V battery replacement. Although we carefully select our third-party vendors, we cannot control their actions and our vendors have not always performed as we expect. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors have in the past experienced and may in the future experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of third-party vendors represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Certain of our principal stockholders or their affiliates are or may in the future engage in, and certain of our directors are affiliated with entities that may in the future engage in, commercial transactions with us, or business activities similar to those conducted by us, which may compete directly or indirectly with us, causing such stockholders or persons to have conflicts of interest.

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, an affiliate of Amazon.com, Inc., which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. Amazon will continue to be able to influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our commercial vehicles. Our relationship with Amazon could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon.

Further, employees of two of our stockholders and their affiliates serve on our board of directors and retain their positions with such stockholders or their affiliates. Given such relationships, and despite their fiduciary duties as directors and the rules applied by our board of directors to handle conflicts of interest, these individuals’ positions may create, or create the appearance of, conflicts of interest when they are asked to make decisions that could have different implications for such stockholders or their affiliates than the decisions have for us or our other stockholders or customers.

We are subject to risks associated with exchange rate fluctuations, interest rate changes, and commodity and credit risk.

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, whereby the sales or purchasing transactions are denominated in currencies other than our functional currency. Although we may manage risks associated with fluctuations in currency and interest rates and

RIVIAN AUTOMOTIVE, INC.
commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins. Borrowings under the ABL Facility and the 2026 Notes accrue interest at variable rates, which exposes us to interest rate risk.

Risks Related to Information Technology, Data Security, Privacy, and Intellectual Property

Breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.

Threats to networks and information technology infrastructure are increasingly diverse and sophisticated. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our suppliers’) internal networks, vehicles, infrastructure, and cloud deployed products and the information they store and process, including personal information of our employees and customers, including names, accounts, user IDs and passwords, vehicle information, and payment or transaction related information. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have been and continue to be subject to ransomware and phishing attacks. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted.

Any actual, alleged, or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged, or perceived data security incident we or our suppliers suffer, could result in: damage to our reputation; negative publicity; loss of customers and sales; loss of competitive advantages over our competitors; increased costs to remedy any problems and provide any required notifications, including to regulators and individuals, and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. In addition, we may incur significant financial and operational costs to investigate, remediate, and implement additional tools, devices, and systems designed to prevent actual or perceived security breaches, and other security or privacy-related incidents, as well as costs to comply with any notification obligations resulting from any such incidents. Further, we could also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our Company, and would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

While we maintain cyber insurance that may help provide coverage for security breaches or other incidents, such insurance may not be adequate to cover the costs and liabilities related to them, which in some cases could materially and adversely impact our operating results and financial condition. In addition, our insurance policy may change as a result of such incidents or for other reasons, which may result in premium increases or the imposition of large deductible or co-insurance requirements.

RIVIAN AUTOMOTIVE, INC.
If we fail to comply with federal, state, and foreign laws relating to privacy and data security, we may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We receive, store, handle, transmit, use, and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules, and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we may be subject to state privacy laws such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), as well as other privacy statutes that share similarities to the CPRA that have been enacted in certain other states, such as Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of personal information and there remains interest at the federal level as well, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, as we continue to expand our foreign operations, we may also become subject to international privacy laws such as the European Union’s General Data Protection Regulation (EU) 2016/679 (“GDPR”), the U.K. Data Protection Act of 2018, and other international data protection, privacy, data security, marketing, data localization, and similar national, state, provincial, and local laws.

These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Any significant changes to applicable laws, regulations, or industry practices regarding the use, transfer, or disclosure of individual data, or regarding the manner in which the express or implied consent of individuals for the use and disclosure of such data is obtained – or in how these applicable laws, regulations, or industry practices are interpreted and enforced by state, federal, and international privacy regulators – could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that individuals share with us.

Our roadmap also integrates machine learning, artificial intelligence, and automated decision making in our products and business. However, in recent years use of these technologies has come under increased regulatory scrutiny. New laws, guidance, and/or decisions in this area could provide a new regulatory framework that will evidence a necessity to adjust or that may limit our ability to use our existing machine learning and artificial intelligence models and require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all of these obligations. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or that may conflict with other rules or our practices. We may also incur significant expenses to comply with privacy and security standards and controls imposed by laws, regulations, industry standards, or contractual obligations. Our failure to comply with applicable laws, directives, and regulations (e.g., the GDPR and CCPA) or related contractual obligations may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Any unauthorized control or manipulation of our vehicles’ systems could result in a loss of confidence in us and our vehicles and harm our business.

Our vehicles contain complex technology systems. For example, our vehicles are outfitted with built-in data connectivity to install periodic remote updates to improve or update the functionality of our vehicles. We have implemented cryptographic technologies to deliver updates securely from Rivian, including a hardware security module to verify the integrity of vehicle software by using cryptographic hashes. We have designed, implemented, and tested security measures intended to prevent

RIVIAN AUTOMOTIVE, INC.
cybersecurity breaches or unauthorized access to our information technology networks, our vehicles and their systems, and intend to implement additional security measures as necessary. However, hackers and other malicious actors may attempt in the future to gain unauthorized access to modify, alter, and use networks, vehicle software and our systems to gain control of, or to change, our vehicles’ software or to gain access to data stored in or generated by the vehicle. Errors and vulnerabilities, including zero days, in our information technology systems will be probed by third parties and could be identified and exploited in the future, and our remediation efforts may not be timely or successful. Any unauthorized access to or control of our vehicles or their systems or any unauthorized access to or loss of data could result in risks to our customers, unsafe driving conditions, or failure of our systems, any of which could result in interruptions in our business, regulatory investigations, legal claims or proceedings which may or may not result in our favor and could subject us to significant liability and expense. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems, or data are capable of being “hacked” and lack appropriate safety controls, could negatively affect our brand and harm our business, prospects, financial condition, results of operations, and cash flows.

We utilize third-party service providers to support our service and business operations and any errors, disruption, performance problems, delays, or failure in their or our operational infrastructure could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation, and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of these services depend on the continued operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Third-party services have been and may be subject to errors, disruptions, security issues, or other performance deficiencies. In addition, if third party services are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), our business can be negatively impacted in a number of ways, including errors or defects in our platforms, failure of our platforms, which could adversely affect the experience of our customers, our reputation, and brand, exposure to legal or contractual liability, an increase in our expenses, and interruption in our ability to manage our operations, all of which may take significant time and resources, increase our costs, and could adversely affect our business. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

We are, and may in the future become, subject to patent, trademark, and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.

We are involved in, and may in the future become party to additional, intellectual property infringement proceedings. Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary or intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, lease, or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents, trademarks, trade secrets, or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting, or otherwise violating such rights. Such parties have brought and may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. Our applications for and uses of trademarks relating to our products, services, or designs, could be found to infringe upon existing trademark rights owned by third parties. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses, could distract our technical and management personnel from their normal responsibilities and result in negative publicity. Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

RIVIAN AUTOMOTIVE, INC.

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
•redesign or reengineer our vehicles or other technology, goods, or services, which may be costly, time-consuming, or impossible; or
•establish and maintain alternative branding for our products and services.

Furthermore, many of our employees were previously employed by other automotive companies, by suppliers to automotive companies or companies with similar or related technology, products, or services. We are, and may in the future become, subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or fines and be enjoined from using certain technology, products, services, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from attempting to copy, reverse engineer, or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe, misappropriate, or otherwise violate our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition, results of operations, or cash flows.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. If our patents expire or are not maintained, our patent applications are not granted or our patent rights are contested, circumvented, invalidated, or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies or products, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.

There can be no assurance that our pending applications will issue as patents. Even if our patent applications result in issued patents, these patents may be contested, circumvented, or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable.

Our use of open-source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services, and subject us to possible litigation, claims or proceedings.

We use open-source software in connection with the development and deployment of our products and services, and we expect to continue to use open-source software in the future. Companies that use open-source software in connection with their products have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms, and we may be required to purchase a costly license or cease offering the implicated products or services unless and until we can reengineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the reengineering process successfully. Some open-source software licenses may require users who distribute proprietary software containing or linked to open-source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open-source license, which could include proprietary source code. In such cases, the open-source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur or could be claimed to have occurred, in part because open-source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts. In addition, failure to comply with Company policies on information technology and intellectual property may create a risk of public disclosure of confidential, proprietary, or sensitive information, such as source code or business plans, when using certain publicly available or open-source software programs that train their models with information provided by users, such as generative artificial intelligence or other software utilizing learning models. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our platform through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
standards in effect in those countries. Failure by us to maintain compliance of the R1T, R1S, EDV, or obtain certification of compliance for any future EV model with motor vehicle safety standards in the United States, Canada, the EU or other jurisdictions would have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of our Stanton Springs North Facility.

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other operating permits from federal, state and local government entities. While we currently have all the permits necessary to carry out and perform our current plans and operations at our Normal Factory, construction and operations at our Stanton Springs North Facility will require permits, approvals, certifications, and licenses. See Part I, Item 3 “Legal Proceedings” for additional information on matters related to our Stanton Springs North Facility. Delays, legal challenges by project opponents, denials or restrictions of any applications or assignment of any permits, approvals, certifications, and licenses, whether for the manufacturing facility or any future facility, such as our spaces, service centers and parts distribution centers could adversely affect our ability to execute on our business plans and objectives.

We plan to commence construction on our Stanton Springs North Facility in 2024. As a greenfield site, construction of this facility will require substantial capital and numerous state and local permits. In addition, the project requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete the project. Any significant problems or delays in the construction of the Stanton Springs North Facility or in bringing the manufacturing facility to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles.

We are subject to various environmental, health, and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial, and/or local environmental, health, and safety laws and regulations, including laws relating to the use, handling, storage, and disposal of, and human exposure to, hazardous materials. Environmental, health, and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental, health, and safety laws, which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, and fines and penalties. Compliance with environmental, health, and safety laws and regulations could also lead to increased costs of compliance, including remediation of any discovered issues, and changes to our operations, which may be significant, and failures to comply could result in significant expenses, delays, substantial fines and penalties, third-party damages, suspension of production, or a cessation of our operations.

Contamination at properties currently or formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which can impose liability for the full amount of contamination response-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws, including CERCLA, and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our operations are also subject to federal, state, provincial, and local workplace safety laws and regulations, including the U.S. Occupational Health and Safety Act, and equivalent international laws and regulations, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations. The costs required to comply with workplace safety laws can be significant, and non-compliance could adversely affect our

RIVIAN AUTOMOTIVE, INC.
production or other operations, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to substantial and evolving regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business, prospects, financial condition, results of operations, and cash flows.

Our vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as:

•the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an EV;
•new state regulations of EV fees could discourage consumer demand for EVs;
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
•changes in regulations relating to advanced driver assistance technology could require us to modify our advanced driver assistance hardware and related software systems; and
•future rulemaking governing GHG and CAFE standards could reduce new business opportunities for our business.

To the extent the laws change, our vehicles may not comply with applicable international, federal, state, or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret, and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell or lease vehicles directly to consumers could have a material and adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments, or other transactions with various third parties to further our business purpose. However, there are no assurances that we will be able to identify or secure suitable alliances in the future or that we will be able to maintain such alliances, which could impair our overall growth. In addition, these alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party, and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

RIVIAN AUTOMOTIVE, INC.
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

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to the imposing country and import raw materials and product components for our vehicles. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. If we experience cost increases as a result of existing or future tariffs, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. In addition, China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. For example, foreign companies could begin manufacturing vehicles in Mexico in order to take advantage of the United States-Mexico-Canada Agreement that could allow the free flow of trade into the United States and Canada, two of our markets.

We are subject to export and import control laws, and non-compliance with such laws can subject us to criminal liability and other serious consequences, which can harm our business.

We are subject to export control laws, import and economic sanctions laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Control. United States export controls apply to (1) items that are produced in the United States, wherever they are geographically located, (2) all items located in the United States, even if only moving in transit through the United States, and (3) certain foreign-produced items, including those that incorporate more than de minimis levels of controlled United States-origin content. A violation of applicable laws could subject us to whistleblower complaints, adverse media coverage, investigations, and administrative, civil, and criminal penalties, collateral consequences, remedial measures, and legal expenses. In addition, we may in the future establish international operations for the reassembly or manufacture of our vehicles, which could subject us to additional constraints under applicable export and import controls and laws.

In addition, changes to our vehicles, or changes in applicable export control, import, or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or, in some cases, prevent the export or import of our vehicles, parts, and software to certain countries, governments or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons, or technologies targeted by such laws and regulations could also result in decreased use of our vehicles, as well decreasing our ability to export or market our vehicles to potential customers. Any decreased use of our vehicles or limitation on our ability to export or market our vehicles could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to administrative, civil, and criminal fines and penalties, collateral consequences, remedial measures, and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the United

RIVIAN AUTOMOTIVE, INC.
States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption laws are interpreted broadly and prohibit companies and their officers, directors, employees, agents, contractors, and other business partners from corruptly offering, promising, authorizing, or providing anything of value to recipients in the public or private sector for the purposes of influencing decisions, obtaining or retaining business, or otherwise obtaining favorable treatment. Our policies and procedures are designed to comply with these regulations but may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such conduct.

Non-compliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, and administrative, civil, and criminal sanctions, collateral consequences, remedial measures, and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022 three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its initial public offering (“IPO”) underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. See Part I, Item 3 “Legal Proceedings.”

Changes in tax laws and the application of such laws may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

New income, sales, use, or other tax laws, statutes, rules, regulation, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In particular, presidential, congressional, state, and local elections could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, governments may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of new minimum taxes or surtaxes on certain types of income. To the extent that such changes occur and have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Increasing scrutiny and changing expectations from global regulators, our investors, consumers, and employees with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, consumers, employees, and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet investor, consumer, or employee expectations on ESG matters, particularly because our mission is to create innovative and technologically advanced products with the goal of accelerating the global transition to zero-emission transportation and energy, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some softening of ESG support among some stakeholders and government institutions and we could be criticized by some for the scope or nature of our ESG initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) targeting the Company that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve our ESG profile, and any such initiatives or achievements of such commitments may be costly. For example, we recently published our first Impact Report, which includes our goals around climate, product, and belonging. In addition, our commitment to The Climate Pledge, pursuant to which signatories pledge to reach net-zero emissions by 2040, and subsequent reporting and emissions reductions and offsets could require considerable investments, and our commitment, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, is complex and ambitious, and we cannot guarantee that we will meet our commitment. Our ability to achieve this commitment, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Such risks include, for example, the availability and cost of low or non-carbon based energy sources, the evolving regulatory requirements affecting ESG standards or disclosures, the availability of suppliers that can meet our sustainability and other standards, our ability to recruit, develop, and retain a diverse range of talent, and other items discussed in these risk factors. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach in the field to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, standards, internal control, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to achieve, any of our goals, either on an initial timeline or at all. Implementing and achieving our commitment and other initiatives may also result in increased costs in our supply chain and business operations. Furthermore, if our competitors’ corporate responsibility performance is

RIVIAN AUTOMOTIVE, INC.
perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We may not achieve our commitments in the manner we currently intend or at all, and any failure (or perceived failure) to meet such commitments may adversely impact our relationship with certain stakeholders.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. In addition, California has recently enacted climate disclosure laws that may require companies to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims. Similarly, we may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU directives or EU and EU member state regulations, or various disclosure requirements on various sustainability topics, including climate change, biodiversity, workforce, supply chain, and business ethics. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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
•the projections and any other guidance we provide to the public, and any changes in, or failure to meet, such projections or guidance;
•failure of securities analysts to maintain coverage of Rivian, changes in financial estimates or ratings by any securities analysts who follow Rivian, or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, capital commitments, or changes to EV production plans;
•lower-than-anticipated industry wide EV adoption rates or perception that EV demand is slowing;
•changes in stock market valuations and operating performance of other EV companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•macroeconomic conditions, such as recessions, changes in inflation or interest rates, and slow or negative growth of our markets;
•significant changes in our board of directors or management;
•sales of large blocks of our common stock, including sales by our Founder, our executive officers and directors or investors;
•lawsuits threatened or filed against us;
•actual or anticipated changes in United States and non-United States laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock, including by holders of our 2029 Green Convertible Notes or 2030 Green Convertible Notes that employ a convertible arbitrage strategy with respect to such notes;

RIVIAN AUTOMOTIVE, INC.
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and Ukraine and in Israel and Gaza and related economic sanctions, pandemics (including COVID-19 and associated variants), incidents of terrorism, or responses to these events; and
•the other factors described in this Part I Item 1A. “Risk Factors”.

The stock market in general, and the market for technology companies and EV companies in particular, has experienced extreme price and volume fluctuations, which in many cases have been unrelated or disproportionate to the results of operations of those companies. Significant declines in the market price of our Class A common stock could also impact consumer confidence in the Company, which could have an adverse impact on our sales. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of a stockholder’s investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Such litigation could result in substantial costs and divert management’s attention and resources from our business.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 49.0% of the voting power of our outstanding capital stock and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control, entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 8.8% of the voting power of our outstanding capital stock but 2.31% of the total shares of common stock outstanding.

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

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, or if our results fall short of the projected results published by one or more of the analysts, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish

RIVIAN AUTOMOTIVE, INC.
reports on us regularly, we could lose visibility in the financial markets and demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition. These provisions include:

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

RIVIAN AUTOMOTIVE, INC.
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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the exclusive forum (or if such court does not have subject matter jurisdiction, the federal district court of the State of Delaware) for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. This provision would not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instances, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating such action in another jurisdiction, which could harm our business, prospects, financial condition, results of operations, and cash flows.

General Risk Factors

Our business is subject to the risk of earthquakes, fire, power outages, floods, other natural disasters, the physical effects of climate change and other catastrophic events, and to interruption by man-made events such as terrorism.

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters, and the acute physical effects of climate change, which may include more frequent or severe storms, hurricanes, floods, droughts, heatwaves, and wildfires, and other similar events. For example, we have offices and a significant number of employees in California, a region known for seismic activity and wildfire risk. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature

RIVIAN AUTOMOTIVE, INC.
or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. In certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility, and other financial impacts. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions, or other natural disasters, including due to climate change, a health epidemic, pandemic or similar outbreak, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

Our insurance strategy may not be adequate to protect us from all business risks.

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary in the market and in our industry and available in the current insurance market. We place our insurance coverage with financially sound carriers per AM Best, a credit rating agency for the insurance industry, and in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention and coverage. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific risk. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Coverage for a risk may not be certain and subject to insurers reservation of rights based on notable terms, conditions, and/or exclusions. Disputes with carriers over coverage issues have arisen and may arise in the future. Losses that are not covered by insurance may be substantial and/or unpredictable and may adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us, such as product recall insurance, or, if available, may be at a significantly higher cost, such as earthquake insurance, based on insurance market conditions, our specific industry, and/or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy, which can result in the assumption of greater risks to offset insurance market fluctuations.

General business and economic conditions could reduce our orders and sales, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our business and results of operations are subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, sustained inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty, including in connection with tariffs or trade laws. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms, and wildfires, public health crises, political crises, such as terrorist attacks, war, or other political instability, or other unexpected events, and such events could also disrupt our operations, internet, or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Recently, certain automobile manufacturers have announced delays or cutbacks in EV production plans as a result of these and other factors impacting the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel reservations.

RIVIAN AUTOMOTIVE, INC.
We have remediated the material weaknesses previously reported in our internal control over financial reporting, but if we identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could adversely affect investor confidence in the accuracy and completeness of our financial statements and adversely affect our business and operating results and the market price for our Class A common stock.

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting, which were not remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses previously identified pertained to controls to address access and segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. After completing several remedial actions as described in Part II, Item 9A "Controls and Procedures" we have remediated the previously identified material weaknesses as of December 31, 2023.

However, there can be no assurance that the measures we have taken to date, or any actions we may take in the future, will be effective in preventing or mitigating potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. If we are then unable to remediate the material weaknesses in a timely manner and further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could result in material misstatements in our financial statements that may continue undetected or a restatement of our financial statements for prior periods. This may negatively impact the public perception of the Company and cause investors to lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our Class A common stock, harm our ability to raise capital on favorable terms, or at all, in the future, and subject us to litigation or investigations by regulatory authorities, which could require additional financial and management resources or otherwise have a negative impact on our financial condition.

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

We have incurred and will continue to incur increased costs associated with reporting and corporate governance rules and regulations for public companies. These rules and regulations have increased and may continue to evolve. For example, the SEC recently adopted new rules requiring enhanced disclosure on cybersecurity risk and governance. These and other new rules are expected to significantly increase our accounting, legal, and financial compliance costs and have made, and will continue to make, some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. In addition, our executive officers have limited experience in the management of a publicly traded company and will need to devote substantial attention to complying with the increasingly complex laws pertaining to public companies and interacting with public company analysts and investors, which may divert attention away from the day-to-day management and growth of our business, including operational, research and development, and sales and marketing activities, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also expect public company rules, regulations, and oversight to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a

RIVIAN AUTOMOTIVE, INC.
result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our Class A common stock.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy and Cybersecurity Governance

The Rivian cybersecurity risk management program, led by the Chief Information Security Officer (“CISO”), includes processes for assessing, identifying, and managing material risks from cybersecurity threats. The CISO leads a team of cybersecurity professionals who collectively have decades of experience in the practice of cybersecurity within relevant industries. Our cybersecurity team is responsible for assessing and managing our risks from cybersecurity threats.

The cybersecurity risk management program’s design aligns with industry standard cybersecurity frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and is integrated into our overall enterprise risk management program and processes. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and other frameworks as guides to help us assess and manage our cybersecurity program with the purpose of identifying and managing cybersecurity risks relevant to our business.

Our cybersecurity team supervises efforts to identify, prevent, detect, mitigate, and remediate cybersecurity risks and incidents through our cybersecurity risk management program, whose key elements include:

•Cybersecurity risk assessments for identification of material cybersecurity risks to our critical systems, information, products, services, and our enterprise technology environment;
•A security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•Training and awareness programs for our personnel and senior management to drive adoption and awareness of cybersecurity processes and controls;
•A cybersecurity monitoring program responsible for tools that produce alerts and reports of suspicious activity for the prevention of and response to cybersecurity incidents;
•A cybersecurity threat intelligence program which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources;
•A Cybersecurity Incident Response Plan (“CSIRP”) that includes procedures for the detection, mitigation, and remediation of cybersecurity incidents with regular tabletop exercises to evaluate and improve our CSIRP;
•Internal testing and assessments, where appropriate, of our cybersecurity controls and processes;
•Management of external consultants and services engaged by us, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity risk management processes; and
•A third-party risk management process for evaluating cybersecurity threats associated with our use of service providers, suppliers, and vendors.

RIVIAN AUTOMOTIVE, INC.

Our audit committee of the board of directors is responsible for oversight of cybersecurity risks. The audit committee is informed on the activities of the cybersecurity risk program, and cybersecurity risks and threats, through periodic, and as necessary, updates presented by the CISO or delegates. Further, the board of directors receive presentations on cybersecurity topics from our CISO, internal security staff, or external experts as part of the board of directors’ continuing education on topics that impact public companies.

While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations, or cash flows. For more information regarding the risks we face from cybersecurity threats, refer to the heading “Breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.” included in Part I, Item 1A. “Risk Factors” included in this Form 10-K.

Item 2. Properties

Rivian is based in Southern California. Our principal facilities include leased and owned properties in Northern California, Michigan, Arizona, Georgia, Canada, and Europe that are used for engineering, research and development, design, customer engagement, sales, service, and administrative activities. We own an approximately 4.7 million square foot manufacturing, engineering, and assembly facility in the Normal Factory with the capacity to produce up to 150,000 vehicles annually. Our footprint also includes leased and owned property for service centers, Rivian Adventure Network, and spaces.

In November 2023, we entered into a long-term rental agreement for approximately 1,700 acres of land located in Stanton Springs North, which is 50 miles east of Atlanta, Georgia. We are planning to begin construction of a new facility on the site in 2024 for the manufacturing and assembly of the mid-sized platform with the R2 being the first variant.

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

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al. 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An

RIVIAN AUTOMOTIVE, INC.
Amended Complaint was filed on March 2, 2023, and on March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023. Plaintiffs filed a Notice of Appeal on September 1, 2023.

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On August 2, 2023, the court granted the motion to intervene in this suit filed by the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County. On January 2, 2024, the court granted defendants’ motions to dismiss, and on January 30, 2024 Plaintiffs filed a Notice of Appeal. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. The State of Georgia has moved to dismiss or transfer this suit. Although Rivian New Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian New Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned Stanton Springs North Facility.

•On February 13, 2024, an alleged stockholder filed a derivative suit, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Case No. 2024-0127-MTZ). The complaint alleges claims for purported breach of fiduciary duties. The complaint seeks unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see Part I, Item 1A. “Risk Factors” and Note 14 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K.

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

Holders

As of February 16, 2024, there were approximately 100 shareholders of record of our Class A common stock and one shareholder of record of our Class B common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of our Class A common stock is held in “street name” by brokers, banks, and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Our operations are generally conducted through our subsidiaries, and accordingly, our ability to pay dividends to our stockholders will be dependent on the earnings and distributions of funds from these subsidiaries. Covenants in the ABL Facility and the indentures governing the 2026 Notes are material restrictions on the ability of certain of our subsidiaries to pay dividends to us, and we may enter into credit agreements or other borrowing arrangements in the future that restrict our ability to declare or pay cash dividends or make distributions in the future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects, and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments and applicable law.

Use of Proceeds From Our IPO

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

Stock Performance Graph

The following stock performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933 (“Securities Act”).

The graph below compares the cumulative monthly stockholder return on our Class A common stock with the cumulative monthly total return on the Nasdaq Composite Index and the Nasdaq OMX Global Automobile, none of which pay dividends.

RIVIAN AUTOMOTIVE, INC.
It assumes an initial investment of $100 at the market close on November 10, 2021, which is the first day our Class A common stock began trading.
The following table summarizes stock performance graph data points in dollars.

	Base Period	Fiscal Quarters
	Nov 10	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2021	2021	2022	2022	2022	2022	2023	2023	2023	2023
Rivian	$100	$103	$50	$26	$33	$18	$15	$17	$24	$23
NASDAQ Composite	$100	$100	$91	$71	$68	$68	$78	$88	$85	$96
NASDAQ OMX Global Automobile	$100	$94	$83	$74	$67	$65	$76	$83	$83	$83

Item 6. [ Reserved ]

RIVIAN AUTOMOTIVE, INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Annual Report on Form 10-K (“Form 10-K”). Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The discussion of our financial condition and results of operations for the year ended December 31, 2021 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining EVs and accessories. Rivian creates innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are built in the United States and are sold directly to consumer and commercial customers. The Company provides a full suite of services that address the entire lifecycle of the vehicle and stay true to its mission to keep the world adventurous forever. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

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

During the year ended December 31, 2023, we produced 57,232 vehicles and delivered 50,122 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV appear to resonate with customers based on positive responses to vehicles delivered and our historic order bank. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenue and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including R2. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience profitably.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but through our planned investment in marketing, we expect to see substantial increases in brand awareness and for that to translate into more orders for our vehicles and as a result increase our base of Rivian customers. We expect marketing activities will include brand campaigns, community events, and partnerships along with digital marketing campaigns. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. However, our current incoming order rate must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives, offering leasing programs, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our

RIVIAN AUTOMOTIVE, INC.
profitability. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenue or improve our financial results.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. We may have to accelerate depreciation and amortization on or incur impairments of our equipment in the plant if the utilization of our plant capacity does not increase in the future. Achieving these reductions requires, among other things, scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, and management of our labor and logistics costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network, and charging accessibility will be critical for supporting growth. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale these elements, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy. We offer a variety of services, including financing, leasing, and insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenue outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenue and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver the broadest combination of performance, utility, and capability, as well as services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. We are planning to shut down our plant in the second quarter of 2024 to implement new technologies, which will temporarily impact our production. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In addition, any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. Over the prior year, the cost of key metals,

RIVIAN AUTOMOTIVE, INC.
including cobalt, lithium, resin, aluminum, nickel, and steel, declined significantly. Even though prices for lithium and other battery metals have seen recent sustained decreases from peak levels, prices are expected to remain volatile for the foreseeable future. Given the supplier changes related to the introduction of new vehicle technologies to the R1 platform planned during the second quarter of 2024, we believe our production ramp and rate in our Normal Factory may be limited by supply chain factors in the near-future. For example, we have received claims from our suppliers related to supplier contract changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 14 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K for more information on supplier contingencies. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations. We believe we are well-positioned for international expansion within the vehicle segments in which we currently or expect to operate. Other factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery, and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange. Should we be unable to expand internationally, this will limit our ability to successfully scale our business with potential negative consequences for our financial condition, results of operations, and cash flows.

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

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect delivery volumes of commercial vehicle sales to be less in the winter months as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet which could result in higher finished goods inventory levels during this period.

•Government Incentives. There are various government policies, subsidies, and economic incentives designed to increase EV adoption. For example, the Inflation Reduction Act of 2022 offers a tax credit for EV purchases or leases contingent upon pricing limits, customer income limits, and assembly, manufacturing, and sourcing requirements. There is no guarantee these incentive programs will be available in the future. Any reduction or elimination of these incentive programs could have a direct impact on demand for our vehicles. In addition, failure to meet the tax credit eligibility requirements may place our vehicles at a price disadvantage and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

•Inflation and Rising Interest Rates. The United States economy has experienced inflation in various market segments. In order to help slow inflation, the Federal Reserve Bank in the United States has raised interest rates rapidly and substantially in recent years, and it is expected that interest rates will remain elevated for longer than previously anticipated. This may result in vehicle financing becoming less affordable to customers, influence customers’ buying decisions to less expensive vehicles, or cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the order bank, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

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

Revenues and Cost of revenues

Vehicle production and deliveries began in September 2021. The majority of our revenues is derived from sales of consumer and commercial vehicles. The majority of our cost of revenues is driven by direct parts, material and labor costs including stock-based compensation, manufacturing overhead (e.g., depreciation of machinery and tooling), shipping and logistics costs, and reserves including for estimated warranty costs related to the production of consumer and commercial vehicles, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”), losses on firm purchase commitments, and to adjust for excess and obsolete inventory based upon expectations of forecasted demand.

Operating expenses

Research and development

Our Research and development (“R&D”) cost consists primarily of expenses incurred for the development of our vehicles and related technologies. These expenses include personnel expenses for teams in engineering and research including stock-based compensation, prototyping expenses, consulting and contractor expenses, depreciation expenses, and allocation of indirect expenses.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of personnel costs for employees in our sales, service, facilities, corporate, executive, finance, and other administrative functions, as well as outside professional services, including legal, accounting, and audit services. Personnel costs consist of salaries and wages, stock-based compensations, benefits, and employment taxes. SG&A expenses also include allocated facilities expenses such as rent and depreciation, and other general corporate expenses such as travel and recruiting expenses.

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

RIVIAN AUTOMOTIVE, INC.
Results of Operations

The following tables set forth our consolidated results of operations and production and delivery volumes for the periods presented (in millions, except production and delivery volume).

	Years Ended December 31,
	2021	2022	2023
Revenues	$55	$1,658	$4,434
Cost of revenues	520	4,781	6,464
Gross profit	(465)	(3,123)	(2,030)
Operating expenses
Research and development	$1,850	$1,944	$1,995
Selling, general, and administrative	1,242	1,789	1,714
Other expenses	663	—	—
Total operating expenses	3,755	3,733	3,709
Loss from operations	(4,220)	(6,856)	(5,739)
Interest income	3	193	522
Interest expense	(29)	(103)	(220)
Loss on convertible notes, net	(441)	—	—
Other (expense) income, net	(1)	18	6
Loss before income taxes	(4,688)	(6,748)	(5,431)
Provision for income taxes	—	(4)	(1)
Net loss	$(4,688)	$(6,752)	$(5,432)

Production volume	1,015	24,337	57,232
Delivery volume	920	20,332	50,122

Comparison of the years ended December 31, 2022 and 2023

Revenues

	Years Ended December 31,		2022 vs 2023 Change
(in millions, except delivery volume)	2022	2023	$	%
Revenues	$1,658	$4,434	$2,776	167%

Delivery volume	20,332	50,122	29,790	147%

Revenues increased primarily due to an increase in deliveries of 29,790 vehicles, increased average selling prices, and sales of non-Rivian vehicle trade-ins. Included in revenues for the year ended December 31, 2023 was $73 million of regulatory environmental credit sales.

We expect to increase our non-vehicle revenue, including the sale of regulatory credits, over time.

RIVIAN AUTOMOTIVE, INC.
Cost of revenues and Gross profit

	Years Ended December 31,		2022 vs 2023 Change
(in millions, except production and delivery volume)	2022	2023	$	%
Cost of revenues	$4,781	$6,464	$1,683	35%
Gross profit	$(3,123)	$(2,030)	$1,093	35%

Production volume	24,337	57,232	32,895	135%
Delivery volume	20,332	50,122	29,790	147%

For the year ended December 31, 2023, we incurred cost of revenues of $6,464 million, including $661 million of depreciation and amortization expense. Cost of revenues increased as a result of the increased production and delivery of 32,895 and 29,790 vehicles, respectively. Additionally, we had a $186 million increase in depreciation and amortization expense, partially offset by a decrease in charges to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments from $920 million to $107 million.

The decrease in LCNRV write-downs of inventory and losses on firm purchase commitments compared to the previous period is primarily due to a decrease in the cost to manufacture our products as a result of increased vehicle deliveries, lower material costs, and higher estimated selling prices. We expect LCNRV write-downs of inventory and losses on firm purchase commitments to continue to decrease over time as we further reduce the cost to manufacture our products.

Cost of revenues for the fourth quarter of 2023 includes $70 million of costs primarily related to various supplier and other costs incurred in advance of the new technology changes going into the R1 platform as part of our scheduled shut down of our Normal Factory in 2024. While we could incur additional costs associated with our planned shutdown and technology and design changes in the near-term, we do not anticipate these costs to be part of our normal course of business in the longer-term.

Gross profit losses decreased primarily due to the increased vehicle production and deliveries, lower material costs, and higher average selling prices noted above. During the second quarter of 2024, we plan to shut down our Normal Factory to introduce new technologies into the R1 platform. We expect these technology changes to further reduce the cost of our vehicles as we exit 2024, however, in the near-term we expect the planned shutdown to negatively impact our vehicle production and cost of revenues as a result of the direct downtime and lost overhead associated with lower volume.

Research and development

	Years Ended December 31,		2022 vs 2023 Change
(in millions)	2022	2023	$	%
Research and development	$1,944	$1,995	$51	3%

For the year ended December 31, 2023, we incurred R&D expenses of $1,995 million, including $138 million of depreciation and amortization expense. R&D expenses increased primarily due to a $98 million increase in engineering, design, and development costs and other related project costs, and a $43 million increase in depreciation and amortization partially offset by a $103 million decrease in payroll and related expenses.

The increase in engineering, design, and development costs and other related project costs were related to higher product development activities for new in-vehicle technologies on our R1 and RCV platforms and continued development of the planned R2 platform. The decrease in payroll and related expenses was due to lower headcount and decreased number of contractors.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

RIVIAN AUTOMOTIVE, INC.
Selling, general, and administrative

	Years Ended December 31,		2022 vs 2023 Change
(in millions)	2022	2023	$	%
Selling, general, and administrative	$1,789	$1,714	$(75)	(4)%

For the year ended December 31, 2023, we incurred SG&A expenses of $1,714 million, including $138 million of depreciation and amortization expense. SG&A expenses decreased primarily due to a $162 million decrease in stock-based compensation expense, partially offset by a $56 million increase in depreciation and amortization and a $49 million increase in payroll and related expenses.

The decrease in stock-based compensation expense was primarily due to a decrease in expense for awards granted prior to the IPO with accelerated expense recognition due to the IPO as a performance condition. The increase in payroll and related expenses was primarily due to an increase in headcount and personnel costs to support commercial go-to-market operations and corporate initiatives.

We plan to make continued investments in our facilities, commercial operations, and technology for our future operations.

Other (expense) income, net

	Years Ended December 31,		2022 vs 2023 Change
(in millions)	2022	2023	$	%
Interest income	$193	$522	$329	170%
Interest expense	$(103)	$(220)	$(117)	(114)%
Other (expense) income, net	$18	$6	$(12)	(67)%

Interest income increased primarily due to higher interest rates due to an increasing rate environment.

Interest expense increased primarily due to higher interest rates and the issuance of the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) (together the “Green Convertible Notes”). We expect interest expense to increase in the near term, as a result of our higher debt balances and elevated interest rate environment. See Note 8 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

Provision for income taxes

As of December 31, 2022 and 2023, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2022	December 31, 2023
Cash and cash equivalents	$11,568	$7,857
Short-term investments	—	1,511
Availability under ABL Facility	343	1,100
Total liquidity	$11,911	$10,468

In March 2023, we issued $1,500 million principal amount of 2029 Green Convertible Notes at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible

RIVIAN AUTOMOTIVE, INC.
Notes were issued pursuant to, and are governed by, an indenture dated March 10, 2023, between us and U.S. Bank Trust Company, National Association. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15. See Note 8 “Debt” to our consolidated financial statements included in this Form 10-K for more information on the 2029 Green Convertible Notes.

In April 2023, we amended and restated the credit agreement governing the ABL Facility and released all the associated restricted cash. As of December 31, 2023, we had $1.1 billion of unused committed amounts under the ABL Facility. The ABL Facility contains certain affirmative and negative covenants, including a minimum liquidity covenant requiring us to maintain no less than $1.0 billion of liquidity, which will fall away upon meeting a fixed charge coverage ratio of greater than 1.0 for two consecutive quarters, and conditions to borrowing or taking other actions that restrict certain of our subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. As of December 31, 2023, we were in compliance with the covenants and conditions of the ABL Facility. See Note 8 “Debt” to our consolidated financial statements included in this Form 10-K for more information regarding the ABL Facility and related amendment.

In October 2023, we issued $1,725 million principal amount of 2030 Green Convertible Notes at a discount of $15 million in a private offering to qualified institutional buyers. The 2030 Green Convertible Notes accrue interest at a rate of 3.625%, payable semi-annually in arrears on April 15 and October 15. In connection with the issuance of the 2030 Green Convertible Notes, we paid $108 million to enter into privately negotiated capped call transactions with certain financial institutions to increase the effective conversion premium to approximately $31.06 per share. We intend to allocate the net proceeds from the issuances of the Green Convertible Notes to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in our newly established green financing framework.

We have generated significant losses from operations, as reflected in our accumulated deficit of $13.1 billion and $18.6 billion as of December 31, 2022 and 2023, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, and our service and retail network.

As of December 31, 2022 and 2023, our non-cancellable commitments are disclosed in Note 7 "Leases", Note 8 “Debt”, and Note 14 "Commitments and Contingencies" to our consolidated financial statements included in this Form 10-K.

We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on R&D efforts and other growth initiatives, the timing, nature, and rate of expansion of manufacturing activities, our ability to drive cost reductions across the business through improved efficiencies, the timing of new products and services, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash Flows

	Years Ended December 31,
(in millions)	2021	2022	2023
Net cash used in operating activities	(2,622)	(5,052)	(4,866)
Net cash used in investing activities	(1,794)	(1,369)	(2,511)
Net cash provided by financing activities	19,828	99	3,130

RIVIAN AUTOMOTIVE, INC.
Operating Activities
Net cash used in operating activities decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by gross profit improvement and increased interest income, partially offset by timing of payments to suppliers.

Investing Activities

Net cash used in investing activities increased during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the purchase of short-term investments, partially offset by maturities of short-term investments and a reduction in equipment and construction spend as compared to the earlier stages of our production ramp at our Normal Factory in the prior year. During the year ended December 31, 2023, we continued to invest in the growth of our business at our Normal Factory and our next generation vehicle platforms and technologies.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was primarily driven by proceeds from the issuance of the Green Convertible Notes.

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

Inventory Valuation

We review our inventory to ensure that its carrying value does not exceed its NRV, with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion. When our expectations indicate that the carrying value of inventory may exceed its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of revenue for the difference. Once a write-off occurs, a new, lower cost basis is established.

Should our estimates used in these calculations change in the future, such as estimated selling prices or remaining costs, additional write-downs may occur. The decrease in inventory write-downs for the year ended December 31, 2023 compared to December 31, 2022 is primarily due to a decrease in costs to manufacture our products as a result of lower material costs, increased deliveries and higher estimated selling prices at December 31, 2023. A hypothetical 10% change in estimated selling prices or remaining costs would have resulted in the following approximate changes in the inventory write-down for the year ended December 31, 2023 (in millions):

	Decrease in Inventory Write-Down	Increase in Inventory Write-Down
Change in estimated selling prices	$168	$(168)
Change in estimated remaining costs	$146	$(146)

RIVIAN AUTOMOTIVE, INC.
Recent Accounting Pronouncements

See Note 3 "New Accounting Standards" to our consolidated financial statements included in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Price Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and investments in money market instruments, United States Treasury securities, commercial paper, and term deposits with maturities up to 12 months. We do not enter into investments for trading or speculative purposes. However, some of our investments are exposed to market risk due to fluctuations in interest rates which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. See Note 4 "Fair Value Measurements" to our consolidated financial statements included in this Form 10-K for more information on cash, cash equivalents, and short-term investments.

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. A rising interest rate environment would increase the amount of interest paid on these borrowings. A hypothetical 100 basis point increase in interest rates on our floating rate debt as of December 31, 2022 and 2023 would increase our interest expense by an amount that is not material. As our Green Convertible Notes have fixed annual interest rates, they would not have interest expense exposure associated with a change in interest rates; however, the fair value of the Green Convertible Notes would be impacted as interest rates change. The fair value of our Green Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise.

The fair value of our Green Convertible Notes is also subject to market price risk due to their conversion features and can be affected when the market price of our Class A common stock fluctuates. Their fair value will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. As we carry the Green Convertible Notes at face value less unamortized discount on our consolidated balance sheets, any fair value fluctuations are presented for required disclosure purposes only but do not impact our financial position, cash flows, or results of operations.

See Note 8 “Debt” to our consolidated financial statements included in this Form 10-K for more information our outstanding debt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rivian Automotive, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rivian Automotive, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence

As discussed in Item 9A. Controls and Procedures, material weaknesses were identified as of December 31, 2022 that were remediated during the year ended December 31, 2023. The description of the material weaknesses stated that the Company’s risk assessment process was not effective in implementing controls on a timely basis in response to changes to the business operations, personnel, and other factors affecting certain financial reporting processes and related information technology (IT) systems. As a result, the Company had ineffective information technology general controls (ITGC) related to certain systems, applications, and tools used for financial reporting; and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Therefore, the automated and manual process level controls over financial reporting which were dependent upon these ITGCs could not be relied upon. These material weaknesses remained unremediated for a portion of the year ended December 31, 2023.

We identified the evaluation of the sufficiency of audit evidence as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the pervasiveness of the material weaknesses noted above that existed throughout a portion of the year ended December 31, 2023.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over financial statement account balances and we:

•obtained and inspected the Company’s remediation plan to address the prior year material weaknesses that had been identified
•involved information technology professionals with specialized skills and knowledge who assisted in evaluating the remediated design and testing the operating effectiveness of the ITGCs, user access and segregation of duties controls
•increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively for the entire year and relied upon during the year
•tested the underlying records of selected transaction data obtained from the impacted information technology systems to support the use of the information in the conduct of the audit
•inspected supporting documentation and evidence of authorization for a selection of manual and automated journal entries.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Detroit, Michigan
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rivian Automotive, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Rivian Automotive, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Detroit, Michigan
February 26, 2024

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2022	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$11,568	$7,857
Short-term investments (Note 4)	—	1,511
Accounts receivable, net (Note 2)	102	161
Inventory (Note 5)	1,348	2,620
Other current assets	112	164
Total current assets	13,130	12,313
Property, plant, and equipment, net (Note 6)	3,758	3,874
Operating lease assets, net (Note 7)	330	356
Other non-current assets	658	235
Total assets	$17,876	$16,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$981
Accrued liabilities (Note 9)	1,154	1,145
Current portion of lease liabilities and other current liabilities	270	361
Total current liabilities	2,424	2,487
Long-term debt (Note 8)	1,231	4,431
Non-current lease liabilities (Note 7)	311	324
Other non-current liabilities	111	395
Total liabilities	4,077	7,637
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2023	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 926 and 968 shares issued and outstanding as of December 31, 2022 and 2023, respectively (Note 13)	1	1
Additional paid-in capital	26,926	27,695
Accumulated deficit	(13,126)	(18,558)
Accumulated other comprehensive (loss) income	(2)	3
Total stockholders' equity	13,799	9,141
Total liabilities and stockholders' equity	$17,876	$16,778

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2021	2022	2023
Revenues (Note 2)	$55	$1,658	$4,434
Cost of revenues (Note 2)	520	4,781	6,464
Gross profit	(465)	(3,123)	(2,030)
Operating expenses
Research and development (Note 2)	1,850	1,944	1,995
Selling, general, and administrative (Note 2)	1,242	1,789	1,714
Other expenses (Note 2)	663	—	—
Total operating expenses	3,755	3,733	3,709
Loss from operations	(4,220)	(6,856)	(5,739)
Interest income	3	193	522
Interest expense (Note 8)	(29)	(103)	(220)
Loss on convertible notes, net (Note 8)	(441)	—	—
Other (expense) income, net	(1)	18	6
Loss before income taxes	(4,688)	(6,748)	(5,431)
Provision for income taxes	—	(4)	(1)
Net loss	$(4,688)	$(6,752)	$(5,432)
Net loss attributable to common stockholders, basic and diluted	$(4,688)	$(6,752)	$(5,432)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 15)	$(22.98)	$(7.40)	$(5.74)
Weighted-average common shares outstanding, basic and diluted	204	913	947

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2021	2022	2023
Net loss	$(4,688)	$(6,752)	$(5,432)
Other comprehensive (loss) income	—	(2)	5
Comprehensive loss	$(4,688)	$(6,754)	$(5,427)

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in millions)

			Stockholders' Equity
	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount				Total
BALANCE—December 31, 2020	504	$5,244	101	$—	$302	$(1,686)	$—	$(1,384)
Capital stock issuance	72	2,650	185	—	14,181	—	—	14,181
Conversion of contingently redeemable preferred stock	(576)	(7,894)	576	1	7,893	—	—	7,894
Conversion of convertible notes	—	—	38	—	2,941	—	—	2,941
Stock-based compensation	—	—	—	—	570	—	—	570
Net loss	—	—	—	—	—	(4,688)	—	(4,688)
BALANCE—December 31, 2021	—	—	900	1	25,887	(6,374)	—	19,514
Capital stock issuance including employee stock purchase plan	—	—	26	—	102	—	—	102
Stock-based compensation	—	—	—	—	937	—	—	937
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(6,752)	—	(6,752)
BALANCE—December 31, 2022	—	—	926	1	26,926	(13,126)	(2)	13,799
Capital stock issuance including employee stock purchase plan	—	—	42	—	63	—	—	63
Purchase of capped call options	—	—	—	—	(108)	—	—	(108)
Stock-based compensation	—	—	—	—	814	—	—	814
Other comprehensive income	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(5,432)	—	(5,432)
BALANCE—December 31, 2023	—	$—	968	$1	$27,695	$(18,558)	$3	$9,141

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net loss	$(4,688)	$(6,752)	$(5,432)
Depreciation and amortization	197	652	937
Stock-based compensation expense	570	987	821
Other expenses	643	—	—
Loss on convertible notes, net	441	—	—
Inventory LCNRV write-downs and losses on firm purchase commitments	95	920	107
Other non-cash activities	36	82	115
Changes in operating assets and liabilities:
Accounts receivable, net	(20)	(76)	(59)
Inventory	(369)	(1,657)	(1,604)
Other current assets	(81)	(14)	(62)
Other non-current assets	(8)	(22)	(84)
Accounts payable and accrued liabilities	461	623	105
Other current liabilities	83	104	73
Other non-current liabilities	18	101	217
Net cash used in operating activities	(2,622)	(5,052)	(4,866)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(2,410)
Maturities of short-term investments	—	—	925
Capital expenditures	(1,794)	(1,369)	(1,026)
Net cash used in investing activities	(1,794)	(1,369)	(2,511)

Cash flows from financing activities:
Proceeds from share issuance upon initial public offering, net of underwriting discounts and commissions and offering costs	13,530	—	—
Proceeds from issuance of capital stock including employee stock purchase plan	2,658	102	61
Proceeds from issuance of convertible notes	2,500	—	3,195
Proceeds from issuance of long-term debt	1,226	—	—
Purchase of capped call options	—	—	(108)
Other financing activities	(86)	(3)	(18)
Net cash provided by financing activities	19,828	99	3,130

Effect of exchange rate changes on cash and cash equivalents	—	(2)	5
Net change in cash	15,412	(6,324)	(4,242)
Cash, cash equivalents, and restricted cash—Beginning of period	3,011	18,423	12,099
Cash, cash equivalents, and restricted cash—End of period	$18,423	$12,099	$7,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$88	$169
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$479	$364	$374
Capital stock issued to settle bonuses	$—	$—	$137
Conversion of convertible notes	$2,941	$—	$—
Conversion of convertible preferred stock	$7,894	$—	$—
See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. PRESENTATION AND NATURE OF OPERATIONS

Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”), was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (“EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the year ended December 31, 2021 was primarily research and development activities related to vehicle development and its related technologies and pre-production activities related to manufacturing and sales. The nature of the Company’s operations during the years ended December 31, 2022 and 2023 was primarily the production and sale of EVs in the United States.

Segment Information

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker (“CODM”). As the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance, the Company has determined that it operates in one operating segment and one reportable segment. The Company’s assets and revenues are primarily in the United States.

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

Initial Public Offering

In November 2021, the Company completed its underwritten initial public offering (“IPO”) of approximately 176 million shares of Class A common stock at a public offering price of $78.00 per share, which included the exercise in full by the underwriters of their option to purchase approximately 23 million additional shares of Class A common stock. The net proceeds to the Company from the IPO were $13,530 million. See Note 13 “Stockholders’ Equity” for more information regarding the IPO.

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

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers from the sale of EVs and are reported at the invoiced amount, less an allowance for any potential uncollectible amounts. The Company’s allowance for uncollectible amounts was not material as of December 31, 2022 and 2023.

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

The Company has entered into commodity contracts and the resulting asset, liability, and aggregate notional amount is not material as of December 31, 2022 and 2023. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the years ended December 31, 2022 and 2023, losses and gains resulting from changes in fair value were not material.

Revenues

Vehicle Sales

The Company’s revenues primarily include revenue from the sale of EVs and specific services that meet the definition of a performance obligation, including over-the-air (“OTA”) vehicle software updates. Revenue from the sale of EVs is recognized at a point in time when control transfers to the customer, which generally occurs upon delivery. Revenue from the sale of EDVs is recognized in accordance with a bill and hold arrangement, under which risk of ownership has been transferred to the customer but delivery is delayed at the request of the customer. In such cases, the EDVs are separately identified as belonging to the customer, ready for physical delivery to the customer, and the Company does not have the ability to sell the EDVs to another customer. As of December 31, 2023, all EDVs under this bill and hold arrangement have been delivered.

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

Other Revenues

The Company generates tradable credits from various regulatory standards primarily related to zero-emission vehicles and greenhouse gas. The Company sells these credits to other manufacturers. Revenue is recognized at the time control of the regulatory credits is transferred to the purchasing party, and payment is typically received in accordance with customary

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payment terms. Other revenues consist primarily of sales of vehicle trade-ins (“remarketing”), repair and maintenance services, vehicle accessories, and other complementary services.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities are primarily related to payments for vehicles collected prior to delivery of the EV, generally satisfied within one quarter or less, OTA vehicle software updates, generally satisfied over the estimated useful life of the EV, and extended service contracts, satisfied over the coverage period. The Company’s contract liabilities exclude fully-refundable customer deposits. The following table summarizes the Company’s contract liabilities recorded by line item on the Consolidated Balance Sheets (in millions):

	December 31, 2022	December 31, 2023
Current portion of lease liabilities and other current liabilities	$37	$88
Other non-current liabilities	32	133
Total contract liabilities	$69	$221

Cost of Revenues

Cost of revenues primarily relates to the cost of EVs and includes direct parts, material and labor costs including stock-based compensation, manufacturing overhead (e.g., depreciation of machinery and tooling), shipping and logistics costs, and reserves including for estimated warranty costs related to the production of consumer and commercial vehicles, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”), losses on firm purchase commitments, and to adjust for excess and obsolete inventory based upon expectations of forecasted demand.

Warranty and Field Service Actions

The Company provides a manufacturer’s warranty on new consumer vehicles. A warranty reserve is accrued at the time of sale or once a specific field service action has been identified. The amount accrued is comprised of management’s estimate of the projected costs to repair, replace, or adjust defective component parts under the applicable warranty period and identified field service actions. These estimates are based on an analysis of actual claims incurred to date and expectations of the nature, frequency, and costs of future claims by vehicle model, including relevant benchmark data. The Company reevaluates the adequacy of the warranty reserve on a regular basis and makes revisions when necessary. Warranty estimates are inherently uncertain, especially given the Company’s limited history of sales, and more historical experience or updates to benchmarks and projections may cause material changes to the warranty reserve in the future.

The following table summarizes the Company’s warranty and field service action reserve recorded by line item on the Consolidated Balance Sheets (in millions):

	December 31, 2022	December 31, 2023
Current portion of lease liabilities and other current liabilities	$30	$91
Other non-current liabilities	70	184
Total warranty reserve	$100	$275

Warranty expense is recorded as a component of “Cost of revenues” in the Company’s Consolidated Statements of Operations. The Company’s warranty and field service action activity for the years ended December 31, 2021 and 2022 was

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
primarily for warranties issued during the period. The following table presents the warranty and field service action activity for the year ended December 31, 2023 (in millions):

Year Ended December 31, 2023
Beginning balance	$100
Warranties issued in period	233
Adjustments to pre-existing warranties	(22)
Warranty costs incurred	(36)
Ending balance	$275

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, short-term investments, restricted cash, customer deposits, derivative instruments, and debt. The Company is exposed to credit risk on cash to the extent that a balance with a financial institution exceeds Federal Deposit Insurance Company insurance limits. The Company is exposed to credit risk on cash equivalents and short-term investments to the extent that counterparties are unable to settle maturities or sales of investments and on customer deposits to the extent that counterparties are unable to complete the corresponding purchase transaction. The Company is exposed to credit risk on derivative instruments to the extent that counterparties are unable to settle derivative asset positions and on debt to the extent that the senior secured asset-based revolving credit facility (“ABL Facility”) lenders are not able to extend credit. The degree of counterparty credit risk varies based on many factors including the duration of the transaction and the contractual terms of the agreement.

As of December 31, 2022 and 2023, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, and customer deposits. As of December 31, 2022 and 2023, the counterparties to the Company’s derivative instruments and the ABL Facility lenders are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of input materials or product components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary input materials or product components, including semiconductors, at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact the Company’s business.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
asset, estimated fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.

Employee Benefit Plan

The Company provides a defined contribution plan for substantially all employees in the United States in which the Company provides discretionary matching contributions. The Company made matching contributions to the defined contribution plan for the years ended December 31, 2021, 2022 and 2023 which were not material.

Research and Development Costs

R&D costs consist primarily of personnel costs for teams in engineering and research, prototyping expenses, consulting and contractor expenses, amortized equipment costs, and allocation of indirect costs. Most R&D costs are expensed as incurred.

Selling, General, and Administrative

Advertising costs are recorded in “Selling, general, and administrative” in the Consolidated Statement of Operations as they are incurred. The advertising costs recognized during the years ended December 31, 2021, 2022 and 2023 were not material.

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

3. NEW ACCOUNTING STANDARDS

Upcoming Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU“) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions to the accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided do not apply to contract modifications made and most hedging relationships entered into or evaluated after December 31, 2024. The Company adopted the provisions of the ASU during the year ended December 31, 2023 with no impact to the consolidated financial statements. As of December 31, 2023, the Company does not have any LIBOR-based debt outstanding.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures updates required disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the presentational impact of this ASU and expects to adopt in the year ended December 31, 2024.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures enhances the transparency and usefulness of income tax disclosures. The updates are effective for annual periods beginning after December 15, 2024 on a prospective basis, though early adoption is permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt in the year ended December 31, 2025.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. FAIR VALUE MEASUREMENTS

Cash and cash equivalents include cash in banks and highly liquid investments with maturities of three months or less recorded in “Cash and cash equivalents” on the Consolidated Balance Sheets. Short-term investments are available-for-sale debt securities and term deposits with maturities over three and up to twelve months recorded in “Short-term investments” on the Consolidated Balance Sheets. The Company’s available-for-sale debt securities are measured at fair value with unrealized gains and losses recorded in “Other comprehensive (loss) income” on the Consolidated Statements of Comprehensive Loss with reclassification to net loss upon maturity or sale of the security. Term deposits are recorded at cost, which approximates fair value due to their short time to maturity. Interest receivable on cash equivalents and short-term investments is recorded in “Other current assets” on the Consolidated Balance Sheets and was not material of December 31, 2022 and 2023.

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are classified as restricted cash and are recorded primarily in “Other non-current assets” on the Company’s Consolidated Balance Sheets. Total restricted cash was $531 million and $0 as of December 31, 2022 and 2023, respectively. Restricted cash consisted of the balance of an account under the dominion and control of the administrative agent under the ABL Facility. In April 2023, all of the Company’s restricted cash associated with the ABL Facility was released due to expanded assets in the borrowing base in conjunction with the ABL Facility amendment. See Note 8 “Debt” for more information on the ABL Facility.

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

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2022		December 31, 2023
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$2,604		$1,245
Money market funds	1	7,147	1	6,070
Commercial paper	1	845	2	517
United States Treasury securities	1	822	1	25
Certificates of deposit	1	150		—
Total cash and cash equivalents		$11,568		$7,857

Short-term investments:
United States Treasury securities		$—	1	$1,061
Term deposits		—	2	450
Total short-term investments		$—		$1,511

Total cash and cash equivalents and short-term investments		$11,568		$9,368

As of December 31, 2022 and 2023, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 2 “Summary of Significant Accounting Policies” and Note 8 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

5. INVENTORY AND INVENTORY VALUATION

Inventory is stated at the LCNRV and consists of raw materials, work in progress, finished goods, and service parts. The Company primarily calculates inventory value using standard cost, which approximates actual cost on the first-in, first-out (“FIFO”) basis. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of “Inventory” on the Consolidated Balance Sheets (in millions):

	December 31, 2022	December 31, 2023
Raw materials and work in progress	$949	$1,584
Finished goods	399	1,036
Total inventory	$1,348	$2,620

The balance of the Company’s inventory was written down by $582 million and $319 million from its cost to its NRV as of December 31, 2022 and 2023, respectively. Additionally, the Company has a liability for LCNRV losses related to firm purchase commitments which were $338 million and $126 million as of December 31, 2022 and 2023, respectively, and are reflected in the “Inventory” component of “Accrued liabilities” on the Consolidated Balance Sheets. Refer to Note 9 "Accrued Liabilities" for more information about Accrued liabilities.

The impact of inventory LCNRV write-downs and the change in liability for LCNRV losses on firm purchase commitments was $95 million, $920 million, and $107 million during the years ended December 31, 2021, 2022, and 2023, respectively, and is recorded in “Cost of revenues” in the Company’s Consolidated Statements of Operations.

6. PROPERTY, PLANT, AND EQUIPMENT, NET

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

The following table summarizes the components of “Property, plant, and equipment, net” on the Consolidated Balance Sheets (in millions):

	Estimated Useful Lives	December 31, 2022	December 31, 2023
Land, buildings, and building improvements	10 to 30 years	$636	$972
Leasehold improvements	Shorter of 10 years or lease term	297	417
Machinery, equipment, vehicles, and office furniture	2 to 10 years	2,456	3,068
Computer equipment, hardware, and software	3 to 5 years	409	515
Construction in progress		843	698
Total property, plant, and equipment		4,641	5,670
Accumulated depreciation and amortization		(883)	(1,796)
Total property, plant, and equipment, net		$3,758	$3,874

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $197 million, $647 million, and $917 million for the years ended December 31, 2021, 2022 and 2023, respectively.

7. LEASES

The Company leases real estate, machinery, equipment, and vehicles under agreements with contractual periods ranging from 1 month to 24 years. Leases generally contain extension or renewal options, and some leases contain termination options. After considering all relevant economic and financial factors, the Company includes periods covered by renewal or extension options that are reasonably certain to be exercised in the lease term and excludes periods covered by termination options that are reasonably certain to be exercised from the lease term. The Company determines whether a contractual arrangement is or contains a lease at inception.

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

Leases that are economically similar to the purchase of an asset are classified as finance leases. The Company’s carrying value of finance leases is not material for the years ended December 31, 2021 and 2022.

The Company and the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County (“JDA”) entered into a development agreement in May 2022 to build the manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”). In November 2023, the Company and the JDA entered into a rental agreement, a bond purchase agreement, and an option agreement (the “Project Agreements”) pursuant to which the JDA is leasing land to the Company in exchange for the Company making rent payments totaling $309 million over the lease term. The noncancelable lease term is four years with automatic extensions reasonably certain to be utilized. The lease expires in December 2047 unless earlier terminated per the terms of the agreement. The lease is classified as a finance lease as the Company is reasonably certain to exercise the purchase option at expiration. Under the Project Agreements, the Company is required to make capital expenditures in the project of at least $5 billion by December 31, 2030 in exchange for various development incentives, tax credits and exemptions, and government grants.

Lease expense for operating leases is comprised of rent expense recognized on a straight-line basis over the lease term and amortization of right-of-use assets recognized as the difference between rent expense and imputed interest on the liability using the effective interest method. Lease expense for finance leases is comprised of interest expense on the liability recognized using the effective interest method and amortization of the right-of-use assets recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term. The Company does not recognize right-of-use assets and lease liabilities for short-term leases with an original lease term of 12 months or less. Instead, expense representing the rent payments is recognized on a straight-line basis over the lease term.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease assets are recorded net of accumulated amortization. The following tables present the carrying value of operating and finance lease right-of-use assets and lease liabilities recorded within the corresponding line items on the Company’s Consolidated Balance Sheets (in millions):

Operating Leases	December 31, 2022	December 31, 2023
Operating lease assets, net	$330	$356

Current portion of lease liabilities and other current liabilities	$68	$85
Long-term lease liabilities	311	324
Total operating lease liabilities	$379	$409

Finance Leases	December 31, 2023
Property, plant, and equipment, net	$76

Current portion of lease liabilities and other current liabilities	$3
Other non-current liabilities	76
Total finance lease liabilities	$79

The following table summarizes the contractual maturities of lease liabilities as of December 31, 2023 (in millions):

	Operating Leases	Finance Leases
2024	$120	$5
2025	103	3
2026	86	2
2027	74	2
2028	50	2
Thereafter	91	301
Total undiscounted liabilities	524	315
Less: Present value discount	(115)	(236)
Total lease liabilities	$409	$79

The future minimum lease payments for operating and finance leases that have not yet commenced are not material. The leases will commence in 2024 and 2025 with lease terms ranging from 3 to 12 years.

Total lease cost for the year ended December 31, 2021 was not material. Total lease cost for the years ended December 31, 2022 and 2023 was $86 million and $134 million, respectively, was comprised primarily of operating lease cost and recorded in “Selling, general, and administrative”, “Research and development”, and “Cost of revenues” in the Consolidated Statements of Operations.

The weighted average remaining lease term and weighted average discount rate for leases were as follows:

	December 31, 2021	December 31, 2022	December 31, 2023
Weighted average remaining operating lease term (in years)	6.1	5.9	5.3
Weighted average operating lease discount rate	4.0%	7.0%	8.9%
Weighted average remaining finance lease term (in years)	Not material		22.1
Weighted average finance lease discount rate	Not material		10.7%

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases is as follows (in millions):

	Years Ended December 31,
	2021	2022	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$65	$102
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$87	$158	$111
Right-of-use assets obtained in exchange for finance lease liabilities (non-cash)	Not material		$80

8. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2022		December 31, 2023
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
2026 Notes	2026	$1,250	11.3%	$1,250	12.0%
2029 Green Convertible Notes	2029	—	—%	1,500	4.9%
2030 Green Convertible Notes	2030	—	—%	1,725	3.8%
Total long-term debt		1,250		4,475
Less unamortized discount and debt issuance costs		(19)		(44)
Long-term debt, less unamortized discount and debt issuance costs		1,231		4,431
Less: Current portion		—		—
Total long-term debt, less current portion		$1,231		$4,431

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

2021 Convertible Notes

In July 2021, the Company issued $2,500 million aggregate principal amount of unsecured senior convertible promissory notes due July 2026 in a private offering (“2021 Convertible Notes”) and made an irrevocable election to account for the 2021 Convertible Notes under the Fair Value Option in accordance with Accounting Standards Codification Topic 825, Financial Instruments. As a result, the 2021 Convertible Notes were initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured to estimated fair value as of September 30, 2021. The 2021 Convertible Notes accrued interest quarterly at a rate of (i) zero percent (0%) from the date of issuance to, and including, June 30, 2022 and (ii) five percent (5%) after June 30, 2022. The Company made no interest payments on the 2021 Convertible Notes during the year ended December 31, 2021.

Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share. During the year ended December 31, 2021, the loss on the 2021 Convertible

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes was recognized in “Loss on convertible notes, net” in the Consolidated Statement of Operations and was calculated as follows (in millions):

	Year Ended December 31, 2021
	Fair value of shares issued upon conversion	Unpaid principal balance	Loss on convertible notes, net
2021 Convertible Notes	$2,941	$2,500	$(441)

ABL Facility

In May 2021, the Company entered into an ABL Facility with a syndicate of banks that may be used for general corporate purposes. In April 2023, the Company amended and restated the credit agreement governing the ABL Facility which extended the maturity date to April 2028 (unless due earlier pending the maturity of certain debt exceeding $200 million). The revolving commitment of the facility doubled to $1,500 million and has an annual interest rate between 1.25% and 1.75%, plus daily Secured Overnight Financing Rate (“SOFR”), plus 0.10% credit spread adjustment, subject to a 0.00% floor. In addition, the Company is required to pay a quarterly commitment fee between 0.20% and 0.25% per annum based on the unused portion of the ABL Facility. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and is reduced by borrowings and the issuance of letters of credit. The letter of credit sub-limit increased from $500 million to $1,000 million and the eligibility of assets in the borrowing base expanded allowing for the release of all restricted cash associated with the ABL Facility. The ABL Facility is secured by certain assets of the Company and contains certain affirmative and negative covenants and conditions to borrowing or taking other actions that restrict certain of the Company’s subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. The covenants include a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly.

As of December 31, 2023, the Company had no borrowings under the ABL Facility and $400 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,100 million after giving effect to the borrowing base and the outstanding letters of credit. As of December 31, 2023, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (“2026 Notes”) to new and existing investors of the Company. Proceeds received, net of a $25 million original issue discount may be used for general corporate purposes. The 2026 Notes bear interest at (x) six-month SOFR, subject to a 1.00% floor, plus (y) the credit spread adjustment of 0.43%, plus (z) 5.6% per annum. As of December 31, 2023, the contractual interest rate on the notes was 11.5%. Interest on the 2026 Notes is paid in cash semi-annually in arrears on April 15 and October 15 of each year. The Company has the option to redeem the notes at any time at 100% of the principal amount of the 2026 Notes, plus any applicable premium. The 2026 Notes are secured by a second priority security interest in the same assets in which the ABL Facility has a first priority security interest and are guaranteed by certain subsidiaries of the Company. The 2026 Notes contain a number of customary covenants similar to the covenants under the ABL Facility, including the same minimum liquidity covenant. As of December 31, 2023, the Company was in compliance with all covenants required by the 2026 Notes.

The Company’s 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2022 and 2023, the fair value of the 2026 Notes was $1,216 million and $1,250 million, respectively.

Green Convertible Notes

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of the 2029 Green Convertible Notes at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes were issued pursuant to, and are governed by, an indenture dated March 10, 2023, between the

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company and U.S. Bank Trust Company, National Association. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023, the fair value of the 2029 Green Convertible Notes was $2,110 million.

2030 Green Convertible Notes

In October 2023, the Company issued $1,725 million principal amount of the 2030 Green Convertible Notes at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Green Convertible Notes were issued pursuant to, and are governed by, an indenture dated October 11, 2023, between the Company and U.S. Bank Trust Company, National Association. The 2030 Green Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15.

Before July 15, 2030, the 2030 Green Convertible Notes are convertible at the option of the noteholders only upon the occurrence of certain events, as described in the indenture. From and after July 15, 2030, the 2030 Green Convertible Notes are convertible at any time at the noteholders’ election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. The initial conversion rate is 42.929 shares of common stock per $1,000 principal amount of 2030 Green Convertible Notes, which represents an initial conversion price of approximately $23.29 per share of the Company’s Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

The 2030 Green Convertible Notes are redeemable in whole or in part (subject to certain limitations) at the Company’s option at any time on or after October 20, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. If certain events that constitute a Fundamental Change (as defined by the indenture) for the 2030 Green Convertible Notes occur, then, subject to limited exceptions, noteholders may require the Company to repurchase their notes for cash. The cash repurchase price is equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The 2030 Green Convertible Notes contain a number of customary covenants.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023, the fair value of the 2030 Green Convertible Notes was $2,121 million.

The Company intends to use the net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s green financing framework.

Capped Calls

In October 2023, in connection with the issuance of the 2030 Green Convertible Notes, the Company paid $108 million to purchase privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The initial strike price of the Capped Calls is approximately $23.29 per share of the Company’s Class A common stock, which is the initial conversion price of the 2030 Green Convertible Notes. The initial cap price of the Capped Calls is approximately $31.06 per share of the Company’s Class A common stock, which represents a premium of 70% over the last reported sale price of the Company’s Class A common stock on October 5, 2023, and is subject to certain anti-dilution adjustments under the terms of the Capped Calls. The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Green Convertible Notes, and are expected generally to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2030 Green Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Green Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls.

The Capped Calls are separate transactions entered into by the Company and the applicable counterparties, and are not part of the terms of the 2030 Green Convertible Notes, and do not affect any holder’s rights under the 2030 Green Convertible Notes or the indenture. Holders of the 2030 Green Convertible Notes do not have any rights with respect to the Capped Calls.

As the Capped Calls are indexed to the Company’s own stock and qualified for equity classification, they were not accounted for as derivatives and were recorded as a reduction of the Company’s “Additional paid-in capital” on the Consolidated Balance Sheets and will not be remeasured.

Interest Expense

“Interest expense” recorded in the Consolidated Statements of Operations was primarily contractual interest expense.

9. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Consolidated Balance Sheets included the following components (in millions):

	December 31, 2022	December 31, 2023
Payroll and related costs	$259	$328
Capital expenditures	265	263
Inventory	367	241
Other products and services	169	169
Other	94	144
Total accrued liabilities	$1,154	$1,145

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES

Components of Income Taxes

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of ”Loss before income taxes” in the Consolidated Statements of Operations are as follows (in millions):

	Years Ended December 31,
	2021	2022	2023
United States	$(4,590)	$(6,729)	$(5,406)
Foreign	(98)	(19)	(25)
Total loss before income taxes	$(4,688)	$(6,748)	$(5,431)

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

As of December 31, 2023, the Company recorded valuation allowances of $4,866 million for the portion of deferred tax assets that is not expected to be realized. The valuation allowance on net deferred tax assets increased by $1,541 million during the year ended December 31, 2023. The change in the valuation allowance is primarily due to additional net United States deferred tax assets recognized during the year. The Company had no releases of valuation allowances for the years ended December 31, 2022 and 2023. The Company continues to monitor the realizability of the United States deferred tax assets considering multiple factors, including results of operations. The Company shall continue maintaining a full valuation allowance on United States deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowances would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes to its components at the United States statutory rate is shown below (in millions):

	Years Ended December 31,
	2021	2022	2023
Federal income tax at statutory rate	$(984)	$(1,417)	$(1,140)
State income taxes	(236)	(267)	(230)
Permanent items	8	75	58
Nondeductible charitable contributions	172	—	—
Nondeductible loss on convertible debt	118	—	—
Tax credits	(63)	(264)	(202)
Other	(3)	10	(26)
Valuation allowance	988	1,867	1,541
Provision for income taxes	$—	$4	$1
The Company’s effective tax rate was 0% for the years ended December 31, 2021, 2022 and 2023. Provision for income taxes relates to current taxes on foreign operations for the years ended December 31, 2021, 2022 and 2023.

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2022	December 31, 2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$2,705	$3,708
Inventory	203	179
Deferred revenue	8	33
Operating lease liabilities	94	101
Stock-based compensation	110	88
Accrued liabilities	29	81
R&D capitalization	369	804
Other	19	53
Total deferred tax assets	3,537	5,047
Less: valuation allowances	(3,325)	(4,866)
Total net deferred tax assets	212	181
Deferred tax liabilities:
Property, plant, and equipment	(124)	(94)
Operating lease assets	(81)	(86)
Other	(6)	(1)
Total deferred tax liabilities	(211)	(181)
Net deferred tax assets	$1	$—

The majority of the Company's gross loss carryforwards are generated in the United States. Federal net operating losses (“NOLs”) generated by the Company through December 31, 2017 totaling $81 million may be carried forward for 20 years and begin to expire in 2035. These NOLs may fully offset taxable income in the year utilized. Under the Tax Cuts and Jobs Act, federal losses generated in tax years beginning after December 31, 2017, totaling $12,090 million, may be carried forward indefinitely; but their deduction is limited to 80% of annual taxable income. In addition, the Company has federal and state tax credit carryforwards of $564 million that can be carried forward for 20 years and begin to expire in 2039. The NOLs and tax credits are fully offset by a valuation allowance. Additionally, the Company has $9,154 million of carryforwards for state NOLs.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Unrecognized Tax Benefits

The Company records uncertain tax positions using a two-step process. First; by determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and second; for those tax positions that meet the more-likely-than-not recognition threshold, by recognizing the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. When applicable, the Company includes interest and penalties related to income tax matters within the provision for income taxes. The Company had no accrued interest or penalties as of December 31, 2022 and 2023.

The Company’s unrecognized tax benefits related to the Company’s United States R&D tax credit. Because a full valuation allowance is maintained in the United States, there is no impact to the consolidated balance sheet and, if recognized, none of the unrecognized tax benefit would impact the Company’s effective tax rate.

The Company had the following activity related to unrecognized tax benefits (in millions):

	Years Ended December 31,
	2022	2023
Beginning balance	$—	$38
Additions for current year tax positions	16	15
Additions for tax positions of prior years	22	8
Ending balance	$38	$61

Although it is possible that unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes or the impact on recognition and measurement considerations related to the results of published tax cases or similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, plus state and foreign jurisdictions. Tax years after 2019 remain open in the Company’s major jurisdictions and are subject to examination by the taxing authorities. The Company is not currently under an income tax audit by any taxing authority.
11. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. The Company’s stock options have seven- or ten-year contractual terms and unvested stock options and RSUs generally are forfeited upon the termination of a grantee’s service. The Company has elected to recognize forfeitures as an adjustment to compensation expense for options and RSUs in the same period as the forfeitures occur. As of December 31, 2023, 64 million and 167 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Generally, the Company’s stock options vest in annual installments based on a requisite service period of four years of continuous service and may contain performance conditions related to production and other targets. RSUs generally vest in quarterly installments based on a requisite service period of 2 to 4 years of continuous service. Expense is recognized on an accelerated basis for awards granted prior to the IPO due to the IPO as a performance condition. For awards granted after the IPO, the Company has elected to use the straight-line expense recognition on awards with only service conditions.

In January 2021, the Company granted a stock option covering 27 million shares valued at $241 million to its CEO. A portion of the stock option contains only a service condition, which vests over a requisite service period of six years following the IPO. The other portion of the stock option contains both a service and a market condition, which vests in installments based on the achievement of share price goals following the IPO, measured over a specified period ending on the 10th anniversary of the award.

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

Starting in the year ended December 31, 2022, the Company approved the payment of bonus incentives to be made under the 2021 Stock Plan in the form of stock-based awards, which vest immediately upon grant in the first quarter of each year. The bonus incentives are subject to certain performance conditions related to production and other targets. As of December 31, 2022 and 2023, the total amount of accrued stock-based bonus incentives was $139 million and $188 million within the “Payroll and related costs” component of “Accrued liabilities” on the Consolidated Balance Sheets. Refer to Note 9 "Accrued Liabilities" for more information about Accrued liabilities.

The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2023:

	Stock Options				RSUs
	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	61	$12.98			37	$38.72
Granted	4	17.26			64	15.25
Exercised / Vested	(2)	4.53			(35)	23.80
Forfeited / Cancelled	(1)	11.20			(10)	31.73
Outstanding at December 31, 2023	62	$13.49	6.0	$636	56	$22.36
Vested and expected to vest at December 31, 2023	62	$13.49	6.0	$636	56	$22.36
Exercisable at December 31, 2023	32	$5.93	4.9	$559	—	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021, 2022 and 2023 was $10.03, $21.64, and $10.49, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2022 and 2023 was $127 million, $105 million, and $29 million, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021 and 2022 was $43.94 and $35.87, respectively. There were no RSUs vested during the year ended December 31, 2021. The total fair value of RSUs vested during the years ended December 31, 2022 and 2023 was $566 million and $630 million, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2021	2022	2023
Cost of revenues	$16	$60	$85
Research and development	277	437	408
Selling, general, and administrative	277	490	328
Total stock-based compensation expense	$570	$987	$821

As of December 31, 2023, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,187 million, which is expected to be recognized over a weighted-average period of 5.6 years for stock options and 1.8 years for RSUs.

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

The exercise price of all stock options granted during the years ended December 31, 2021, 2022 and 2023 was equal to or greater than the fair market value of Rivian's stock at the date of grant. The Company generally estimates the grant-date fair value of stock options using a Black-Scholes option pricing model. Expected volatility is based on a weighted-average of historical volatility rates of peer companies and the Company’s implied volatility. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for zero-coupon Treasury notes with maturities approximating the respective expected term of the stock option. The expected term represents the average time the Company’s stock options are expected to be outstanding. As the stock options were not exercisable prior to the IPO, the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, for stock options, the expected term is estimated based on the weighted-average midpoint of expected vest date and expiration date.

The weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Years Ended December 31,
	2021	2022	2023
Volatility	49.5%	55.5%	61.4%
Dividend yield	—%	—%	—%
Risk-free rate	1.1%	2.9%	4.0%
Expected term (in years)	5.6	6.8	6.3

Prior to the Company’s IPO, the stock price input to the estimated fair value of stock options and the fair value of RSUs was measured on the grant date (or modification date, if appropriate) based on an independent appraisal of the fair market value of the Company’s common stock. The independent appraisal used a market approach with an adjustment for lack of

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Employee Stock Purchase Plan

In November 2021, the Company adopted the ESPP. The ESPP is designed to allow eligible employees to purchase shares of Class A common stock at a 15% discount, generally at intervals of approximately six months, with their accumulated payroll deductions. The number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 22 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, equal to the lesser of (A) 1% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of Class A common stock as determined by the board of directors; provided, however, that no more than 185 million shares of Class A common stock may be issued under the ESPP. As of December 31, 2023, 32 million shares were reserved for issuance under the ESPP.

12. RELATED PARTY TRANSACTIONS

Stock Warrants

In February 2019, the Company entered into a commercial letter agreement with Amazon.com, Inc. and its affiliates (“Amazon”), and in September 2019, the Company entered into a related framework agreement with Amazon Logistics, Inc. (“Logistics”). The Company refers to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, the Company and Logistics have agreed to collaborate to design, develop, manufacture, and supply EDVs and/or certain component parts and related services for use in Amazon’s last mile delivery operations. In connection with the EDV Agreement, the Company provided a share-based sales incentive to Amazon, a principal stockholder, in the form of warrants to purchase preferred stock. These were converted to warrants to purchase an equivalent number of shares of Class A common stock upon the close of the Company’s IPO. The carrying value of the warrants was not material as of December 31, 2022 and 2023 and is amortized as an offset against revenues as Electric Delivery Vans (“EDVs”) are sold. The offset against revenues for the years ended December 31, 2022 and 2023 was not material.

2021 Convertible Notes

In July 2021, the Company issued the 2021 Convertible Notes to principal stockholders of the Company at that time, including: Amazon with $490 million principal amount, Ford Motor Company (“Ford”) with $415 million principal amount, and certain funds and accounts advised by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with an aggregate $400 million principal amount. Upon the Company’s IPO, the 2021 Convertible Notes converted into 38 million shares of Class A common stock at a conversion price equal to $66.30 per share (refer to Note 8 "Debt" for more information about the 2021 Convertible Notes).

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2026 Notes

The 2026 Notes were issued to certain new and existing principal stockholders, including T. Rowe Price with an aggregate $285 million principal amount (refer to Note 8 "Debt" for more information about the 2026 Notes).

Revenues

The Company recorded $343 million and $823 million in revenues from Amazon for the years ended December 31, 2022 and 2023, within “Revenues” in the Consolidated Statements of Operations, primarily related to the sale of EDVs in accordance with the EDV Agreement. As of December 31, 2022 and 2023, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Consolidated Balance Sheets were $60 million and $6 million, respectively. As of December 31, 2022 and 2023, contract liabilities related to these revenues, primarily related to extended service contracts, were $14 million and $72 million, respectively. Refer to Note 2 "Summary of Significant Accounting Policies" for more information about revenue.

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

The Company obtains data services, including hosting, storage, and compute from Amazon. During the year ended December 31, 2021, expenses related to these services were not material. During the years ended December 31, 2022 and 2023, expenses related to these services of $60 million and $63 million, respectively, were recorded in “Research and development” and “Selling, general, and administrative” in the Consolidated Statements of Operations. As of December 31, 2022 and 2023, the unpaid amounts related to these services were not material.

Unconditional Purchase Obligations and Commitments

Refer to Note 14 "Commitments and Contingencies" for more information about unconditional purchase obligations with Amazon.

13. STOCKHOLDERS’ EQUITY

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2022 and 2023, 918 million and 960 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2022 and 2023, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2022 and 2023, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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

Stock Warrants

As of December 31, 2021, 2022, and 2023, the Company had 12 million shares of common stock warrants outstanding and exercisable with a weighted-average exercise price of $6.84. The weighted-average remaining contractual life of common stock warrants outstanding and exercisable as of December 31, 2021, 2022, and 2023 is 7 years, 6 years, and 5 years, respectively. There were no common stock warrants granted during the years ended December 31, 2021 and 2022. There was no activity for the year ended December 31, 2023.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded within “Accrued liabilities” on the Consolidated Balance Sheets. The Company accrues contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income in the period they occur. In evaluating loss contingencies, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Legal costs related to contingencies are recognized as expenses as they are incurred.

The Company is involved in legal proceedings and evaluates other loss contingencies, primarily related to supplier contract claims and employment matters which may result in obligations of the Company. The Company believes it has valid defenses

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with respect to these matters. However, as of December 31, 2023, the Company has accrued approximately $80 million for probable losses related to these matters. It is reasonably possible that losses could occur in excess of amounts accrued. As of December 31, 2023, the Company estimates its reasonably possible risk of loss to be up to approximately $160 million, which includes the amounts accrued. We expect the majority of the matters to be resolved within the next 12 months.

Unconditional Purchase Obligations

During the year ended December 31, 2023, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily relate to inventory purchase requirements varying by vendor and data services, including hosting, storage, and compute from Amazon. Future payments under unconditional purchase obligations having a remaining term in excess of one year as of December 31, 2023 are as follows (in millions):

Total Future Payments
2024	$124
2025	148
2026	153
2027	79
2028	37
Thereafter	7
Total	$548

15. NET LOSS PER SHARE

The Company's basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, after allocating losses to equity awards deemed to be participating securities pursuant to the two-class method. Upon completion of the IPO during November 2021, all outstanding shares of common stock and contingently redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock, and approximately 8 million shares of Class A common stock were exchanged for an equivalent number of shares of Class B common stock. Except with respect to voting and conversion, the rights, including liquidation and dividend rights, of the holders of Class A and Class B common stock are identical (see Note 13 "Stockholders' Equity"). Accordingly, the undistributed earnings are allocated on a proportionate basis and as a result, net loss per share attributable to common stockholders is the same for Class A and Class B common stock, whether on an individual or combined basis.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, stock options, unvested RSUs, shares underlying the Company’s ESPP, other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of Green Convertible Notes, stock options with a market condition, and other stock-based awards. The following table presents the number of potential shares of

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Years Ended December 31,
	2021	2022	2023
Green Convertible Notes	—	—	149
Stock warrants	12	12	12
Stock options	65	61	62
RSUs, ESPP, and other stock-based awards	37	48	64
Total	114	121	287

Capped Calls are excluded from the calculation of diluted earnings per share as they would be antidilutive. However, upon conversion, there will be no economic dilution from the 2030 Green Convertible Notes unless the market price of the Company’s Class A common stock exceeds the cap price as exercise of the Capped Calls offsets any dilution from the 2030 Green Convertible Notes from the conversion price up to the cap price.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2021	2022	2023
Numerator
Net loss attributable to Rivian	$(4,688)	$(6,752)	$(5,432)
Net loss attributable to common stockholders, basic and diluted	$(4,688)	$(6,752)	$(5,432)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	204	913	947
Effect of dilutive securities	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	204	913	947

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(22.98)	$(7.40)	$(5.74)

RIVIAN AUTOMOTIVE, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and carries out a variety of ongoing procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Chief Financial Officer (“CFO”) evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with GAAP.

As of December 31, 2023, our management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting using the framework issued by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

A company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

KPMG LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Form 10-K, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 68 of this Form 10-K.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that the Company’s risk assessment process was not effective in implementing controls on a timely basis in response to changes to the business operations, personnel, and other factors affecting certain financial reporting processes and related information technology (“IT”) systems. As a result, the Company had ineffective

RIVIAN AUTOMOTIVE, INC.
Information Technology General Controls (“ITGC”) related to certain systems, applications, and tools used for financial reporting and the Company did not establish effective user access and segregation of duties controls across financially relevant functions. Therefore, the automated and manual process level controls over financial reporting which were dependent upon these ITGCs could not be relied upon.

Subsequently, our management completed the following remedial actions:
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
•hired critical leadership roles with public company and internal control experience responsible for designing, implementing, and monitoring our ITGC; and
•removed unnecessary and excessive access and implemented additional automation in provisioning and deprovisioning controls, monitoring of user access, and enhanced monitoring of the execution of our ITGC.

As a result of these actions, and based on the results of our evaluation to confirm the effective design, implementation, and operating effectiveness over a reasonable period, we concluded that, as of December 31, 2023, we have remediated the material weaknesses previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

Except for the actions taken to remediate the previously reported material weaknesses, as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

RIVIAN AUTOMOTIVE, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

RIVIAN AUTOMOTIVE, INC.
PART IV
Item 15. Exhibit and Financial Statement Schedules

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
4.3	Indenture, dated as of March 10, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41042	4.1	03/10/2023
4.4	Form of certificate representing the 4.625% Green Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4)	8-K	001-41042	4.2	03/10/2023
4.5	Indenture, dated as of October 11, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41042	4.1	10/11/2023
4.6	Form of certificate representing the 3.625% Green Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.5)	8-K	001-41042	4.2	10/11/2023
4.7*	Description of Capital Stock
10.1#	2015 Long-Term Incentive Plan, as amended, and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.1	11/01/2021
10.2#	2021 Incentive Award Plan and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.2	11/01/2021
10.3#	Form of Performance Stock Unit Award Agreement under the Rivian Automotive, Inc. 2021 Incentive Award Plan	10-Q	001-41042	10.3	08/08/2023

RIVIAN AUTOMOTIVE, INC.

10.4#	Non-Employee Director Compensation Program (effective April 1, 2023)	10-Q	001-41042	10.2	08/08/2023
10.5#	2021 Employee Stock Purchase Plan	S-1/A	333-259992	10.4	11/01/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-259992	10.5	11/01/2021
10.7+	Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-41042	10.1	04/19/2023
10.8#	Employment Agreement by and between Rivian Automotive, LLC and Robert Joseph Scaringe	S-1/A	333-259992	10.7	11/01/2021
10.9#	Employment Agreement by and between Rivian Automotive, LLC and Claire McDonough	S-1/A	333-259992	10.9	11/01/2021
10.10#	Employment Agreement by and between Rivian Automotive, LLC and Kjell Gruner	10-Q	001-41042	10.10	11/07/2023
10.11#	Rivian Executive Bonus Plan	10-Q	001-41042	10.1	11/09/2022
10.12†	Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	S-1	333-259992	10.12	10/01/2021
10.13†	Work Order No. #1 to the Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.htm	S-1	333-259992	10.13	10/01/2021
10.14†	Commercial Letter Agreement, dated as of February 15, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.14	10/01/2021
10.15†	Amendment to Commercial Letter Agreement, dated as of September 6, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.15	10/01/2021
10.16†	Master Services Agreement, dated as of May 7, 2021, by and between Rivian, LLC and Cox Automotive Corporate Services, LLC	S-1	333-259992	10.16	10/01/2021
10.17†	Statement of Work for Consignment Services, dated as of June 21, 2021, by and between Rivian, LLC and Manheim Remarketing, Inc.	S-1	333-259992	10.17	10/01/2021

RIVIAN AUTOMOTIVE, INC.

10.18†	Development, Production and Supply Agreement, dated as of April 16, 2021, by and between Rivian Automotive, LLC and Troy Design and Manufacturing Co.	S-1	333-259992	10.18	10/01/2021
10.19	Indenture, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	S-1/A	333-259992	10.19	10/22/2021
10.20	Note Purchase Agreement, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC and the purchasers party thereto.	S-1/A	333-259992	10.20	10/22/2021
10.21†	Amendment No. 1 to the Framework Agreement, dated as of October 26, 2021, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.20	02/28/2023
10.22	Amendment to the Warrant to Purchase Series C Preferred Stock, dated as of October 31, 2021, by and between Rivian Automotive, Inc. and Amazon.com NV Investment Holdings LLC.	S-1/A	333-259992	10.21	11/01/2021
10.23	Economic Development Agreement, dated as of May 2, 2022, by and among Rivian Horizon, LLC, the State of Georgia and the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	05/06/2022
10.24	First Amendment to Economic Development Agreement, dated as of September 26, 2023 by and among Rivian Horizon, LLC, the State of Georgia acting by and through the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	09/29/2023
10.25	Rental Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.1	11/13/2023
10.26	Bond Purchase Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.2	11/13/2023
10.27	Option Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.3	11/13/2023
10.28†	Amendment No. 2 to the Framework Agreement, dated as of January 1, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.26	02/28/2023
10.29†	Amendment No. 3 to the Framework Agreement, dated as of November 7, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-Q	001-41042	10.6	11/07/2023
10.30	Form of Capped Call Confirmations	8-K	001-41042	10.1	10/11/2023

RIVIAN AUTOMOTIVE, INC.

10.31	Form of Additional Capped Call Confirmations	8-K	001-41042	10.2	10/11/2023
21.1*	List of Subsidiaries of Rivian Automotive, Inc.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer, Chairman of the Board of Directors
Date: February 26, 2024		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Scaringe	Chief Executive Officer, Chairman of the Board of Directors	February 26, 2024
Robert J. Scaringe	(Principal Executive Officer)

/s/ Claire McDonough	Chief Financial Officer	February 26, 2024
Claire McDonough	(Principal Financial Officer)

/s/ Jeffrey R. Baker	Chief Accounting Officer	February 26, 2024
Jeffrey R. Baker	(Principal Accounting Officer)

/s/ Karen Boone	Director	February 26, 2024
Karen Boone

/s/ Sanford Schwartz	Director	February 26, 2024
Sanford Schwartz

/s/ Rose Marcario	Director	February 26, 2024
Rose Marcario

/s/ Peter Krawiec	Director	February 26, 2024
Peter Krawiec

/s/ Jay Flatley	Director	February 26, 2024
Jay Flatley

/s/ Pamela Thomas-Graham	Director	February 26, 2024
Pamela Thomas-Graham

/s/ John Krafcik	Director	February 26, 2024
John Krafcik