Form 10-Q
period 2024-03-31
Rivian Automotive, Inc. / DE
filed 2024-05-07
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 23, 2024, 987,495,232 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

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
•Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, electric vehicles (“EVs”).
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
•We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenues and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•A significant portion of our revenues has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer (“CEO”).
•Breaches in data security, failure of information security systems, cyber attacks or other security or privacy-related incidents affecting us or our suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.
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
•Increasing scrutiny and changing expectations from global regulators, our investors, consumers and employees with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2023	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$7,857	$5,979
Short-term investments (Note 3)	1,511	1,879
Accounts receivable, net	161	389
Inventory (Note 4)	2,620	2,797
Other current assets	164	270
Total current assets	12,313	11,314
Property, plant, and equipment, net (Note 5)	3,874	3,830
Operating lease assets, net	356	379
Other non-current assets	235	211
Total assets	$16,778	$15,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981	$1,019
Accrued liabilities (Note 7)	1,145	1,018
Current portion of lease liabilities and other current liabilities	361	364
Total current liabilities	2,487	2,401
Long-term debt (Note 6)	4,431	4,433
Non-current lease liabilities	324	345
Other non-current liabilities	395	486
Total liabilities	7,637	7,665
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2023 and March 31, 2024	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 968 and 994 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively (Note 12)	1	1
Additional paid-in capital	27,695	28,070
Accumulated deficit	(18,558)	(20,004)
Accumulated other comprehensive income	3	2
Total stockholders' equity	9,141	8,069
Total liabilities and stockholders' equity	$16,778	$15,734

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Revenues (Note 2)	$661	$1,204
Cost of revenues	1,196	1,731
Gross profit	(535)	(527)
Operating expenses
Research and development	496	461
Selling, general, and administrative	402	496
Total operating expenses	898	957
Loss from operations	(1,433)	(1,484)
Interest income	124	112
Interest expense (Note 6)	(38)	(75)
Other (expense) income, net	(1)	2
Loss before income taxes	(1,348)	(1,445)
Provision for income taxes	(1)	(1)
Net loss	$(1,349)	$(1,446)
Net loss attributable to common stockholders, basic and diluted	$(1,349)	$(1,446)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 12)	$(1.45)	$(1.48)
Weighted-average common shares outstanding, basic and diluted	930	978

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Net loss	$(1,349)	$(1,446)
Other comprehensive income (loss)	1	(1)
Comprehensive loss	$(1,348)	$(1,447)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
BALANCE - December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$13,799
Capital stock issuance	13	—	5	—	—	5
Stock-based compensation	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,349)	—	(1,349)
BALANCE - March 31, 2023	939	$1	$27,217	$(14,475)	$(1)	$12,742

BALANCE - December 31, 2023	968	$1	$27,695	$(18,558)	$3	$9,141
Capital stock issuance	26	—	1	—	—	1
Stock-based compensation	—	—	374	—	—	374
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,446)	—	(1,446)
BALANCE - March 31, 2024	994	$1	$28,070	$(20,004)	$2	$8,069

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(1,349)	$(1,446)
Depreciation and amortization	188	280
Stock-based compensation expense	183	233
Inventory LCNRV write-downs and losses on firm purchase commitments	229	150
Other non-cash activities	2	53
Changes in operating assets and liabilities:
Accounts receivable, net	(55)	(228)
Inventory	(781)	(435)
Other assets	(29)	(81)
Accounts payable and accrued liabilities	22	113
Other liabilities	69	92
Net cash used in operating activities	(1,521)	(1,269)

Cash flows from investing activities:
Purchases of short-term investments	—	(902)
Maturities of short-term investments	—	550
Capital expenditures	(283)	(254)
Net cash used in investing activities	(283)	(606)

Cash flows from financing activities:
Proceeds from issuance of capital stock	3	2
Proceeds from issuance of convertible notes	1,485	—
Other financing activities	(3)	(4)
Net cash provided by (used in) financing activities	1,485	(2)

Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash	(319)	(1,878)
Cash, cash equivalents, and restricted cash—Beginning of period	12,099	7,857
Cash, cash equivalents, and restricted cash—End of period	$11,780	$5,979

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$333	$383
Capital stock issued to settle bonuses	$137	$179
Right-of-use assets obtained in exchange for operating lease liabilities	$11	$52

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. NATURE OF OPERATIONS AND PRESENTATION
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of designing, developing, manufacturing, and selling category-defining electric vehicles (”EVs”), accessories, and related services directly to customers in the consumer and commercial markets. The nature of the Company’s operations is primarily the production and sale of EVs in the United States.

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). Certain amounts in the prior period condensed consolidated financial statements have been aggregated to conform to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, inventory valuation, property, plant, and equipment, warranty reserves, leases, income taxes, stock-based compensation, commitments and contingencies, and residual value risk sharing (“RVRS”) liability. The Company believes that the accounting estimates and related assumptions employed by the Company are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, the actual results could differ from the original estimates, requiring adjustments to these amounts in future periods.

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2023 and March 31, 2024. These derivatives are economic hedges used to manage overall

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
price risk and have not been designated as hedging instruments. During the three months ended March 31, 2023 and 2024, losses resulting from changes in fair value were not material.

Revenues

Vehicle Sales

The Company’s revenues primarily include revenue from the sale of EVs and specific services that meet the definition of a performance obligation, including over-the-air (“OTA”) vehicle software updates. Revenue from the sale of EVs is recognized at a point in time when control transfers to the customer or the lessee of JPMorgan Chase Bank, N.A. (“Chase Bank”), the Company’s financial institution providing leasing, which generally occurs upon delivery. Revenue from the sale of Electric Delivery Vans (“EDVs”) is recognized in accordance with a bill and hold arrangement, under which risk of ownership has been transferred to the customer but delivery is delayed at the request of the customer. In such cases, the EDVs are separately identified as belonging to the customer, ready for physical delivery to the customer, and the Company does not have the ability to sell the EDVs to another customer.

Payment for EV sales is typically received at or prior to delivery or according to payment terms customary to the business. Sales tax is excluded from the measurement of the transaction price. As the OTA vehicle software updates represent a stand ready obligation to provide these services, revenue related to OTA vehicle software updates is recognized ratably throughout the performance period, beginning when control of the vehicle is transferred to the customer or the lessee of Chase Bank, and continuing through the estimated useful life of the EV.

The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded as a RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets upon delivery. The RVRS liability is comprised of management’s estimate of the amount the Company is expected to pay to Chase Bank at the end of the lease term and is bifurcated from the transaction price. These estimates are based on third-party residual value publications and estimated future prices. The Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary. These estimates are inherently uncertain, especially given the Company’s limited history of leases, and more historical experience or updates to benchmarks and projections may cause material changes to the RVRS liability in the future. As of March 31, 2024 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

During the three months ended March 31, 2024, approximately 23% of the Company’s revenues was from Chase Bank.

Other Revenues

The Company generates tradable credits from various regulatory standards primarily related to zero-emission vehicles (“ZEVs”) and greenhouse gas. The Company sells these credits to other manufacturers. Revenues are recognized at the time control of the regulatory credits is transferred to the purchasing party, and payment is typically received in accordance with customary payment terms. Other revenues consist primarily of sales of vehicle trade-ins (“remarketing”), repair and maintenance services, vehicle accessories, charging, and other complementary services.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities are primarily related to payments for vehicles collected prior to delivery of the EV, generally satisfied within one quarter or less, OTA vehicle software updates, generally satisfied over the estimated useful life of the EV, and extended service contracts, satisfied over the coverage period. The Company’s contract liabilities exclude fully-

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
refundable customer deposits. The following table summarizes the Company’s contract liabilities recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	March 31, 2024
Current portion of lease liabilities and other current liabilities	$88	$91
Other non-current liabilities	133	158
Total contract liabilities	$221	$249

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

The following table summarizes the Company’s warranty and field service action reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	March 31, 2024
Current portion of lease liabilities and other current liabilities	$91	$68
Other non-current liabilities	184	249
Total warranty reserve	$275	$317

Warranty expense is recorded as a component of “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations. The Company’s warranty and field service action activity for the three months ended March 31, 2023 was primarily for warranties issued during the period. The following table presents the warranty and field service action activity for the three months ended March 31, 2024 (in millions):

Three Months Ended March 31, 2024
Beginning balance	$275
Warranties issued in period	49
Adjustments to pre-existing warranties	6
Warranty costs incurred	(13)
Ending balance	$317

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
degree of counterparty credit risk varies based on many factors, including the duration of the transaction and the contractual terms of the agreement.

As of December 31, 2023 and March 31, 2024, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, and customer deposits. As of December 31, 2023 and March 31, 2024, the counterparties to the Company’s derivative instruments and the ABL Facility lenders are financial institutions that the Company believes are of high credit quality.

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

Upcoming Accounting Standards Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures updates required disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the presentational impact of this ASU and expects to adopt in the year ended December 31, 2024.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures enhances the transparency and usefulness of income tax disclosures. The updates are effective for annual periods beginning after December 15, 2024 on a prospective or retrospective basis, though early adoption is permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt in the year ended December 31, 2025.

3. FAIR VALUE MEASUREMENTS

Cash and cash equivalents include cash in banks, highly liquid investments, and term deposits with maturities of three months or less recorded in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets. Short-term investments are

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
available-for-sale debt securities and term deposits with maturities over three and up to twelve months recorded in “Short-term investments” on the Condensed Consolidated Balance Sheets.
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2023		March 31, 2024
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,245		$1,094
Money market funds	1	6,070	1	4,701
Commercial paper	2	517	2	134
Term deposits	—	—	2	50
United States Treasury securities	1	25	1	—
Total		$7,857		$5,979

Short-term investments:
Commercial paper	—	$—	2	$366
United States Treasury securities	1	1,061	1	1,088
Term deposits	2	450	2	425
Total		$1,511		$1,879

Total cash and cash equivalents and short-term investments		$9,368		$7,858

As of December 31, 2023 and March 31, 2024, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 6 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

4. INVENTORY AND INVENTORY VALUATION

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	March 31, 2024
Raw materials and work in progress	$1,584	$1,825
Finished goods	1,036	972
Total inventory	$2,620	$2,797

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. Included within work in progress are end of line vehicles pending final inspection which have historically not been material. As of March 31, 2024, end of line vehicles increased to $290 million due to the vehicles awaiting a specific part. Subsequent to quarter end, the majority of these vehicles have been through final inspection and factory gated. The Company’s ending inventory was written down by $319 million and $328 million for LCNRV as of December 31, 2023 and March 31, 2024, respectively. Additionally, the Company has LCNRV losses related to firm purchase commitments which were $126 million and $45 million as of December 31, 2023 and March 31, 2024, respectively, and are

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
reflected in the “Inventory” component of “Accrued liabilities” on the Condensed Consolidated Balance Sheets. Refer to Note 7 "Accrued Liabilities" for more information about Accrued liabilities.

The Company recorded a $229 million and $150 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of March 31, 2023 and March 31, 2024, respectively, in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

5. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	March 31, 2024
Land, buildings, and building improvements	$972	$1,002
Leasehold improvements	417	435
Machinery, equipment, vehicles, and office furniture	3,068	3,186
Computer equipment, hardware, and software	515	545
Construction in progress	698	746
Total property, plant, and equipment	5,670	5,914
Accumulated depreciation and amortization	(1,796)	(2,084)
Total property, plant, and equipment, net	$3,874	$3,830

Depreciation and amortization expense was $184 million and $274 million for the three months ended March 31, 2023 and 2024, respectively.

6. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2023		March 31, 2024
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	12.0%	$1,250	12.0%
2029 Green Convertible Notes	2029	1,500	4.9%	1,500	4.9%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(44)		(42)
Long-term debt, less unamortized discount and debt issuance costs		4,431		4,433
Less current portion		—		—
Total long-term debt, less current portion		$4,431		$4,433

ABL Facility
In April 2023, the Company amended and restated the credit agreement governing the ABL Facility. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit.

As of March 31, 2024, the Company had no borrowings under the ABL Facility and $305 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,195 million after giving effect to the borrowing base and the outstanding letters of credit. As of March 31, 2024, the Company was in compliance with all covenants required by the ABL Facility.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of March 31, 2024, the interest rate payable on the 2026 Notes was 11.5%, and the Company was in compliance with all covenants required by the 2026 Notes.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and March 31, 2024, the fair value of the 2026 Notes was $1,250 million and $1,271 million, respectively.

Green Convertible Notes

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and March 31, 2024, the fair value of the 2029 Green Convertible Notes was $2,110 million and $1,241 million, respectively.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and March 31, 2024, the fair value of the 2030 Green Convertible Notes was $2,121 million and $1,213 million, respectively.

The Company intends to use the net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s green financing framework.

7. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	March 31, 2024
Payroll and related costs	$328	$188
Capital expenditures	263	258
Inventory	241	260
Other products and services	169	124
Other	144	188
Total accrued liabilities	$1,145	$1,018

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended March 31, 2023 and 2024, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $42 million and $30 million of costs related to employee termination expenses during the three months ended March 31, 2023 and 2024, respectively, and have a remaining liability of $14 million as of March 31, 2024.

8. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three months ended March 31, 2023 and 2024. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

9. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employee directors, and consultants.

Stock option activity during the three months ended March 31, 2024 was not material. The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2024:

	RSUs
	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	56	$22.36
Granted	22	$12.58
Exercised / Vested	(25)	$15.18
Forfeited / Cancelled	(2)	$22.99
Outstanding at March 31, 2024	51	$21.73
Vested and expected to vest at March 31, 2024	51	$21.73

The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2023	2024
Cost of revenues	$18	$23
Research and development	84	124
Selling, general, and administrative	81	86
Total stock-based compensation expense	$183	$233

As of March 31, 2024, the Company’s unrecognized stock-based compensation expense for unvested awards was $1,233 million, which is expected to be recognized over a weighted-average period of 5.5 years and 1.7 years for stock options and RSUs outstanding, respectively.

10. RELATED PARTY TRANSACTIONS

Revenues

The Company recorded $72 million and $338 million for the three months ended March 31, 2023 and 2024, respectively, in revenues from Amazon.com, Inc. and its affiliates (“Amazon”), within “Revenues” in the Condensed Consolidated Statements

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of Operations, primarily related to the sale of EDVs. As of December 31, 2023 and March 31, 2024, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $6 million and $120 million, respectively. As of December 31, 2023 and March 31, 2024, contract liabilities related to these revenues, primarily related to extended service contracts, were $72 million and $93 million, respectively. Refer to Note 2 "Summary of Significant Accounting Policies" for more information about revenues.

Operating Expenses
The Company obtains data services, including hosting, storage, and compute from Amazon. During the three months ended March 31, 2023 and 2024, expenses related to these services were $17 million and $20 million, respectively. As of December 31, 2023 and March 31, 2024, the unpaid amounts related to these services were not material.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company is involved in legal proceedings and evaluates other loss contingencies primarily related to supplier contract claims and employment matters which may result in liabilities of the Company. Although the Company believes it has valid defenses with respect to these matters, as of December 31, 2023 and March 31, 2024, the Company recorded approximately $80 million and $190 million, respectively, for estimated probable losses related to these matters in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. The increase in the accrued liability is primarily related to liabilities incurred during the three months ended March 31, 2024 with suppliers regarding contract modifications and terminations as part of the Company’s cost of revenue efficiency initiatives recorded within “Cost of revenues” in the Condensed Consolidated Statements of Operations. As of March 31, 2024, although the majority of the accrued liability has been agreed upon with the suppliers, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $270 million, or an excess of $80 million over the accrued liability recorded. The Company expects the majority of the matters to be resolved within the next 12 months.

12. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2023 and March 31, 2024, 960 million and 986 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2023 and March 31, 2024, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2023 and March 31, 2024, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, stock options, unvested RSUs, shares underlying the Company’s ESPP, other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the Green Convertible Notes, stock options with a market condition, and other stock-based awards. The following table presents the number of potential shares of

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three Months Ended March 31,
	2023	2024
Green Convertible Notes	75	149
Stock warrants	12	12
Stock options	62	61
RSUs, ESPP, and other stock-based awards	43	58
Total	192	280

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2023	2024
Numerator
Net loss attributable to Rivian	$(1,349)	$(1,446)
Net loss attributable to common stockholders, basic and diluted	$(1,349)	$(1,446)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	930	978
Effect of dilutive securities	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	930	978

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.45)	$(1.48)

13. SUBSEQUENT EVENTS

On May 2, 2024, Rivian and the State of Illinois acting by and through the Department of Commerce and Economic Opportunity (the “DCEO”) entered into a REV Tax Credit Agreement, effective as of April 29, 2024 (the “Effective Date”).

Pursuant to the REV Tax Credit Agreement, the Company agreed to renovate and expand its existing manufacturing operations at the Normal Factory (the “Project”), make capital expenditures of at least $1.5 billion within 60 months from the date the REV Tax Credit Agreement is executed (the “Investment Commitment”), and by December 31, 2029, create a minimum of 559 full-time new-jobs above the existing statewide Illinois employment baseline of 8,587 at the Project (the “New Jobs Commitment”) with such jobs paying annual wages equal to or greater than 120% of the average wage paid to full-time employees in a similar position within an occupation group in the county where the Project is located. The Company also agreed to retain a minimum of 6,000 existing full-time jobs in Illinois (the “Retained Jobs Commitment”). The Investment Commitment together with the New Jobs Commitment and the Retained Jobs Commitment are collectively the “Company Commitments”. Once the Project has been placed in service, if the Company fails to maintain the New Job Commitment and the Retained Jobs Commitment, then it shall lose the ability to claim tax credits under the REV Tax Credit Agreement until such time that it satisfies the New Jobs Commitment and the Retained Job Commitment. The Company also agreed to

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
maintain operations at the Project for a minimum of 15 years from the date that the expansion is placed into service and the failure to do so would obligate the Company to repay all credits realized under the REV Tax Credit Agreement.

As consideration for and as a condition to the Company Commitments, the Company is eligible for an incentives package valued at up to $827 million, including tax credits and exemptions, and grants to offset eligible costs of the Project. Tax credits will be eligible for issuance for an initial period of 15 years, with an opportunity for an additional fifteen-year extension.

The REV Tax Credit Agreement may be terminated (i) upon expiration of the credit identified in section II.D of the REV Tax Credit Agreement, (ii) by an event of default by the Company pursuant to Section VII of the REV Tax Credit Agreement should the DCEO determine to permanently revoke the Company’s credit, (iii) by the mutual written consent of the Company and DCEO, (iv) by the Company upon its election to terminate the Project and the REV Tax Credit Agreement, or (v) by contractual operation if the company has not met the Investment Commitment, the New Jobs Commitment or the Retained Jobs Commitment at any time during the ten-year period beginning on the Effective Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Form 10-Q, particularly those identified under Part II, Item 1A “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In the commercial market, we launched the Rivian Commercial Van (“RCV”) platform. Our first vehicle on this platform is our EDV, designed and engineered by Rivian in collaboration with Amazon, our first commercial customer. Amazon has placed an initial order of 100,000 EDVs globally, subject to modification. In addition to the EDV variant, we also intend to sell RCV variants of the commercial van to customers beyond Amazon.

During the three months ended March 31, 2024, we produced 13,980 vehicles and delivered 13,588 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part II, Item 1A “Risk Factors," that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV appear to resonate with customers based on positive responses to vehicles delivered and our historic order bank. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including our midsize platform (“MSP”). In the first quarter of 2024, we unveiled our new MSP which underpins our R2 and R3 product lines and enabled the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in 2026. We believe the MSP will be foundational to Rivian’s long-term growth and profit potential. It positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as focus on reducing manufacturing complexity. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our in-house software stack, propulsion technology, network architecture, and vehicle electronics. In addition, the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience profitably.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but through our investments in marketing and our communication strategy, we expect to see substantial increases in brand awareness and for that to translate into more orders for our vehicles and as a result increase our base of Rivian customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives, offering leasing programs, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues or improve our financial results.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In the first quarter of 2024, we announced that initial production of R2 will be at our Normal Factory and our expansion of production capacity to approximately 215,000 units of annual production. This shift of initial R2 production to our Normal Factory temporarily pauses construction of our planned future manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”) in order to focus on the expansion of our Normal Factory. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. In April 2024, we executed a planned shutdown of our Normal Factory to introduce new technologies and cost-oriented material changes into our R1 platform and retool the R1 production line which we expect to deliver greater plant efficiency resulting in lower costs during the second half of 2024. As a result of the updates being made to our Normal Factory during the shutdown, we have accelerated depreciation during the first quarter of 2024 and will continue to have accelerated depreciation and higher overhead per unit costs due to lower production in the second quarter of 2024. We may have to incur impairments of our equipment in the plant if the utilization of our plant capacity does not increase in the future. Achieving these cost reductions requires, among other things, scaling our production volume, a timely launch and associated ramp of R2, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, and management of our labor and logistics costs. Should we not achieve such cost reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”), and charging accessibility will be critical for supporting growth. During the first quarter of 2024, Rivian vehicles gained integrated access to over 15,000 Tesla Superchargers in the United States on the North American Charging Standard. We also plan to open up the Rivian Adventure Network to non-Rivian EVs in late 2024 allowing us to leverage the fixed costs associated with each charging site which we expect will turn each charging site into a profit center over time and allows us to meet one of the key requirements for the government grants associated with expanding domestically manufactured fast chargers across the country. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale our ecosystem, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy. We offer a variety of services, including financing, leasing, and insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenues outside of vehicle sales. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver the broadest combination of performance, utility, and capability, as well as services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. We executed a planned shutdown of our Normal Factory in April 2024 to introduce new technologies and cost-oriented material changes into our R1 platform and retool the R1 production line, which temporarily impacted our production. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience further manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In March 2024, we announced that initial production of R2 will occur at our Normal Factory and the expansion of our production capacity to 215,000 units of annual production, which we believe will allow us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. Over the prior year, the cost of key metals, including cobalt, lithium, resin, aluminum, nickel, and steel, declined significantly. Even though prices for lithium and other battery metals have seen recent sustained decreases from peak levels, prices are expected to remain volatile for the foreseeable future. Given the supplier changes related to the introduction of new vehicle technologies to the R1 platform, which occurred during April 2024, we believe our production ramp and rate in our Normal Factory may be limited by supply chain factors in the near-future. Additionally, we have received claims from our suppliers related to supplier contract changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information on supplier contingencies. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints.

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

•Seasonality. Historically, the automotive industry has experienced higher revenues in the spring and summer months. Additionally, we expect delivery volumes of commercial vehicle sales to be less in the winter months, as customers shift their focus to making last mile deliveries during holidays, rather than incorporating more vehicles into their fleet which could result in higher finished goods inventory levels during this period.

•Government Incentives. There are various government policies, subsidies, and economic incentives designed to increase EV adoption. For example, the Inflation Reduction Act of 2022 offers a tax credit for EV purchases or leases contingent upon pricing limits, customer income limits, and assembly, manufacturing, and sourcing requirements. There is no guarantee these incentive programs will be available in the future. In May 2024, we entered into a REV Tax Credit Agreement with the State of Illinois acting by and through the DCEO in which we are eligible for an incentive package valued at up to $827 million which includes tax credits, exemptions and grants which will go towards plant expansion, improvements in public infrastructure, and job training programs. See Note 13 “Subsequent Events” to our consolidated financial statements included in this Form 10-Q for more information regarding the REV Tax Credit Agreement. Any reduction or elimination of these incentive programs could have a direct impact on demand for our vehicles. In addition, failure to meet the tax credit eligibility requirements may place our vehicles at a price disadvantage and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

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

	Three Months Ended March 31,
	2023	2024

Revenues	$661	$1,204
Cost of revenues	1,196	1,731
Gross profit	(535)	(527)
Operating expenses
Research and development	496	461
Selling, general, and administrative	402	496
Total operating expenses	898	957
Loss from operations	(1,433)	(1,484)
Interest income	124	112
Interest expense	(38)	(75)
Other (expense) income, net	(1)	2
Loss before income taxes	(1,348)	(1,445)
Provision for income taxes	(1)	(1)
Net loss	$(1,349)	$(1,446)

Production volume	9,395	13,980
Delivery volume	7,946	13,588

Comparison of the Three Months Ended March 31, 2023 and 2024

Revenues

	Three Months Ended March 31,
(in millions, except delivery volume)	2023	2024	$ Change	% Change
Revenues	$661	$1,204	$543	82%

Delivery volume	7,946	13,588	5,642	71%

Revenues increased compared to the three months ended March 31, 2023 primarily due to an increase in deliveries of 5,642 vehicles driven in part from our vehicle leasing program, increased average selling prices, and sales of non-Rivian vehicle trade-ins.

We expect to increase our non-vehicle revenue, including the sale of regulatory credits, over time.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions, except production and delivery volumes)	2023	2024	$ Change	% Change
Cost of revenues	$1,196	$1,731	$535	45%
Gross profit	$(535)	$(527)	$8	1%

Production volume	9,395	13,980	4,585	49%
Delivery volume	7,946	13,588	5,642	71%

For the three months ended March 31, 2024, we incurred cost of revenues of $1,731 million, including $210 million of depreciation and amortization expense and $150 million in charges to reflect the LCNRV of inventory and losses on firm purchase commitments. Cost of revenues increased as compared to the three months ended March 31, 2023 as a result of the increased production and delivery of 4,585 and 5,642 vehicles, respectively. Additionally, we had an $80 million increase in depreciation and amortization expense and the total of LCNRV charges and losses on firm purchase commitments decreased by $79 million to $150 million as of March 31, 2024.

The decrease in LCNRV write-downs of inventory and losses on firm purchase commitments compared to the three months ended March 31, 2023 is primarily due to a decrease in the cost to manufacture our products as a result of increased vehicle deliveries and lower material costs. We expect LCNRV write-downs of inventory and losses on firm purchase commitments to continue to decrease over time as we further reduce the cost to manufacture our products.

Cost of revenues for the first quarter of 2024 includes $171 million of costs as part of our cost of revenue efficiency initiatives primarily related to liabilities incurred during the three months ended March 31, 2024 with suppliers and accelerated depreciation in advance of the updates being made to our Normal Factory during the plant retooling upgrade. While we could incur additional costs associated with our planned shutdown and technology and design changes in the near-term, we do not anticipate these costs to be part of our normal course of business in the longer-term.

Gross profit losses decreased compared to the three months ended March 31, 2023 primarily due to the increased vehicle production and deliveries, reductions in materials costs, and higher average selling prices noted above. During April 2024, we shut down our Normal Factory to introduce new technologies and parts integration into the R1 platform and retool the R1 production line. We expect these upgrades to further reduce the material and conversion cost of our vehicles as we exit 2024, however, in the near-term we expect the planned plant retooling upgrade to negatively impact our vehicle production and cost of revenues as a result of the direct downtime and less efficient absorption of labor, overhead, and depreciation associated with lower volume.

Research and development

	Three Months Ended March 31,
(in millions)	2023	2024	$ Change	% Change
Research and development	$496	$461	$(35)	(7)%

For the three months ended March 31, 2024, we incurred R&D expenses of $461 million, including $18 million of depreciation and amortization expense. R&D expenses decreased compared to the three months ended March 31, 2023, primarily due to a $52 million decrease in engineering, design, and development costs related to R1 platform design and technology upgrades and $25 million decrease in payroll and related expenses for lower headcount and restructuring activities partially offset by a $40 million increase in stock-based compensation expense primarily related to increased grants in 2023.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as further vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended March 31,
(in millions)	2023	2024	$ Change	% Change
Selling, general, and administrative	$402	$496	$94	23%

For the three months ended March 31, 2024, we incurred SG&A expenses of $496 million, including $52 million of depreciation and amortization expense. SG&A expenses increased compared to three months ended March 31, 2023, primarily due to a $32 million increase in payroll and related expenses resulting from an increase in headcount predominantly from an increase in service and sales headcount, $27 million increase in depreciation and amortization as well as other miscellaneous operating expenses to support go-to-market operations and corporate initiatives.

We plan to make continued investments in our facilities, go-to-market operations, and technology for our future operations.

Other income (expense)

	Three Months Ended March 31,
(in millions)	2023	2024	$ Change	% Change
Interest income	$124	$112	$(12)	(10)%
Interest expense	$(38)	$(75)	$(37)	97%
Other (expense) income, net	$(1)	$2	$3	300%

Interest income decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower average cash equivalents and short-term investments partially offset by higher interest rates.

Interest expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the issuance of the Green Convertible Notes in 2023 and higher interest rates. We expect interest expense to increase in the near term as a result of the elevated interest rate environment. See Note 6 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of March 31, 2023 and 2024, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2023	March 31, 2024
Cash and cash equivalents	$7,857	$5,979
Short-term investments	1,511	1,879
Availability under ABL Facility	1,100	1,195
Total liquidity	$10,468	$9,053

In May 2024, we entered into a REV Tax Credit Agreement with the State of Illinois acting by and through the DCEO in which we agreed to renovate and expand our existing manufacturing operations at our Normal Factory, make capital expenditures of at least $1.5 billion by December 31, 2029, create new full-time jobs, and also to retain a number of existing full-time jobs in Illinois. As consideration for and as a condition to the Company Commitments, the Company is eligible for an incentives package valued at up to $827 million, including tax credits and exemptions, and grants to offset eligible costs of the Project. Tax credits will be eligible for issuance for an initial period of 15 years, with an opportunity for an additional fifteen-year extension. See Note 13 “Subsequent Events” to our consolidated financial statements included in this Form 10-Q for more information regarding the REV Tax Credit Agreement.

We have generated significant losses from operations, as reflected in our accumulated deficit of $18,558 million and $20,004 million as of December 31, 2023 and March 31, 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, and our service and retail network.

As of December 31, 2023, our non-cancellable commitments are disclosed in Note 5 “Inventory and Inventory Valuation”, Note 7 "Leases", Note 8 “Debt”, and Note 14 "Commitments and Contingencies" to the consolidated financial statements in our Form 10-K. As of March 31, 2024, our non-cancellable commitments are disclosed in Note 4 “Inventory and Inventory Valuation", Note 6 “Debt”, and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

Our future operating losses and capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on R&D efforts and other growth initiatives, the timing, nature, and rate of expansion of manufacturing activities, our ability to drive cost reductions across the business through improved efficiencies, the timing of new products and services, market acceptance of our offerings, and overall economic conditions. Furthermore, we anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the agreements governing such debt could provide for operational and/or financial covenants that restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash Flows

	Three Months Ended March 31,
(in millions)	2023	2024
Net cash used in operating activities	$(1,521)	$(1,269)
Net cash used in investing activities	$(283)	$(606)
Net cash provided by (used in) financing activities	$1,485	$(2)

Operating Activities
Net cash used in operating activities decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by higher build up of inventory levels in the prior year partially offset by timing of accounts receivables for deliveries made the last few days of the quarter.

Investing Activities

Net cash used in investing activities increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the purchase of short-term investments, partially offset by maturities of short-term investments. During the three months ended March 31, 2024, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was primarily driven by proceeds from the issuance of the 2029 Green Convertible Notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2023 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the three months ended March 31, 2024, there were no material changes in our exposure to market risk as a result of our financial instruments.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al, 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023, and on March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023. Plaintiffs filed a Notice of Appeal on September 1, 2023.

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On August 2, 2023, the court granted the motion to intervene in this suit filed by the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County. On January 2, 2024, the court granted defendants’ motions to dismiss, and on January 30, 2024 Plaintiffs filed a Notice of Appeal. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. The State of Georgia has moved to dismiss or transfer this suit. By Order dated April 4, 2024, the Court granted the parties’ Joint Motion to Stay Proceedings. Although Rivian New Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian New

Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned Stanton Springs North Facility.

•On February 13, March 22 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Case Nos. 2024-0127-MTZ, 2024-0288-MTZ and 2024-0330-MTZ). These complaints allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees.

•On April 19, 2024, an alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-03269) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. We believe the alleged stockholder’s claims are meritless and intend to vigorously defend against this lawsuit.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see the risk factors set forth in Part II, Item 1A “Risk Factors” and Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

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

We have incurred net losses since our inception, including net losses of $1,349 million for the three months ended March 31, 2023 and $1,446 million for the three months ended March 31, 2024, respectively. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles and services, our ability to maintain strong demand and to align production with such demand, our ability to maintain the average selling prices for our vehicles, and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Any failure to adequately increase revenues or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. Our expenditures will continue to be significant in the foreseeable future and include production costs, such as raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”), costs in connection with expanding our charging network, sales and service expenses, and general and administrative expenses. In addition, our level of capital requirements will also be significantly affected by consumer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

Our success depends on attracting a large number of customers and maintaining strong demand for our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make reservations for the R1T and R1S in the United States and Canada with a cancellable and fully refundable deposit of $1,000. Deposits paid to reserve the R1T and R1S are cancellable by the customer until the customer enters into a lease or purchase agreement. We have experienced, and may in the future experience, customer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. In addition, our current rate of new orders for our R1 vehicles must improve to meet our delivery targets, and there is no assurance that we will be able to adequately increase new orders to meet these targets. In the first quarter of 2024, we unveiled our new midsize platform (“MSP”) which underpins our R2 and R3 product lines and enabled the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in 2026. To support demand generation, we are in the process of implementing new capabilities, such as expanding our spaces, expanding our demonstration drives, offering leasing programs, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. Additionally, we have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.

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

If customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, if customers prefer to purchase the same brand of vehicle that they have owned in the past, whether due, in part, to familiarity with the brand, ease of transition, or the ability of dealerships to provide financial incentives or terms to entice customers, or if customers prefer to purchase a vehicle in person, we may not be able to retain our reservations or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. If, for any of these reasons, we are not able to attract and maintain consumer customers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and total cost of ownership (“TCO”), and manufacturing scale and efficiency. The EV sector has recently experienced increasing price competition due in part to general economic conditions, including a rise in interest rates for vehicle loans. Several of our competitors have announced changes in EV production plans and their pricing strategy, including vehicle price reductions and incentives, which may result in downward price pressure. Our competitors with greater financial resources may be able to adjust their pricing strategies, with limited impact on their business, while any adjustment in pricing strategies that we undertake will have a greater impact on our business and we may not be able to competitively match their actions. If we do not adjust our pricing strategies, we may experience lower vehicle unit sales and increased inventory, reduced demand for our vehicles, a loss of customers, or a loss in future market share, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models and features to meet rapidly evolving consumer expectations. To meet these expectations and evolving areas of market demand, we plan to introduce new variants and new EV models, including our MSP, with R2 being the first variant. Our ability to achieve or maintain profitability will depend on our ability to fund and successfully design, manufacture, introduce, and market new vehicle models that attract a sufficient number of customers. If the production and delivery of new models are delayed or reduced, or if they are not manufactured in line with cost and volume targets, or if new models do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, macroeconomic conditions, regulatory developments, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenues and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, such as R2, may have a negative impact on our revenues in the near-term if customers decide to delay or cancel orders of R1 vehicles in anticipation of new EV models, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand.

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

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp took longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. We had a planned shutdown in April 2024 to implement product and technology enhancements and upgrades, which impacted our production. There can be no assurance that the April 2024 or any future planned shutdown will not result in delays or unexpected challenges or that the April 2024 or any future planned shutdown will be successful and achieve the expected benefits. Any delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

In conjunction with the expansion of our Normal Factory and the construction of our Stanton Springs North Facility and the launch of future products, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. In the first quarter of 2024, we announced the launch of R2 production at our manufacturing facility in Normal, Illinois (“Normal Factory”) and expansion of our production capacity to approximately 215,000 units of annual production. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products and our ability to develop and manufacture the MSP in the near future, are and will be subject to risks, including with respect to:

•our ability to expand operations at our Normal Factory and future facilities;
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
•compliance with environmental, health, safety, and similar regulations; and
•our ability to attract, recruit, hire, retain, and train skilled employees;

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

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, in the past, impacts from COVID-19, including associated variants, and the ongoing military conflict between Russia and Ukraine, caused disruptions to and delays in our operations. These included shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays resulted in higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. In addition, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays, and subject us to costly litigation surrounding the component. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Such expectations have resulted in enhanced regulatory and other stakeholder scrutiny of companies and suppliers in our industry. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Our failure to comply or our suppliers’ failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases, we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenues and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

We are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, we or our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, we or our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

A significant portion of our revenues has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

A significant portion of our revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon.com, Inc. (together with its affiliates, “Amazon”) is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 15.2% of our voting power as of March 31, 2024.

In February 2019, we entered into a commercial letter agreement with Amazon.com, Inc. and its affiliates (“Amazon”), and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics agreed to collaborate to design and develop Electric Delivery Vans (“EDVs”) and/or certain component parts for use in Amazon’s last mile delivery operations. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive for Logistics, and Logistics has purchased and may continue to purchase electric vehicles (“EVs”), including last mile delivery vehicles, from other manufacturers. In November 2023, we amended the EDV Agreement to change certain exclusivity and first refusal rights granted to Amazon, which previously prevented us from selling commercial vans to any other commercial customers. Under the EDV Agreement, as amended, we may sell commercial vans to third parties, subject to certain fees and limitations related to customer type and vehicle volume.

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

We offer financing and leasing arrangements for our vehicles through financial institutions. We have an exclusive relationship with one financial institution for leasing in the U.S. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and content of new vehicles. Lower than expected resale values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining residual values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program.

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

Additionally, there is a risk that when we deploy updates to the software (whether to address issues, deliver new features or make desired modifications) our over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software. In such cases, the software within our customers’ vehicles may and will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenues or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Demand for our vehicles will depend in part upon the availability of a charging infrastructure. We continue to deploy our Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”), which consists of DC fast charging stations in the United States. We market our ability to provide our customers with comprehensive charging solutions, including the Rivian Adventure Network, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. We have limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges, which include:

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

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, other EV business models, such as battery swapping, or other improvements in the fuel economy of the internal combustion engine (“ICE”) or the cost of such fuels, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, and existing and other battery cell technologies, fuels, or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any of these, including any failure by us to anticipate customers’ rapidly changing needs, expectations, and preferences, could result in the loss of competitiveness of our vehicles, decreased revenues, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology.

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

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. For example, the Inflation Reduction Act of 2022 (“IRA”), which was enacted into law on August 16, 2022, modified the Internal Revenue Code of 1986 (the “Code”) Section 30D (“30D”) tax credit by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. If this law was to be repealed, it could have a direct impact on demand for EVs, including our vehicles. Eligibility for the 30D tax credit is also contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Some of these requirements require interpretations from government bodies and any changes could impact the applicability or effectiveness of this law. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. If our vehicles do not meet the pricing caps or satisfy the additional sourcing and manufacturing requirements by the deadlines set forth in the IRA, or if our customers do not fall within the specified income limits, some or all of the 30D tax credit may no longer be available to our customers. Failure of our vehicles to meet the 30D tax credit eligibility requirements may place our vehicles at a price disadvantage to competing EV manufacturers that offer EVs meeting all of the requirements for eligibility under the 30D tax credit. In addition, the IRA eliminated the current phase-out for EV manufacturers that sell 200,000 vehicles, thereby reinstating the 30D tax credit for competitors of Rivian who had previously been phased out. These changes to the 30D tax credit and any future changes to tax incentives that make it less likely for our EVs to qualify could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

In 2020, the U.S. Environmental Protection Agency (“EPA”) and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for light duty vehicles model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. In 2021, changes to the SAFE Vehicles rule were finalized that increased GHG standards stringency for model years 2023 through 2026, and in 2022, the fuel economy standards were made more stringent for model years 2024 through 2026. In addition, the rules reinstating California’s and other states’ authority were finalized in 2022, while California regulators extended the Advance Clean Cars rule for model years 2026 through 2035 and finalized the Advanced Clean Trucks (“ACT”) rule. Concurrently, in April 2023, EPA granted California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for its new medium and heavy-duty standards. Further, in 2023, EPA and NHTSA proposed new regulations for 2027 and later model year light and medium duty vehicles. While the recent proposals are not yet final, the current federal GHG and fuel economy standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits. If the courts find against EPA and NHTSA or reverse the reinstatement of California and other states’ authority, the value of certain regulatory credits would likely decrease. In addition, there are efforts in Congress to limit or reverse new EPA GHG standards and inhibit California’s ability to regulate vehicle emissions. As a result, uncertainty remains about EPA’s ability to set vehicle emissions standards, as well as the future of California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and if rates continue to increase substantially or remain relatively high it could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We have been and will become subject to product liability claims, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our vehicles do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. As a recent entrant to the automotive market, our risks in this area are particularly pronounced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects, financial condition, results of operations, or cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

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
•political instability, natural disasters, war (including the ongoing military conflict between Russia and Ukraine and in Israel and Gaza) or events of terrorism, and health epidemics; and
•the strength of international economies.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions and an increased risk of disruption to operations. The United Automobile Workers union (“UAW”) recently announced its intention to seek to unionize over a dozen auto manufacturers, including Rivian. In recent months, the UAW has reached new agreements with other automakers with substantial increases to compensation for union employees and employees at a previously non-unionized automobile manufacturer recently voted to be represented by the UAW. If any of our employees decide to join or seek recognition to form a labor union, or if we are required to become a union signatory, we could be subject to risks as we engage to finalize negotiations with any such union, including substantial distraction from our business, potential work slowdowns or stoppages, delays and increased human capital related costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product variants based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets for the first time. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenues from period to period may fluctuate due to seasonality. For example, in the fourth quarter of 2023, Amazon limited the intake of EDVs during its peak holiday delivery period, resulting in a more significant gap between production and deliveries in the fourth quarter relative to prior periods. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our vehicles, changes in interest rates, impairment of long-lived assets, macroeconomic conditions, both nationally and locally, negative publicity relating to our vehicles, changes in consumer preferences and competitive conditions, investment in expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements contain or may contain restrictive covenants that may limit our operating flexibility.

As of March 31, 2024, our total principal amount of outstanding indebtedness was $4,475 million. As of March 31, 2024, we had no borrowings under our senior secured asset-based revolving credit facility (“ABL Facility”) and $305 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

We will be required to use a portion of our future cash flows from operations to pay interest and principal on our indebtedness including, for example, $1,250 million principal amount of senior secured floating rate notes due October 2026 (“2026 Notes”). Such payments will reduce the funds available to use for working capital, operating expenditures, capital expenditures and other corporate purposes, and limit our ability to obtain additional financing for working capital, operating expenditures, capital expenditures, expansions plans and other investments, which may in turn limit our ability to execute against our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.

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

Risks Related to Information Technology, Data Security, Privacy, and Intellectual Property

Breaches in data security, failure of information security systems, cyber attacks or other security or privacy-related incidents affecting us or our suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.

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

Any actual, alleged or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged, or perceived data security incident we or our suppliers suffer, could result in damage to our reputation; negative publicity; loss of customers and sales; loss of competitive advantages over our competitors; increased costs to remedy any problems and provide any required notifications, including to regulators and individuals, and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. In addition, we may incur significant financial and operational costs to investigate, remediate and implement additional tools, devices, and systems designed to prevent actual or perceived security breaches, and other security or privacy-related incidents, as well as costs to comply with any notification obligations resulting from any such incidents. Further, we could also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our Company, and would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we may be subject to state privacy laws such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), as well as other privacy statutes that share similarities to the CPRA that have been enacted in a number of other states. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of personal information and there remains interest at the federal level as well, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, as we continue to expand our foreign operations, we may also become subject to international privacy laws such as the European Union’s General Data Protection Regulation (EU) 2016/679 (“GDPR”), the U.K. Data Protection Act of 2018, and other international data protection, privacy, data security, marketing, data localization and similar national, state, provincial, and local laws.

These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Any significant changes to applicable laws, regulations or industry practices regarding the use, transfer, or disclosure of individual data, or regarding the manner in which the express or implied consent of individuals for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal, and international privacy regulators – could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that individuals share with us.

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

Our brand, reputation and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of these services depend on the continued operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Third-party services have been and may be subject to errors, disruptions, security issues, or other performance deficiencies. In addition, if third party services are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), our business can be negatively impacted in a number of ways, including in errors or defects in our platforms, failure of our platforms which could adversely affect the experience of our customers, our reputation, and brand, exposure to legal or contractual liability, an increase in our expenses, and interruption in our ability to manage our operations, all of which may take significant time and resources, increase our costs, and could adversely affect our business. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

We are, and may in the future become, subject to patent, trademark and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.

We are involved in, and may in the future become party to additional, intellectual property infringement proceedings. Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary or intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, lease or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents, trademarks, trade secrets or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting or otherwise violating such rights. Such parties have brought and may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. Our applications for and uses of trademarks relating to our products, services, or designs, could be found to infringe upon existing trademark rights owned by third parties. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses, could distract our technical and management personnel from their normal responsibilities and result in negative publicity. Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trade secret (including our business know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from attempting to copy, reverse engineer or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues, which would adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

There can be no assurance that our pending patent applications will issue as patents. We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or that we are the first party to file such a patent application. If another party has previously filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. Even if our patent applications result in issued patents, these patents may be contested, circumvented, or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable. As a result of these factors, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our use of open-source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services, and subject us to possible litigation, claims or proceedings.

We use open source software in connection with the development and deployment of our products and services, and we expect to continue to use open source software in the future. Companies that use open source software in connection with their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms, and we may be required to purchase a costly license or cease offering the implicated products or services unless and until we can reengineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the reengineering process successfully. Some open-source software licenses may require users who distribute proprietary software containing or linked to open source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open source license, which could include proprietary source code. In such cases, the open source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open source software and try to ensure that open source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur or could be claimed to have occurred, in part because open source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts. In addition, failure to comply with Company policies on information technology and intellectual property may create a risk of public disclosure of confidential, proprietary, or sensitive information, such as source code or business plans, when using certain publicly available or open-source software programs that train their models with information provided by users, such as generative artificial intelligence or other software utilizing learning models. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other operating permits from federal, state and local government entities. While we currently have all the permits necessary to carry out and perform our current plans and operations at our Normal Factory, expansion of our operations at our Normal Factory and construction and operations at our Stanton Springs North Facility will require additional permits, approvals, certifications, and licenses. See Part II, Item 1 “Legal Proceedings” for additional information on matters related to our Stanton Springs North Facility. Delays, legal challenges by project opponents, denials or restrictions of any applications or assignment of any permits, approvals, certifications, and licenses, whether for the manufacturing facility or any future facility, such as our spaces service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

In the first quarter of 2024, we announced the launch of R2 being produced initially at our Normal Factory and a temporary pause in construction on our Stanton Springs North Facility. As a greenfield site, construction of the Stanton Springs North Facility will require substantial capital and numerous state and local permits. In addition, the project requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete the project. Any significant problems or delays in the construction of the Stanton Springs North Facility or in bringing the manufacturing facility to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles.

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

Contamination at properties currently or formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which can impose liability for the full amount of contamination response-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws, including CERCLA, and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to the imposing country, and import raw materials and product components for our vehicles. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. If we experience cost increases as a result of existing or future tariffs, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. In addition, China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our vehicles at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. For example, foreign companies could begin manufacturing vehicles in Mexico in order to take advantage of the United States-Mexico-Canada Agreement that could allow the free flow of trade into the United States and Canada, two of our markets.

We are subject to export and import control laws, and non-compliance with such laws can subject us to criminal liability and other serious consequences, which can harm our business.

We are subject to export control laws, import and economic sanctions laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Control. United States export controls apply to (1) items that are produced in the United States, wherever they are geographically located, (2) all items located in the United States, even if only moving in transit through the United States, and (3) certain foreign-produced items, including those that incorporate more than de minimis levels of controlled United States-origin content. A violation of applicable laws could subject us to whistleblower complaints, adverse media coverage, investigations, and administrative, civil, and criminal penalties, collateral consequences, remedial measures and legal expenses. In addition, we may in the future establish international operations for the reassembly or manufacture of our vehicles, which could subject us to additional constraints under applicable export and import controls and laws.

In addition, changes to our vehicles, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or, in some cases, prevent the export or import of our vehicles, parts, and software to certain countries, governments or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our vehicles, as well decreasing our ability to export or market our vehicles to potential customers. Any decreased use of our vehicles or limitation on our ability to export or market our vehicles could adversely affect our business, prospects, financial condition, results of operations and cash flows.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to administrative, civil, and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption laws are interpreted broadly and prohibit companies and their officers, directors, employees, agents, contractors and other business partners from corruptly offering, promising, authorizing or providing anything of value to recipients in the public or private sector for the purposes of influencing decisions, obtaining or retaining business or otherwise obtaining favorable treatment. Our policies and procedures are designed to comply with these regulations but may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such conduct.

Non-compliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, and administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022, three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its initial public offering (“IPO”) underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. See Part II, Item 1 “Legal Proceedings.”

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

Increasing scrutiny and changing expectations from global regulators, our investors, consumers and employees with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

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

We may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve our ESG profile, and any such initiatives or achievements of such commitments may be costly. For example, we recently published our first Impact Report, which includes our goals around climate, product, and belonging. In addition, our commitment to The Climate Pledge, pursuant to which signatories pledge to reach net-zero emissions by 2040, and subsequent reporting and emissions reductions and offsets could require considerable investments, and our commitment, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, is complex and ambitious, and we cannot guarantee that we will meet our commitment. Our ability to achieve this commitment, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Such risks include, for example, the availability and cost of low or non-carbon based energy sources, the evolving regulatory requirements affecting ESG standards or disclosures, the availability of suppliers that can meet our sustainability and other standards, our ability to recruit, develop and retain a diverse range of talent, and other items discussed in these risk factors. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach in the field to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, standards, internal control, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to achieve, any of our goals, either on an initial timeline or at all. Implementing and achieving our commitment and other initiatives may also result in increased costs in our supply chain and business operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We may not achieve our commitments in the manner we currently intend or at all, and any failure (or perceived failure) to meet such commitments may adversely impact our relationship with certain stakeholders.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, on March 6, 2024, the Securities and Exchange Commission (“SEC”) issued final rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The SEC’s new climate disclosure rules, while currently subject to litigation, may ultimately require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. In addition, we expect to be subject to California’s recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims relating to corporate operations or products. The future of the California climate disclosure laws is currently uncertain, as two of the three California laws are subject to ongoing litigation, and the third is subject to proposed legislative amendments. Similarly, we may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU directives or EU and EU member state regulations, or various disclosure requirements on various sustainability topics, including climate change, biodiversity, workforce, supply chain, and business ethics. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 46.1% of the voting power of our outstanding capital stock and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 8.6% of the voting power of our outstanding capital stock but 2.25% of the total shares of common stock outstanding.

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

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary in the market and in our industry and available in the current insurance market. We place our insurance coverage with financially sound carriers per AM Best, a credit rating agency for the insurance industry, and in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention and coverage. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific risk. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Coverage for a risk may not be certain and subject to insurers reservation of rights based on notable terms, conditions, and/or exclusions. Disputes with carriers over coverage issues have arisen and may arise in the future. Losses that are not covered by insurance may be substantial and/or unpredictable and may adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us , such as product recall insurance, or, if available, may be at a significantly higher cost, such as earthquake insurance, based on insurance market conditions, our specific industry, and/or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy, which can result in the assumption of greater risks to offset insurance market fluctuations.

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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses previously identified pertained to controls to address access and segregation of duties across financially relevant functions and IT general controls over our Enterprise Resource Planning systems, applications, and tools used in financial reporting. After completing several remedial actions as described in Part II, Item 9A "Controls and Procedures" in the Form 10-K, we have remediated the previously identified material weaknesses as of December 31, 2023.

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

We have incurred and will continue to incur increased costs associated with reporting and corporate governance rules and regulations for public companies. These rules and regulations have increased and may continue to evolve. For example, the SEC recently adopted new rules requiring enhanced disclosure on cybersecurity risk and governance. These and other new rules are expected to significantly increase our accounting, legal and financial compliance costs and have made and will continue to make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. In addition, our executive officers have limited experience in the management of a publicly traded company and will need to devote substantial attention to complying with the increasingly complex laws pertaining to public companies and interacting with public company analysts and investors, which may divert attention away from the day-to-day management and growth of our business, including operational, research and development and sales and marketing activities, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also expect public company rules, regulations and oversight to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

On March 8, 2024, Robert J. Scaringe, the Company’s Founder and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 4,000,000 shares of the Company’s Class A common stock. Dr. Scaringe’s Rule 10b5-1 trading arrangement is scheduled to expire no later than June 9, 2025. Except for the foregoing, during the three months ended March 31, 2024, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: May 7, 2024		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: May 7, 2024		(Principal Financial Officer)