Form 10-Q
period 2024-06-30
Rivian Automotive, Inc. / DE
filed 2024-08-06
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 23, 2024, 1,000,448,640 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, intended use of proceeds from the 2029 Green Convertible Notes (as defined herein), 2030 Green Convertible Notes (as defined herein), current and expected future investments by Volkswagen Group, and our objectives for future operations.

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

•We are or may be subject to risks associated with strategic alliances or acquisitions.
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
•We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of our Stanton Springs North Facility and facilities to support R2 in our Normal Factory.
•Increasing scrutiny and changing expectations from global regulators, our investors, consumers and employees with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2023	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$7,857	$5,763
Short-term investments (Note 3)	1,511	2,104
Accounts receivable, net	161	249
Inventory (Note 4)	2,620	2,583
Other current assets	164	258
Total current assets	12,313	10,957
Property, plant, and equipment, net (Note 5)	3,874	3,801
Operating lease assets, net	356	387
Other non-current assets	235	209
Total assets	$16,778	$15,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981	$769
Accrued liabilities (Note 7)	1,145	895
Current portion of lease liabilities and other current liabilities	361	422
Total current liabilities	2,487	2,086
Long-term debt (includes $1,090 at fair value as of June 30, 2024) (Note 6)	4,431	5,526
Non-current lease liabilities	324	351
Other non-current liabilities	395	573
Total liabilities	7,637	8,536
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2023 and June 30, 2024	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 968 and 1,008 shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively (Note 12)	1	1
Additional paid-in capital	27,695	28,279
Accumulated deficit	(18,558)	(21,461)
Accumulated other comprehensive income (loss)	3	(1)
Total stockholders' equity	9,141	6,818
Total liabilities and stockholders' equity	$16,778	$15,354

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues (Note 2)	$1,121	$1,158	$1,782	$2,362
Cost of revenues	1,533	1,609	2,729	3,340
Gross profit	(412)	(451)	(947)	(978)
Operating expenses
Research and development	444	428	940	889
Selling, general, and administrative	429	496	831	992
Total operating expenses	873	924	1,771	1,881
Loss from operations	(1,285)	(1,375)	(2,718)	(2,859)
Interest income	141	95	265	207
Interest expense (Note 6)	(54)	(75)	(92)	(150)
Fair value loss on convertible note, net (Note 6)	—	(90)	—	(90)
Other income (expense), net	3	(11)	2	(9)
Loss before income taxes	(1,195)	(1,456)	(2,543)	(2,901)
Provision for income taxes	—	(1)	(1)	(2)
Net loss	$(1,195)	$(1,457)	$(2,544)	$(2,903)
Net loss attributable to common stockholders, basic and diluted	$(1,195)	$(1,457)	$(2,544)	$(2,903)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 12)	$(1.27)	$(1.46)	$(2.72)	$(2.93)
Weighted-average common shares outstanding, basic and diluted	942	1,001	937	990

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net loss	$(1,195)	$(1,457)	$(2,544)	$(2,903)
Other comprehensive income (loss)	1	(3)	2	(4)
Comprehensive loss	$(1,194)	$(1,460)	$(2,542)	$(2,907)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
BALANCE - December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$13,799
Capital stock issuance	13	—	5	—	—	5
Stock-based compensation	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,349)	—	(1,349)
BALANCE - March 31, 2023	939	1	27,217	(14,475)	(1)	12,742
Capital stock issuance including employee stock purchase plan	7	—	34	—	—	34
Stock-based compensation	—	—	132	—	—	132
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,195)	—	(1,195)
BALANCE - June 30, 2023	946	$1	$27,383	$(15,670)	$—	$11,714

BALANCE - December 31, 2023	968	$1	$27,695	$(18,558)	$3	$9,141
Capital stock issuance	26	—	1	—	—	1
Stock-based compensation	—	—	374	—	—	374
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,446)	—	(1,446)
BALANCE - March 31, 2024	994	1	28,070	(20,004)	2	8,069
Capital stock issuance including employee stock purchase plan	14	—	31	—	—	31
Stock-based compensation	—	—	178	—	—	178
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(1,457)	—	(1,457)
BALANCE - June 30, 2024	1,008	$1	$28,279	$(21,461)	$(1)	$6,818

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(2,544)	$(2,903)
Depreciation and amortization	411	554
Stock-based compensation expense	364	427
Fair value loss on convertible note, net	—	90
Inventory LCNRV write-downs and losses on firm purchase commitments	220	53
Other non-cash activities	7	55
Changes in operating assets and liabilities:
Accounts receivable, net	(239)	(88)
Inventory	(1,190)	(125)
Other assets	(82)	(63)
Accounts payable and accrued liabilities	16	(257)
Other liabilities	155	234
Net cash used in operating activities	(2,882)	(2,023)

Cash flows from investing activities:
Purchases of short-term investments	(938)	(2,229)
Maturities of short-term investments	—	1,671
Capital expenditures	(538)	(537)
Net cash used in investing activities	(1,476)	(1,095)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	37	33
Proceeds from issuance of convertible notes	1,485	1,000
Other financing activities	(5)	(5)
Net cash provided by financing activities	1,517	1,028

Effect of exchange rate changes on cash and cash equivalents	2	(4)
Net change in cash	(2,839)	(2,094)
Cash, cash equivalents, and restricted cash—Beginning of period	12,099	7,857
Cash, cash equivalents, and restricted cash—End of period	$9,260	$5,763

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$338	$365
Capital stock issued to settle bonuses	$137	$179
Right-of-use assets obtained in exchange for operating lease liabilities	$27	$87

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2023 and June 30, 2024. These derivatives are economic hedges used to manage overall

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
price risk and have not been designated as hedging instruments. During the three and six months ended June 30, 2023 and 2024, losses resulting from changes in fair value were not material.

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

The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded as a RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets upon delivery. The RVRS liability is comprised of management’s estimate of the amount the Company is expected to pay to Chase Bank at the end of the lease term and is bifurcated from the transaction price. These estimates are based on third-party residual value publications and estimated future prices. The Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary. These estimates are inherently uncertain, especially given the Company’s limited history of leases, and more historical experience or updates to benchmarks and projections may cause material changes to the RVRS liability in the future. As of June 30, 2024 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

During the three and six months ended June 30, 2024, approximately 54% and 38%, respectively, of the Company’s revenues were from Chase Bank.

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

	December 31, 2023	June 30, 2024
Current portion of lease liabilities and other current liabilities	$88	$91
Other non-current liabilities	133	177
Total contract liabilities	$221	$268

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

The following table summarizes the Company’s warranty and field service action reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	June 30, 2024
Current portion of lease liabilities and other current liabilities	$91	$78
Other non-current liabilities	184	311
Total warranty reserve	$275	$389

Warranty expense is recorded as a component of “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations. The Company’s warranty and field service action activity for the three and six months ended June 30, 2023 was primarily for warranties issued during the period. The following table presents the warranty and field service action activity for the three and six months ended June 30, 2024 (in millions):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	$317	$275
Warranties issued in period	57	106
Adjustments to pre-existing warranties¹	33	39
Warranty costs incurred	(18)	(31)
Ending balance	$389	$389
[1] Primarily due to increased expected costs as a result of the Company’s updated planned repair strategy in the three months ended June 30, 2024.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, customer deposits, derivative instruments, and debt. The Company is exposed to credit risk on cash to the extent that a balance with a financial institution exceeds the Federal Deposit Insurance Company insurance limits. The Company is exposed to credit risk on cash equivalents and short-term investments to the extent that counterparties are unable to settle maturities or sales of investments. The Company is exposed to credit risk on accounts receivable to the extent that counterparties are unable to pay for the sales transaction and on customer deposits to the extent that counterparties are unable to complete the corresponding purchase transaction. The Company is

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
exposed to credit risk on derivative instruments to the extent that counterparties are unable to settle derivative asset positions and on debt to the extent that the senior secured asset-based revolving credit facility (“ABL Facility”) lenders are not able to extend credit. The degree of counterparty credit risk varies based on many factors, including the duration of the transaction and the contractual terms of the agreement.

As of December 31, 2023 and June 30, 2024, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2023 and June 30, 2024, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and Chase Bank are financial institutions that the Company believes are of high credit quality.

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

Upcoming Accounting Standards Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures updates required disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt this ASU for the year ended December 31, 2024 and is currently evaluating the presentational impact.

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
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2023		June 30, 2024
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,245		$941
Money market funds	1	6,070	1	4,723
Commercial paper	2	517	2	99
United States Treasury securities	1	25	1	—
Total		$7,857		$5,763

Short-term investments:
Commercial paper	—	$—	2	$394
United States Treasury securities	1	1,061	1	1,085
Term deposits	2	450	2	625
Total		$1,511		$2,104

Total cash and cash equivalents and short-term investments		$9,368		$7,867

As of December 31, 2023 and June 30, 2024, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 6 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

4. INVENTORY AND INVENTORY VALUATION

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	June 30, 2024
Raw materials and work in progress	$1,584	$1,918
Finished goods	1,036	665
Total inventory	$2,620	$2,583

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. Included within work in progress are end of line vehicles pending final inspection which have historically not been material. As of June 30, 2024, vehicles which were substantially completed but awaiting final parts or quality inspection increased to $204 million. The balance of the Company’s inventory was written down by $319 million and $148 million from its cost to its net realizable value as of December 31, 2023 and June 30, 2024, respectively. Additionally, the Company has LCNRV losses related to firm purchase commitments which were $126 million and $31 million as of December 31, 2023 and June 30, 2024, respectively, and are reflected in the “Inventory” component of “Accrued

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
liabilities” on the Condensed Consolidated Balance Sheets. Refer to Note 7 "Accrued Liabilities" for more information about Accrued liabilities.

The Company recorded a $220 million and $53 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments as of June 30, 2023 and June 30, 2024, respectively, in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

5. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	June 30, 2024
Land, buildings, and building improvements	$972	$1,043
Leasehold improvements	417	451
Machinery, equipment, vehicles, and office furniture	3,068	3,592
Computer equipment, hardware, and software	515	566
Construction in progress	698	495
Total property, plant, and equipment	5,670	6,147
Accumulated depreciation and amortization	(1,796)	(2,346)
Total property, plant, and equipment, net	$3,874	$3,801

Depreciation and amortization expense was $219 million and $269 million for the three months ended June 30, 2023 and 2024, respectively, and $403 million and $543 million for the six months ended June 30, 2023 and 2024, respectively.

6. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2023		June 30, 2024
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

2026 Notes	2026	$1,250	12.0%	$1,250	11.9%
2029 Green Convertible Notes	2029	1,500	4.9%	1,500	4.9%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2026 Convertible Note (at fair value)	2026	—	—%	1,090	4.8%
Total long-term debt		4,475		5,565
Less unamortized discount and debt issuance costs		(44)		(39)
Long-term debt, less unamortized discount and debt issuance costs		4,431		5,526
Less current portion		—		—
Total long-term debt, less current portion		$4,431		$5,526

ABL Facility
In April 2023, the Company amended and restated the credit agreement governing the ABL Facility. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2024, the Company had no borrowings under the ABL Facility and $188 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,312 million after giving effect to the borrowing base and the outstanding letters of credit. As of June 30, 2024, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of June 30, 2024, the interest rate payable on the 2026 Notes was 11.4%, and the Company was in compliance with all covenants required by the 2026 Notes.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and June 30, 2024, the fair value of the 2026 Notes was $1,250 million and $1,263 million, respectively.

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and June 30, 2024, the fair value of the 2029 Green Convertible Notes was $2,110 million and $1,472 million, respectively.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and June 30, 2024, the fair value of the 2030 Green Convertible Notes was $2,121 million and $1,478 million, respectively.

The Company intends to use the net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s green financing framework.

2026 Convertible Note

In June 2024, the Company issued $1,000 million principal amount of an unsecured convertible promissory note due June 2026 (“2026 Convertible Note”) in a private placement pursuant to, and governed by, a convertible promissory note purchase agreement dated June 25, 2024, between the Company and Volkswagen International America Inc (“Volkswagen”). The 2026 Convertible Note accrues interest at 4.75% per annum, payable semi-annually in arrears on June 15 and December 15. To the extent the Company elects not to pay accrued interest in cash, such accrued interest shall be capitalized to the unpaid principal balance.

The 2026 Convertible Note will automatically convert into shares of the Company’s Class A common stock upon the later of December 1, 2024 and satisfaction of certain regulatory approvals; half of the then outstanding principal amount, and accrued and unpaid interest, will convert at a price of $10.8359 per share, and the remaining half will convert at a price per

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
share of the Company’s Class A common stock based on the Company’s 45-trading day volume-weighted average price prior to the conversion date.

The 2026 Convertible Note is eligible for prepayment, either at the Company’s or Volkswagen’s option, of all outstanding principal and accrued and unpaid interest in June 2025 (if not earlier converted, and which date can be extended in accordance with the terms of the 2026 Convertible Note), with payment occurring no more than three months after June 2025. The 2026 Convertible Note contains a number of affirmative and restrictive covenants.

Upon issuance, the Company has made an irrevocable election to account for the 2026 Convertible Note as a single hybrid instrument under the Fair Value Option (“FVO”) in order to simplify the accounting of the embedded derivative that would otherwise require bifurcation. Under the FVO, the 2026 Convertible Note is initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date with the change in fair value recognized in “Fair value loss on convertible note, net” in the Condensed Consolidated Statement of Operations. Interest is accrued in “Interest expense” in the Condensed Consolidated Statement of Operations. The 2026 Convertible Note is classified within Level 3 of the fair value hierarchy because the valuation model incorporates significant inputs that are not observable in the market.

The change in fair value of the 2026 Convertible Note as of June 30, 2024 was as follows (in millions):

2026 Convertible Note
Proceeds received upon issuance	$1,000
Loss on issuance	140
Issue-date estimated fair value	1,140
Gain on change in fair value	(50)
Fair value as of June 30, 2024	$1,090

The excess fair value of the 2026 Convertible Note over the principal amount upon issuance was primarily driven by the excess of the Company’s Class A common stock price on the June 26, 2024 issuance date over the $10.8359 conversion price of the corresponding $500 million principal amount. The subsequent decrease in the fair value of the 2026 Convertible Note on the reporting date primarily resulted from the decrease in the Company’s Class A common stock price on June 30, 2024 as compared to the issuance-date Class A common stock price.

The following table presents the difference between the fair value and the unpaid principal balance of the 2026 Convertible Note as of June 30, 2024 (in millions):

	Fair Value	Unpaid Principal Balance	Fair Value Loss on Convertible Note, Net
2026 Convertible Note	$1,090	$1,000	$90

7. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	June 30, 2024
Payroll and related costs	$328	$217
Capital expenditures	263	248
Inventory	241	148
Other products and services	169	102
Other	144	180
Total accrued liabilities	$1,145	$895

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the six months ended June 30, 2023 and 2024, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $38 million and $40 million of costs related to employee termination expenses during the six months ended June 30, 2023 and 2024, respectively, and the remaining liability was not material as of June 30, 2024.

8. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and six months ended June 30, 2023 and 2024. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

9. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employee directors, and consultants.

Stock option activity during the six months ended June 30, 2024 was not material. The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2024:

	RSUs
	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	56	$22.36
Granted	67	$10.23
Exercised / Vested	(36)	$16.35
Forfeited / Cancelled	(8)	$20.95
Outstanding at June 30, 2024	79	$15.03
Vested and expected to vest at June 30, 2024	79	$15.03

The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Cost of revenues	$23	$17	$41	$40
Research and development	72	98	156	222
Selling, general, and administrative	86	79	167	165
Total stock-based compensation expense	$181	$194	$364	$427

As of June 30, 2024, the Company’s unrecognized stock-based compensation expense for unvested awards was $1,244 million, which is expected to be recognized over a weighted-average period of 5.2 years and 1.8 years for stock options and RSUs outstanding, respectively.

10. RELATED PARTY TRANSACTIONS

Revenues

The Company recorded $242 million and $233 million for the three months ended June 30, 2023 and 2024, respectively, and $314 million and $571 million for the six months ended June 30, 2023 and 2024, respectively, in revenues from Amazon.com,

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inc. and its affiliates (“Amazon”), within “Revenues” in the Condensed Consolidated Statements of Operations, primarily related to the sale of EDVs. As of December 31, 2023 and June 30, 2024, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $6 million and $76 million, respectively. As of December 31, 2023 and June 30, 2024, contract liabilities related to these revenues, primarily related to extended service contracts, were $72 million and $105 million, respectively. Refer to Note 2 "Summary of Significant Accounting Policies" for more information about revenues.

Operating Expenses
The Company obtains data services, including hosting, storage, and compute, from Amazon. Expenses related to these services were $14 million and $20 million during the three months ended June 30, 2023 and 2024, respectively and $31 million and $40 million during the six months ended June 30, 2023 and 2024, respectively. As of December 31, 2023 and June 30, 2024, the unpaid amounts related to these services were not material.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company is involved in legal proceedings and evaluates other loss contingencies primarily comprised of supplier disputes, along with commercial litigation which may result in liabilities of the Company. Although the Company believes it has valid defenses with respect to these matters, as of December 31, 2023 and June 30, 2024, the Company recorded approximately $80 million and $110 million, respectively, for estimated probable losses related to these matters in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of June 30, 2024, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $235 million, or an excess of $125 million over the accrued liability recorded. The Company expects the majority of the matters to be resolved within the next 12 to 24 months.

12. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2023 and June 30, 2024, 960 million and 1,000 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2023 and June 30, 2024, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2023 and June 30, 2024, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, 2026 Convertible Note, stock options, unvested RSUs, shares underlying the Company’s ESPP, other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the Green Convertible Notes, 2026 Convertible Note, stock options with a market condition, and other stock-based awards. The

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
following table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three and Six Months Ended June 30,
	2023	2024
Green Convertible Notes	75	149
2026 Convertible Note	—	83
Stock warrants	12	12
Stock options	61	62
RSUs, ESPP, and other stock-based awards	74	86
Total	222	392

Privately negotiated capped call transactions (“Capped Calls”) are excluded from the calculation of diluted earnings per share as they would be antidilutive. However, upon conversion, there will be no economic dilution from the 2030 Green Convertible Notes unless the market price of the Company’s Class A common stock exceeds the cap price as exercise of the Capped Calls offsets any dilution from the 2030 Green Convertible Notes from the conversion price up to the cap price.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Numerator
Net loss attributable to Rivian	$(1,195)	$(1,457)	$(2,544)	$(2,903)
Net loss attributable to common stockholders, basic and diluted	$(1,195)	$(1,457)	$(2,544)	$(2,903)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	942	1,001	937	990
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	942	1,001	937	990

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.27)	$(1.46)	$(2.72)	$(2.93)

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

In the consumer market, we launched the R1 platform with our first consumer vehicles: the R1T, a two-row five-passenger pickup truck, and the R1S, a three-row seven-passenger sport utility vehicle (“SUV”).

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

During the six months ended June 30, 2024, we produced 23,592 vehicles and delivered 27,378 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part II, Item 1A “Risk Factors," that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV appear to resonate with customers based on positive responses to vehicles delivered and our historic order bank. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including our midsize platform (“MSP”). In the first quarter of 2024, we unveiled our new MSP which underpins our R2 and R3 product lines and offered the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in 2026. We believe the MSP will be foundational to Rivian’s long-term growth and profit potential. It positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as focus on reducing manufacturing complexity. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our in-house software stack, propulsion technology, network architecture, and vehicle electronics. In addition, the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. In the second quarter of 2024, we began offering our second generation R1 vehicles, which have been reengineered for more efficiency and higher performance. We also expect to launch a Rivian pre-owned vehicle program in the near future. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience profitably.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but through our investments in marketing and our communication strategy, we expect to see substantial increases in brand awareness and for that to translate into more orders for our vehicles and, as a result, increase our base of Rivian customers. Marketing activities include brand campaigns, such as MSP and second generation R1 introduction events in the first and second quarter of 2024, respectively, community events, partnerships, and digital marketing. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives, offering leasing programs, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues or improve our financial performance.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In the first quarter of 2024, we announced that initial production of R2 will be at our Normal Factory and our expansion of production capacity to approximately 215,000 units of annual production. This shift of initial R2 production to our Normal Factory temporarily pauses construction of our planned future manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”) in order to focus on the expansion of our Normal Factory. Significant capital expenditures will be required to support the integration of R2 into our Normal Factory. Our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. In the second quarter of 2024, we executed a plant retooling upgrade to introduce new technologies and cost-oriented material changes into our R1 platform and retool the R1 production line which we expect to deliver greater plant efficiency resulting in lower costs starting in the second half of 2024. As a result of the updates made to our Normal Factory during the plant retooling upgrade, we accelerated depreciation during the first and second quarter of 2024 and had higher overhead per unit costs due to lower production in the second quarter of 2024. We may have to incur impairments of our equipment in the plant if the utilization of our plant capacity does not increase in the future. The introduction of our second generation R1 vehicles has reduced material costs as a result of engineering design changes and commercial improvements. In addition, we expect to leverage previous technologies and platforms while growing sales and service infrastructure to support R2. Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our overall production volume, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, and management of our labor and logistics costs. Should we not achieve such cost reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. We believe our planned joint venture with Volkswagen Group (the “VW JV”) announced in June 2024 reaffirms our strategy to vertically integrate our technology platform. The VW JV, which remains subject to the parties entering into definitive agreements and receipt of required regulatory approvals, is expected to substantially expand the market applications for our software and associated zonal electrical architecture. Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”), and charging accessibility will be critical for supporting growth. During the first quarter of 2024, Rivian vehicles gained integrated access to over 15,000 Tesla Superchargers in the United States on the North American Charging Standard. We also plan to open up the Rivian Adventure Network to non-Rivian EVs in late 2024 allowing us to leverage the fixed costs associated with each charging site which we expect will turn each charging site into a profit center over time and allows us to meet one of the key requirements for the government grants associated with expanding domestically manufactured fast chargers across the country. We expect to expand our service centers, and spaces and leverage them for product education and customer engagement. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale our ecosystem, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy. We offer a variety of services, including financing, leasing, insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenues outside of vehicle sales. In addition, we expect to begin offering Connect+ in the second half of 2024, which is designed to provide additional paid connectivity features, as well as Rivian Autonomy Platform+, which is a paid premium expansion of automated driver assistance support. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver the broadest combination of performance, utility, and capability, as well as services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. We executed a plant retooling upgrade in the second quarter of 2024 to introduce new technologies and cost-oriented material changes into our R1 platform and retool the R1 production line, which temporarily impacted our production. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience further manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. For example, we plan to shut down our Normal Factory in the second half of 2025 to integrate key elements of our manufacturing process in preparation for the R2 launch, which will temporarily impact our overall production. In the first quarter of 2024, we announced that initial production of R2 will occur at our Normal Factory and the expansion of our production capacity to 215,000 units of annual production, which we believe will allow us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. The imposition of tariffs and other trade barriers may make it more costly for us to import raw materials and product components for our vehicles. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. Given the supplier changes related to the introduction of new vehicle technologies to the R1 platform, which occurred during the second quarter of 2024, we believe our production ramp and rate in our Normal Factory may be limited by supply chain factors in the near-future. Additionally, we have received claims from our suppliers related to supplier contract changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information on supplier contingencies. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints.

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

•Government Incentives. There are various government policies, subsidies, and economic incentives designed to increase EV adoption. For example, the Inflation Reduction Act of 2022 offers a tax credit for EV purchases or leases contingent upon pricing limits, customer income limits, and assembly, manufacturing, and sourcing requirements. There is no guarantee these incentive programs will be available in the future. In May 2024, we entered into a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity (“DCEO”) through which we are eligible for an incentive package valued at up to $827 million which includes tax credits, exemptions and grants which will go towards plant expansion, improvements in public infrastructure, and job training programs. Any reduction or elimination of these incentive programs could have a direct impact on demand for our vehicles. In addition, failure to meet the tax credit eligibility requirements may place our vehicles at a price disadvantage and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. In order to help slow inflation, the Federal Reserve Bank in the United States raised interest rates rapidly and substantially and interest rates have remained elevated. This has impacted vehicle financing affordability to customers and may influence customers’ buying decisions to less expensive vehicles, or may cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially in the near-term as we continue to work through the order bank, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our consolidated results of operations and production and delivery volumes for the periods presented (in millions, except for production and delivery volumes). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Revenues	$1,121	$1,158	$1,782	$2,362
Cost of revenues	1,533	1,609	2,729	3,340
Gross profit	(412)	(451)	(947)	(978)
Operating expenses
Research and development	444	428	940	889
Selling, general, and administrative	429	496	831	992
Total operating expenses	873	924	1,771	1,881
Loss from operations	(1,285)	(1,375)	(2,718)	(2,859)
Interest income	141	95	265	207
Interest expense	(54)	(75)	(92)	(150)
Fair value loss on convertible note, net	—	(90)	—	(90)
Other income (expense), net	3	(11)	2	(9)
Loss before income taxes	(1,195)	(1,456)	(2,543)	(2,901)
Provision for income taxes	—	(1)	(1)	(2)
Net loss	$(1,195)	$(1,457)	$(2,544)	$(2,903)

Production volume	13,992	9,612	23,387	23,592
Delivery volume	12,640	13,790	20,586	27,378

Comparison of the Three and Six Months Ended June 30, 2023 and 2024

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except delivery volume)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Revenues	$1,121	$1,158	$37	3%	$1,782	$2,362	$580	33%

Delivery volume	12,640	13,790	1,150	9%	20,586	27,378	6,792	33%

Revenues increased compared to the three months ended June 30, 2023 primarily due to an increase in deliveries of 1,150 vehicles, driven in part from our vehicle leasing program and partially offset by reducing the average selling price of our first generation R1 vehicles ahead of our second generation R1 vehicle introduction in June 2024. We also recognized $17 million in revenue for the sale of regulatory credits, compared to $34 million in the three months ended June 30, 2023.

Revenues increased compared to the six months ended June 30, 2023 primarily due to an increase in deliveries of 6,792 vehicles, driven in part from our vehicle leasing program, and sales of non-Rivian vehicle trade-ins. We also recognized $18 million in revenue for the sale of regulatory credits, compared to $34 million in the six months ended June 30, 2023.

We expect to increase our non-vehicle revenue, including the sale of regulatory credits, over time.

Cost of revenues and gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except production and delivery volumes)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Cost of revenues	$1,533	$1,609	$76	5%	$2,729	$3,340	$611	22%
Gross profit	$(412)	$(451)	$(39)	(9)%	$(947)	$(978)	$(31)	(3)%

Production volume	13,992	9,612	(4,380)	(31)%	23,387	23,592	205	1%
Delivery volume	12,640	13,790	1,150	9%	20,586	27,378	6,792	33%

For the three months ended June 30, 2024, we incurred cost of revenues of $1,609 million, including $203 million of depreciation and amortization expense. Cost of revenues for the second quarter of 2024 included $59 million of costs we do not anticipate being part of our long-term cost structure. This was made up of $33 million of cost of revenue efficiency initiatives primarily related to certain supplier liabilities incurred and $26 million of accelerated depreciation associated with the updates made to our Normal Factory during the plant retooling upgrade.

For the six months ended June 30, 2024, we incurred cost of revenues of $3,340 million, including $413 million of depreciation and amortization expense. Cost of revenues for the six months ended June 30, 2024 included $230 million of costs we not not anticipate being part of our long-term cost structure. This was made up of $160 million of cost of revenue efficiency initiatives primarily related to certain supplier liabilities incurred and $70 million of accelerated depreciation associated with the updates made to our Normal Factory during the plant retooling upgrade.

The Company recorded a $220 million and $53 million charge to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments as of June 30, 2023 and June 30, 2024 compared to the six months ended June 30, 2023, respectively. The decrease in LCNRV write-downs of inventory and losses on firm purchase commitments is primarily due to a decrease in the cost to manufacture our products as a result of increased vehicle deliveries and lower material costs. We expect LCNRV write-downs of inventory and losses on firm purchase commitments to continue to decrease over time as we further reduce the cost to manufacture our products.

Gross profit losses increased compared to the three months ended June 30, 2023 primarily due to smaller reductions in losses on firm purchase commitments, a reduction in average selling prices, accelerated depreciation, and less efficient absorption of labor, overhead, and depreciation associated with lower volume as a result of direct downtime from the plant retooling upgrade partially offset by increased vehicle deliveries and reductions in materials costs.

Gross profit losses increased compared to the six months ended June 30, 2023 primarily due to cost of revenue efficiency initiatives, accelerated depreciation, and less efficient absorption of labor, overhead, and depreciation associated with lower volume as a result of direct downtime from the plant retooling upgrade partially offset by increased vehicle deliveries.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Research and development	$444	$428	$(16)	(4)%	$940	$889	$(51)	(5)%

For the three months ended June 30, 2024, we incurred R&D expenses of $428 million, including $18 million of depreciation and amortization expense. R&D expenses decreased compared to the three months ended June 30, 2023, primarily due to a $33 million decrease in engineering, design, and development costs related to R1 platform design and technology upgrades and an $18 million decrease in depreciation and amortization partially offset by a $25 million increase in stock-based compensation expense primarily related to increased grants in the second half of 2023.

For the six months ended June 30, 2024, we incurred R&D expenses of $889 million, including $36 million of depreciation and amortization expense. R&D expenses decreased compared to the six months ended June 30, 2023, primarily due to an $85 million decrease in engineering, design, and development costs related to R1 platform design and technology upgrades and a

$33 million decrease in depreciation and amortization, partially offset by a $65 million increase in stock-based compensation expenses primarily related to increased grants in the second half of 2023.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as further vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Selling, general, and administrative	$429	$496	$67	16%	$831	$992	$161	19%

For the three months ended June 30, 2024, we incurred SG&A expenses of $496 million, including $53 million of depreciation and amortization expense. SG&A expenses increased compared to three months ended June 30, 2023, primarily due to a $33 million increase in payroll and related expenses predominantly from an increase in service and sales headcount and a $26 million increase in depreciation and amortization.

For the six months ended June 30, 2024, we incurred SG&A expenses of $992 million, including $105 million of depreciation and amortization expense. SG&A expenses increased compared to the six months ended June 30, 2023, primarily due to a $67 million increase in payroll and related expenses predominantly from an increase in service and sales headcount, a $53 million increase in depreciation and amortization, $33 million increase in utilities and facilities expenses driven by an increase in service centers and spaces, and $20 million increase in sales and marketing expenses to support go-to-market operations.

We plan to make continued investments in our facilities, go-to-market operations, and technology for our future operations.

Other income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Interest income	$141	$95	$(46)	(33)%	$265	$207	$(58)	(22)%
Interest expense	$(54)	$(75)	$(21)	39%	$(92)	$(150)	$(58)	63%
Fair value loss on convertible note, net	$—	$(90)	$(90)	nm	$—	$(90)	$(90)	nm
Other income (expense), net	$3	$(11)	$(14)	(467)%	$2	$(9)	$(11)	550%

*nm-not meaningful

Interest income decreased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to lower average cash equivalents and short-term investments.

Interest income decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower average cash equivalents and short-term investments partially offset by higher interest rates.

Interest expense increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to the issuance of the Green Convertible Notes in 2023 and higher interest rates. See Note 6 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Fair value loss on convertible note, net reflects the issuance and subsequent mark-to-market valuation of the 2026 Convertible Note issued in the three months ended June 30, 2024. See Note 6 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of June 30, 2023 and 2024, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2023	June 30, 2024
Cash and cash equivalents	$7,857	$5,763
Short-term investments	1,511	2,104
Availability under ABL Facility	1,100	1,312
Total liquidity	$10,468	$9,179

In May 2024, we entered into a REV Tax Credit Agreement with the State of Illinois acting by and through the DCEO in which we agreed to renovate and expand our existing manufacturing operations at our Normal Factory (the “Project”), make capital expenditures of at least $1.5 billion by December 31, 2029, create new full-time jobs, and also to retain a number of existing full-time jobs in Illinois. As consideration for and as a condition to the commitments defined within the agreement, we are eligible for an incentives package valued at up to $827 million, including tax credits and exemptions, and grants to offset eligible costs of the Project. Tax credits will be eligible for issuance for an initial period of 15 years, with an opportunity for an additional fifteen-year extension.

In June 2024, we issued $1 billion principal amount of a 2026 Convertible Note in a private placement pursuant to, and governed by, a convertible promissory note purchase agreement dated June 25, 2024, between the Company and Volkswagen. The 2026 Convertible Note accrues interest at 4.75% per annum, payable semi-annually in arrears on June 15 and December 15. See Note 6 “Debt” to the condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Convertible Note. In addition, we expect to receive an additional $4 billion from Volkswagen Group comprised of $2 billion of direct equity investment which is expected to take place in two tranches of $1 billion each in 2025 and 2026, subject to the achievement of certain milestones, priced based on the 30-trading day volume-weighted average price of our Class A common stock prior to the date of investment, and $2.0 billion related to the planned formation of the VW JV, which is expected to be split between a payment to us at the inception of the joint venture, currently expected to occur in the fourth quarter of 2024, and a loan made available to us in 2026. The VW JV is subject to the parties’ entrance into definitive agreements and receipt of regulatory approvals, and there can be no assurance that such conditions will be met, or that any related milestone will be achieved. The planned additional investments by Volkswagen Group and our current cash, cash equivalents, and short-term investments are expected to provide the capital to fund our operations through the ramp of R2 in our Normal Factory as well as the launch and ramp of MSP in our Stanton Springs North Facility. In addition, we anticipate incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities with the VW JV.

We have generated significant losses from operations, as reflected in our accumulated deficit of $18,558 million and $21,461 million as of December 31, 2023 and June 30, 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, and our service and retail network.

As of December 31, 2023, our non-cancellable commitments are disclosed in Note 5 “Inventory and Inventory Valuation”, Note 7 "Leases", Note 8 “Debt”, and Note 14 "Commitments and Contingencies" to the consolidated financial statements in our Form 10-K. As of June 30, 2024, our non-cancellable commitments are disclosed in Note 4 “Inventory and Inventory Valuation", Note 6 “Debt”, and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

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

	Six Months Ended June 30,
(in millions)	2023	2024
Net cash used in operating activities	$(2,882)	$(2,023)
Net cash used in investing activities	$(1,476)	$(1,095)
Net cash provided by financing activities	$1,517	$1,028

Operating Activities
Net cash used in operating activities decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by higher build up of inventory levels in the prior year.

Investing Activities

Net cash used in investing activities decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the higher purchases of short-term investments, partially offset by maturities of short-term investments. During the six months ended June 30, 2024, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was primarily driven by proceeds from the issuance of the 2029 Green Convertible Notes. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily driven by the 2026 Convertible Note.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2023 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

During the six months ended June 30, 2024, we issued the 2026 Convertible Note. As we have elected the fair value option, the 2026 Convertible Note’s fair value is subject to market risk and will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. A hypothetical 10% change in our Class A common stock price would impact the fair value of the 2026 Convertible Note by approximately $50 million. In addition, as the 2026 Convertible Note has a fixed annual interest rate, we have no interest expense exposure associated with changes in interest rates; however, the 2026 Convertible Note fair value is impacted as interest rates change and will generally increase as interest rates fall and decrease as interest rates rise. A hypothetical 100 basis point change in interest rates would impact the fair value of the 2026 Convertible Note by an amount that is not material. See Note 6 “Debt” to the condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Convertible Note.
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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On or before August 15, 2024, Plaintiffs are to designate one of the three earlier-filed complaints as the operative complaint or file a consolidated complaint.

•On April 19, 2024, an alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-03269) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. This suit was voluntarily dismissed (without prejudice) on May 20, 2024. On May 31, 2024 another alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-04566) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. We believe the alleged stockholder’s claims are meritless and intend to vigorously defend against this lawsuit.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see the risk factors set forth in Part II, Item 1A “Risk Factors” and the information set forth in Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

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

We have incurred net losses since our inception, including net losses of $2,544 million for the six months ended June 30, 2023 and $2,903 million for the six months ended June 30, 2024. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles and services, our ability to maintain strong demand and to align production with such demand, our ability to maintain the average selling prices for our vehicles, and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Any failure to adequately increase revenues or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

Our success depends on attracting a large number of customers and maintaining strong demand for our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make reservations for the R1T and R1S in the United States and Canada with deposits from $500-$3,000. Deposits paid to reserve certain R1T and R1S configurations are cancellable by the customer for a period of time prior to lease or purchase. We have experienced, and may in the future experience, customer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. In addition, our current rate of new orders for our R1 vehicles must improve to meet our delivery targets, and there is no assurance that we will be able to adequately increase new orders to meet these targets. In the first quarter of 2024, we unveiled our new midsize platform (“MSP”) which underpins our R2 and R3 product lines and offered the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in 2026. To support demand generation, we are in the process of implementing new capabilities, such as expanding our spaces, expanding our demonstration drives, offering leasing programs, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. Additionally, we have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.

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

Furthermore, our growth strategy depends, in part, on our ability to successfully introduce and market new products and services, such as financing, insurance, vehicle services, charging solutions, vehicle resale, as well as software services for consumer customers, such as Connect+ and Rivian Autonomy Platform+, and fleet management for commercial customers. If we experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business.

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

We have entered into and may from time to time consider entering into additional strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. However, there are no assurances that we will be able to identify or secure suitable alliances in the future or that we will be able to maintain such alliances, which could impair our overall growth. If we announce any proposed strategic alliance, but are unable to close such proposed transaction, we may suffer negative publicity and it may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, these alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party. For example, in June 2024, we announced with Volkswagen Group the intention to establish a new joint venture electrical architecture and software technology company with the focus on software, electric control units, and related network architecture design and development. The planned joint venture is subject to entering into final binding agreements and obtaining required regulatory clearances and there can be no assurance that such conditions will be met. In connection with this partnership, the Volkswagen Group intends to make an additional investment of up to $4.0 billion which is subject to the formation of the planned joint venture, entering into final binding agreements, the achievement of certain milestones, and obtaining relevant regulatory clearances and there can be no assurance that such conditions will be met. If the VW JV is completed, there can be no assurance that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities. The conversion of our unsecured convertible promissory note due June 2026 (“2026 Convertible Note”) issued to Volkswagen Group into shares of Class A common stock, or Volkswagen Group’s proposed additional equity investments in us, could dilute the ownership interests of existing stockholders.

When appropriate opportunities arise, we have acquired and may in the future acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp took longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. For example, we had a planned shutdown in April 2024 to implement product and technology enhancements and upgrades, which impacted our production. There can be no assurance that the April 2024 or any future planned shutdown will not result in delays or unexpected challenges or that the April 2024 or any future planned shutdown will be successful and achieve the expected benefits. Any delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

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

Furthermore, currency fluctuations, tariffs or shortages in petroleum, and changes in economic or geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in the Middle East, and related attacks or violence in the broader region, may result in significant increases in freight charges and raw material and component costs and significantly impact our ability to receive raw materials or components. Substantial increases in the prices for our raw materials or components or regulatory requirements have in the past increased and could continue to increase our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

A significant portion of our revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon.com, Inc. (together with its affiliates, “Amazon”) is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 15.0% of our voting power as of June 30, 2024.

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

Any field action, including a product recall, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We and our suppliers have initiated recalls, and expect to initiate recalls in the future, voluntarily or involuntarily, if it is determined that a safety-related defect or noncompliance with applicable federal motor vehicle safety standards exist in any of our vehicles or components (including our battery cells). Since the launch of our first vehicles, we have initiated multiple field actions, including several voluntary recalls, and we expect such field actions to continue and potentially increase in number. Recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand and our business, prospects, financial condition, results of operations, and cash flows.

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
•political instability, natural disasters, war (including the ongoing military conflict between Russia and Ukraine and in the Middle East) or events of terrorism, and health epidemics; and
•the strength of international economies.

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

As of June 30, 2024, our total principal amount of outstanding indebtedness was $5,475 million. As of June 30, 2024, we had no borrowings under our senior secured asset-based revolving credit facility (“ABL Facility”) and $188 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

In addition, the credit agreement governing the ABL Facility and the indenture governing the 2026 Notes contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) and the convertible promissory note purchase agreement governing the 2026 Convertible Note also contain certain similar restrictive covenants, some of which, however, are less restrictive than the covenants under the ABL Facility and the indenture governing the 2026 Notes. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate the credit agreement governing the ABL Facility or any future debt agreements, if applicable, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by substantially all of the assets of Rivian Holdings, LLC and its subsidiaries (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. Noteholders of our 2029 Green Convertible Notes and 2030 Green Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes or the

2030 Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. If the conditions to automatic conversion of the 2026 Convertible Note have not been met by June 24, 2025, Volkswagen International America Inc (“Volkswagen”) may accelerate payment of all outstanding principal and accrued and unpaid interest. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these various financial covenants, pay the principal and interest when due under our debt agreements or repurchase the 2029 Green Convertible Notes or the 2030 Green Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indentures governing the 2026 Notes, the 2029 Green Convertible Notes, and the 2030 Green Convertible Notes, the convertible promissory note purchase agreement governing the 2026 Convertible Note, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of our Stanton Springs North Facility and facilities to support R2 in our Normal Factory.

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other operating permits from federal, state and local government entities. While we currently have all the permits necessary to carry out and perform our current plans and operations at our Normal Factory, expansion of our operations at our Normal Factory and construction and operations at our Stanton Springs North Facility will require additional permits, approvals, certifications, and licenses. See Part II, Item 1 “Legal Proceedings” for additional information on matters related to our Stanton Springs North Facility. Delays, legal challenges by project opponents, denials or restrictions of any applications or assignment of any permits, approvals, certifications, and licenses, whether for the manufacturing facility or any future facility, such as spaces, service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

In the first quarter of 2024, we announced the launch of R2 being produced initially at our Normal Factory and a temporary pause in construction on our Stanton Springs North Facility. The construction of the Stanton Springs North Facility and the R2 Normal Factory expansion will require substantial capital and numerous federal, state, and local permits. In addition, the project requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete either project. Any significant problems or delays in the construction of the Stanton Springs North Facility or the R2 Normal Factory expansion or in bringing the manufacturing facility to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles.

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

Our vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. New regulations could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, including as a result of presidential, congressional, state and local elections, and judicial rulings, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. We expect to incur significant costs in complying with these regulations. Regulations related to the EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as:

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

To the extent the laws change or are interpreted or enforced differently, our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

We may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve our ESG profile, and any such initiatives or achievements of such commitments may be costly. For example, we have shared goals around climate, product, and belonging. In addition, our commitment to The Climate Pledge, pursuant to which signatories pledge to reach net-zero emissions by 2040, and subsequent reporting and emissions reductions and offsets could require considerable investments, and our commitment, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, is complex and ambitious, and we cannot guarantee that we will meet our commitment. Our ability to achieve this commitment, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Such risks include, for example, the availability and cost of low or non-carbon based energy sources, the evolving regulatory requirements affecting ESG standards or disclosures, the availability of suppliers that can meet our sustainability and other standards, our ability to recruit, develop and retain a diverse range of talent, and other items discussed in these risk factors. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach in the field to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, standards, internal control, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to achieve, any of our goals, either on an initial timeline or at all. Implementing and achieving our commitment and other initiatives may also result in increased costs in our supply chain and business operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We may not achieve our commitments in the manner we currently intend or at all, and any failure (or perceived failure) to meet such commitments may adversely impact our relationship with certain stakeholders.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, on March 6, 2024, the Securities and Exchange Commission (“SEC”) issued final rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The SEC’s new climate disclosure rules, while currently subject to litigation, may ultimately require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. In addition, we expect to be subject to California’s recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims relating to corporate operations or products. The future of the California climate disclosure laws is currently uncertain, as two of the three California laws are subject to ongoing litigation, and the third is subject to proposed legislative amendments. Similarly, we expect to be be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU directives or EU and EU member state regulations, or various disclosure requirements on various sustainability topics, including climate change, biodiversity, workforce, supply chain, and business ethics. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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
•market reaction to our proposed joint venture with Volkswagen Group and their proposed additional equity investment in us;
•sales of large blocks of our common stock, including sales by our Founder, our executive officers and directors or investors;
•lawsuits threatened or filed against us;
•actual or anticipated changes in United States and non-United States laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities, including, but not limited to, our 2026 Convertible Note issued to Volkswagen Group and their proposed additional equity investments in us;
•short sales, hedging and other derivative transactions involving our capital stock, including by holders of our 2029 Green Convertible Notes or 2030 Green Convertible Notes that employ a convertible arbitrage strategy with respect to such notes;
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and Ukraine and in the Middle East and related economic sanctions, pandemics (including COVID-19 and associated variants), incidents of terrorism or responses to these events; and
•the other factors described in this Part II Item 1A “Risk Factors.”

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 40.6% of the voting power of our outstanding capital stock and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 8.5% of the voting power of our outstanding capital stock but 2.2% of the total shares of common stock outstanding.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of January 19, 2021, by and among the Registrant and certain holders of its capital stock, as amended	S-1/A	333-259992	4.2	10/22/2021
4.3†	Convertible Promissory Note Purchase Agreement, dated as of June 25, 2024, between Rivian Automotive, Inc. and Volkswagen International America Inc.	8-K	001-41042	4.1	6/25/2024
4.4	Form of Senior Convertible Promissory Note (included as Exhibit A to Exhibit 4.3))	8-K	001-41042	4.2	6/25/2024
10.1ˆ†	REV Tax Credit Agreement effective as of April 29, 2024 by and among Rivian Automotive, LLC and Rivian, LLC, and the State of Illinois acting by and through the Department of Commerce and Economic Opportunity	8-K	001-41042	10.1	5/3/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.
† Certain schedules and other attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to provide copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
ˆ Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: August 6, 2024		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: August 6, 2024		(Principal Financial Officer and Principal Accounting Officer)