Form 10-Q
period 2024-09-30
Rivian Automotive, Inc. / DE
filed 2024-11-07
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 24, 2024, 1,012,845,465 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, intended use of proceeds from the 2029 Green Convertible Notes (as defined herein) and 2030 Green Convertible Notes (as defined herein), current and expected future investments by Volkswagen Group, and our objectives for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2023	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$7,857	$5,396
Short-term investments (Note 3)	1,511	1,343
Accounts receivable, net	161	217
Inventory (Note 4)	2,620	2,680
Other current assets	164	201
Total current assets	12,313	9,837
Property, plant, and equipment, net (Note 5)	3,874	3,819
Operating lease assets, net	356	397
Other non-current assets	235	209
Total assets	$16,778	$14,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981	$617
Accrued liabilities (Note 7)	1,145	887
Current portion of lease liabilities and other current liabilities	361	429
Total current liabilities	2,487	1,933
Long-term debt (includes $1,030 at fair value as of September 30, 2024) (Note 6)	4,431	5,468
Non-current lease liabilities	324	361
Other non-current liabilities	395	601
Total liabilities	7,637	8,363
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2023 and September 30, 2024	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 968 and 1,021 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively (Note 12)	1	1
Additional paid-in capital	27,695	28,455
Accumulated deficit	(18,558)	(22,561)
Accumulated other comprehensive income	3	4
Total stockholders' equity	9,141	5,899
Total liabilities and stockholders' equity	$16,778	$14,262

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues (Note 2)	$1,337	$874	$3,119	$3,236
Cost of revenues	1,814	1,266	4,543	4,606
Gross profit	(477)	(392)	(1,424)	(1,370)
Operating expenses
Research and development	529	350	1,469	1,239
Selling, general, and administrative	434	427	1,265	1,419
Total operating expenses	963	777	2,734	2,658
Loss from operations	(1,440)	(1,169)	(4,158)	(4,028)
Interest income	126	95	391	302
Interest expense (Note 6)	(55)	(87)	(147)	(237)
Fair value gain (loss) on convertible note, net (Note 6)	—	60	—	(30)
Other income (expense), net	2	1	4	(8)
Loss before income taxes	(1,367)	(1,100)	(3,910)	(4,001)
Provision for income taxes	—	—	(1)	(2)
Net loss	$(1,367)	$(1,100)	$(3,911)	$(4,003)
Net loss attributable to common stockholders, basic and diluted	$(1,367)	$(1,100)	$(3,911)	$(4,003)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 12)	$(1.44)	$(1.08)	$(4.15)	$(4.01)
Weighted-average common shares outstanding, basic and diluted	952	1,014	942	998

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net loss	$(1,367)	$(1,100)	$(3,911)	$(4,003)
Other comprehensive (loss) income	(2)	5	—	1
Comprehensive loss	$(1,369)	$(1,095)	$(3,911)	$(4,002)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
BALANCE - December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$13,799
Capital stock issuance	13	—	5	—	—	5
Stock-based compensation	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,349)	—	(1,349)
BALANCE - March 31, 2023	939	1	27,217	(14,475)	(1)	12,742
Capital stock issuance including employee stock purchase plan	7	—	34	—	—	34
Stock-based compensation	—	—	132	—	—	132
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(1,195)	—	(1,195)
BALANCE - June 30, 2023	946	1	27,383	(15,670)	—	11,714
Capital stock issuance	10	—	2	—	—	2
Stock-based compensation	—	—	205	—	—	205
Other comprehensive loss	—	—	—	—	(2)	(2)
Net loss	—	—	—	(1,367)	—	(1,367)
BALANCE - September 30, 2023	956	$1	$27,590	$(17,037)	$(2)	$10,552

BALANCE - December 31, 2023	968	$1	$27,695	$(18,558)	$3	$9,141
Capital stock issuance	26	—	1	—	—	1
Stock-based compensation	—	—	374	—	—	374
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,446)	—	(1,446)
BALANCE - March 31, 2024	994	1	28,070	(20,004)	2	8,069
Capital stock issuance including employee stock purchase plan	14	—	31	—	—	31
Stock-based compensation	—	—	178	—	—	178
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(1,457)	—	(1,457)
BALANCE - June 30, 2024	1,008	1	28,279	(21,461)	(1)	6,818
Capital stock issuance	13	—	4	—	—	4
Stock-based compensation	—	—	172	—	—	172
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(1,100)	—	(1,100)
BALANCE - September 30, 2024	1,021	$1	$28,455	$(22,561)	$4	$5,899

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(3,911)	$(4,003)
Depreciation and amortization	667	813
Stock-based compensation expense	606	538
Fair value loss on convertible note, net	—	30
Inventory LCNRV write-downs and losses on firm purchase commitments	114	14
Other non-cash activities	46	85
Changes in operating assets and liabilities:
Accounts receivable, net	(135)	(57)
Inventory	(1,471)	(208)
Other assets	(129)	(41)
Accounts payable and accrued liabilities	220	(339)
Other liabilities	234	269
Net cash used in operating activities	(3,759)	(2,899)

Cash flows from investing activities:
Purchases of short-term investments	(1,405)	(2,476)
Maturities of short-term investments	225	2,696
Capital expenditures	(728)	(814)
Net cash used in investing activities	(1,908)	(594)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	39	37
Proceeds from issuance of convertible notes	1,485	1,000
Other financing activities	(15)	(5)
Net cash provided by financing activities	1,509	1,032

Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash	(4,158)	(2,461)
Cash, cash equivalents, and restricted cash—Beginning of period	12,099	7,857
Cash, cash equivalents, and restricted cash—End of period	$7,941	$5,396

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$390	$369
Capital stock issued to settle bonuses	$137	$179
Right-of-use assets obtained in exchange for operating lease liabilities	$66	$122

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2023 and September 30, 2024. These derivatives are economic hedges used to manage

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
overall price risk and have not been designated as hedging instruments. During the three and nine months ended September 30, 2023 and 2024, losses resulting from changes in fair value were not material.

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

The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded as a RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets upon delivery. The RVRS liability is comprised of management’s estimate of the amount the Company is expected to pay to Chase Bank at the end of the lease term and is bifurcated from the transaction price. These estimates are based on third-party residual value publications and estimated future prices. The Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary. These estimates are inherently uncertain, especially given the Company’s limited history of leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of September 30, 2024 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

During the three and nine months ended September 30, 2024, approximately 42% and 39%, respectively, of the Company’s revenues were from Chase Bank.

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

	December 31, 2023	September 30, 2024
Current portion of lease liabilities and other current liabilities	$88	$96
Other non-current liabilities	133	187
Total contract liabilities	$221	$283

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

The following table summarizes the Company’s warranty and field service action reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	September 30, 2024
Current portion of lease liabilities and other current liabilities	$91	$118
Other non-current liabilities	184	329
Total warranty reserve	$275	$447

Warranty expense is recorded as a component of “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations. The Company’s warranty and field service action activity for the three and nine months ended September 30, 2023 was primarily for warranties issued during the period. The following table presents the warranty and field service action activity for the three and nine months ended September 30, 2024 (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$389	$275
Warranties issued in period	70	176
Adjustments to pre-existing warranties[1]	4	43
Warranty costs incurred	(16)	(47)
Ending balance	$447	$447
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

As of December 31, 2023 and September 30, 2024, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2023 and September 30, 2024, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and Chase Bank are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single source providers of input materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact the Company’s business. For example, during the quarter ended September 30, 2024, the Company experienced a production disruption due to a shortage of a component within the Enduro motor system on the R1 and RCV platforms.

Upcoming Accounting Standards Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures updates required disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt this ASU for the year ended December 31, 2024 and is currently evaluating the presentational impact, including the determination of whether additional segment expenses will be disclosed.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2023		September 30, 2024
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,245		$924
Money market funds	1	6,070	1	4,397
Commercial paper	2	517	2	25
Term deposits	—	—	2	50
United States Treasury securities	1	25	1	—
Total		$7,857		$5,396

Short-term investments:
Commercial paper	—	$—	2	$148
United States Treasury securities	1	1,061	1	695
Term deposits	2	450	2	500
Total		$1,511		$1,343

Total cash and cash equivalents and short-term investments		$9,368		$6,739

As of December 31, 2023 and September 30, 2024, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 6 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

4. INVENTORY AND INVENTORY VALUATION

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	September 30, 2024
Raw materials and work in progress	$1,584	$1,696
Finished goods	1,036	984
Total inventory	$2,620	$2,680

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The balance of the Company’s inventory was written down by $319 million and $130 million from its cost to its net realizable value as of December 31, 2023 and September 30, 2024, respectively. Additionally, the Company has LCNRV losses related to firm purchase commitments which were $126 million and $10 million as of December 31, 2023 and September 30, 2024, respectively, and are reflected in the “Inventory” component of “Accrued liabilities” on the Condensed Consolidated Balance Sheets. Refer to Note 7 "Accrued Liabilities" for more information about Accrued liabilities.

The Company recorded a $292 million and $130 million write-down to reflect the LCNRV of inventory as of September 30, 2023 and 2024, respectively, and a $178 million and $116 million decrease in the liability for losses on firm purchase commitments from year end to September 30, 2023 and 2024, respectively. As a result, the Company recorded a $114 million and $14 million charge to reflect both the LCNRV of inventory and losses on firm purchase commitments as of September 30, 2023 and 2024, respectively, in “Cost of revenues” in the Company’s Condensed Consolidated Statements of Operations.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	September 30, 2024
Land, buildings, and building improvements	$972	$1,068
Leasehold improvements	417	479
Machinery, equipment, vehicles, and office furniture	3,068	3,843
Computer equipment, hardware, and software	515	589
Construction in progress	698	416
Total property, plant, and equipment	5,670	6,395
Accumulated depreciation and amortization	(1,796)	(2,576)
Total property, plant, and equipment, net	$3,874	$3,819

Depreciation and amortization expense was $252 million and $248 million for the three months ended September 30, 2023 and 2024, respectively, and $655 million and $791 million for the nine months ended September 30, 2023 and 2024, respectively.

6. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2023		September 30, 2024
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate

Long-term debt
2026 Notes	2026	1,250	12.0%	1,250	11.9%
2029 Green Convertible Notes	2029	1,500	4.9%	1,500	4.9%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2026 Convertible Note (at fair value)	2026	—	—%	1,030	4.8%
Total long-term debt		4,475		5,505
Less unamortized discount and debt issuance costs		(44)		(37)
Long-term debt, less unamortized discount and debt issuance costs		$4,431		$5,468

ABL Facility
In April 2023, the Company amended and restated the credit agreement governing the ABL Facility. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit.

As of September 30, 2024, the Company had no borrowings under the ABL Facility and $134 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,366 million after giving effect to the borrowing base and the outstanding letters of credit. As of September 30, 2024, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of September 30, 2024, the

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
interest rate payable on the 2026 Notes was 11.4%, and the Company was in compliance with all covenants required by the 2026 Notes.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and September 30, 2024, the fair value of the 2026 Notes was $1,250 million and $1,259 million, respectively.

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and September 30, 2024, the fair value of the 2029 Green Convertible Notes was $2,110 million and $1,343 million, respectively.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and September 30, 2024, the fair value of the 2030 Green Convertible Notes was $2,121 million and $1,372 million, respectively.

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

The 2026 Convertible Note will automatically convert into shares of the Company’s Class A common stock on December 1, 2024 as all conversion conditions have been satisfied as of September 30, 2024. Half of the then outstanding principal amount will convert at a price of $10.8359 per share, and the remaining half will convert at a price per share of the Company’s Class A common stock based on the Company’s 45-trading day volume-weighted average price prior to the conversion date.

The 2026 Convertible Note is eligible for prepayment, either at the Company’s or Volkswagen’s option, of all outstanding principal and accrued and unpaid interest in June 2025 (if not earlier converted, and which date can be extended in accordance with the terms of the 2026 Convertible Note), with payment occurring no more than three months after June 2025. As the 2026 Convertible Note will automatically convert into shares of the Company’s Class A common stock on

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
December 1, 2024, this prepayment option will not apply. The 2026 Convertible Note contains a number of affirmative and restrictive covenants.

Upon issuance, the Company has made an irrevocable election to account for the 2026 Convertible Note as a single hybrid instrument under the Fair Value Option (“FVO”) in order to simplify the accounting of the embedded derivative that would otherwise require bifurcation. Under the FVO, the 2026 Convertible Note is initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date with the change in fair value recognized in “Fair value gain (loss) on convertible note, net” in the Condensed Consolidated Statement of Operations. Interest is accrued in “Interest expense” in the Condensed Consolidated Statement of Operations. The 2026 Convertible Note is classified within Level 3 of the fair value hierarchy because the valuation model incorporates significant inputs that are not observable in the market.

The change in fair value of the 2026 Convertible Note as of September 30, 2024 was as follows (in millions):

2026 Convertible Note
Proceeds received upon issuance	$1,000
Loss on issuance	140
Issue-date estimated fair value	1,140
Gain on change in fair value	(50)
Fair value as of June 30, 2024	1,090
Gain on change in fair value	(60)
Fair value as of September 30, 2024	$1,030

The excess fair value of the 2026 Convertible Note over the principal amount upon issuance was primarily driven by the excess of the Company’s Class A common stock price on the June 26, 2024 issuance date over the $10.8359 conversion price of the corresponding $500 million principal amount. The subsequent decreases in the fair value of the 2026 Convertible Note primarily resulted from the decrease in the Company’s Class A common stock price on the reporting dates June 30, 2024 and September 30, 2024 as compared to the issuance-date and June 30, 2024 Class A common stock price, respectively.

The following table presents the difference between the fair value and the unpaid principal balance of the 2026 Convertible Note as of September 30, 2024 (in millions):

	Fair Value	Unpaid Principal Balance	Fair Value Loss on Convertible Note, Net
2026 Convertible Note	$1,030	$1,000	$30

7. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2023	September 30, 2024
Payroll and related costs	$328	$161
Capital expenditures	263	260
Inventory	241	135
Other products and services	169	103
Other	144	228
Total accrued liabilities	$1,145	$887

During the nine months ended September 30, 2023 and 2024, we carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, we recognized $38 million and $40 million of costs related to employee termination

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
expenses during the nine months ended September 30, 2023 and 2024, respectively, and the remaining liability was not material as of September 30, 2024.

8. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and nine months ended September 30, 2023 and 2024. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

9. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employee directors, and consultants.

Stock option activity during the nine months ended September 30, 2024 was not material. The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2024:

	RSUs
	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	56	$22.36
Granted	72	$10.47
Exercised / Vested	(48)	$16.28
Forfeited / Cancelled	(12)	$19.49
Outstanding at September 30, 2024	68	$14.66
Vested and expected to vest at September 30, 2024	68	$14.66

The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Cost of revenues	$23	$6	$64	$46
Research and development	133	59	289	281
Selling, general, and administrative	86	46	253	211
Total stock-based compensation expense	$242	$111	$606	$538

Stock-based compensation expense decreased in the three and nine months ended September 30, 2024 primarily related to a reversal in the accrual of a previously recorded stock-based bonus expense.

As of September 30, 2024, the Company’s unrecognized stock-based compensation expense for unvested awards was $995 million, which is expected to be recognized over a weighted-average period of 5.1 years and 1.7 years for stock options and RSUs outstanding, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. RELATED PARTY TRANSACTIONS

Revenues

The Company recorded $401 million and $171 million for the three months ended September 30, 2023 and 2024, respectively, and $715 million and $742 million for the nine months ended September 30, 2023 and 2024, respectively, in revenues from Amazon.com, Inc. and its affiliates (“Amazon”), within “Revenues” in the Condensed Consolidated Statements of Operations, primarily related to the sale of EDVs. As of December 31, 2023 and September 30, 2024, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $6 million and $35 million, respectively. As of December 31, 2023 and September 30, 2024, contract liabilities related to these revenues, primarily related to extended service contracts, were $72 million and $110 million, respectively. Refer to Note 2 "Summary of Significant Accounting Policies" for more information about revenues.

Operating Expenses
The Company obtains data services, including hosting, storage, and compute, from Amazon. Expenses related to these services were $15 million and $25 million during the three months ended September 30, 2023 and 2024, respectively, and $46 million and $65 million during the nine months ended September 30, 2023 and 2024, respectively. As of December 31, 2023 and September 30, 2024, the unpaid amounts related to these services were not material.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company is involved in legal proceedings and evaluates other loss contingencies primarily comprised of supplier disputes, which can be, for example, a result of changing demand forecasts or design modifications, along with commercial litigation which may result in liabilities of the Company. Although the Company believes it has valid defenses with respect to these matters, as of December 31, 2023 and September 30, 2024, the Company recorded approximately $80 million and $140 million, respectively, for estimated probable losses related to these matters in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $295 million, or an excess of $155 million over the accrued liability recorded. The Company expects the majority of the matters to be resolved within the next 12 to 24 months.

12. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2023 and September 30, 2024, 960 million and 1,013 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2023 and September 30, 2024, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2023 and September 30, 2024, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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

	Three and Nine Months Ended September 30,
	2023	2024
Green Convertible Notes	75	149
2026 Convertible Note	—	83
Stock warrants	12	12
Stock options	62	61
RSUs, ESPP, and other stock-based awards	70	73
Total	219	378

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Numerator
Net loss attributable to Rivian	$(1,367)	$(1,100)	$(3,911)	$(4,003)
Net loss attributable to common stockholders, basic and diluted	$(1,367)	$(1,100)	$(3,911)	$(4,003)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	952	1,014	942	998
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	952	1,014	942	998

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.44)	$(1.08)	$(4.15)	$(4.01)

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

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining EVs, and accessories. Rivian creates innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are built in the United States and are sold directly to consumer and commercial customers. The Company provides a full suite of services that address the entire lifecycle of the vehicle and stay true to its mission to keep the world adventurous forever. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

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

During the nine months ended September 30, 2024, we produced 36,749 vehicles and delivered 37,396 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part II, Item 1A “Risk Factors," that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. The R1T, R1S, and EDV appear to resonate with customers based on positive responses to vehicles delivered and our historic order bank. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including our midsize platform (“MSP”). In the first quarter of 2024, we unveiled our new MSP which underpins our R2 and R3 product lines and offered the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in 2026. We believe the MSP will be foundational to Rivian’s long-term growth and profit potential. It positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as focus on reducing manufacturing complexity. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our in-house software stack, propulsion technology, network architecture, and vehicle electronics. In addition, the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. In the second quarter of 2024, we began offering our second generation R1 vehicles, which have been reengineered for more efficiency and higher performance. In the third quarter of 2024, we launched the Rivian pre-owned vehicle program which expands opportunities to gain new customers. Our future financial performance will also depend on our ability to offer services that deliver an intuitive, seamless, and compelling customer experience profitably.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but through our investments in marketing and our communication strategy, we expect to see substantial increases in brand awareness and for that to translate into more orders for our vehicles and, as a result, increase our base of Rivian customers. Marketing activities include brand campaigns, such as MSP and second generation R1 introduction events in the first and second quarter of 2024, respectively, community events, partnerships, and digital marketing. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives, offering leasing programs, offering the sale of Rivian pre-owned vehicles, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues or improve our financial performance.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In the first quarter of 2024, we announced that initial production of R2 will be at our Normal Factory and our expansion of production capacity to approximately 215,000 units of annual production. This shift of initial R2 production to our Normal Factory temporarily pauses construction of our planned future manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”) in order to focus on the expansion of our Normal Factory. Significant capital expenditures will be required to support the integration of R2 into our Normal Factory. Our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. Following the plant retooling upgrade during the second quarter of 2024, we have experienced improved manufacturing efficiencies. As the production ramp continues, we anticipate these benefits to reduce our cost per vehicle. As a result of the updates made to our Normal Factory during the plant retooling upgrade, we accelerated depreciation during the first and second quarter of 2024 and had higher overhead per unit costs due to lower production in the second quarter of 2024. We may incur impairments of our equipment in the plant if the utilization of our plant capacity does not increase in the future. The introduction of our second generation R1 vehicles has reduced material costs as a result of engineering design changes and improvements in supplier commercial terms. In addition, we expect to leverage previous technologies and platforms while growing sales and service infrastructure to support R2. Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our overall production volume, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, and management of our labor and logistics costs. Should we not achieve such cost reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. We believe our planned joint venture with Volkswagen Group (the “Rivian and VW JV”) announced in June 2024 reaffirms our strategy to vertically integrate our technology platform. The Rivian and VW JV, which remains subject to the parties entering into definitive agreements, is expected to substantially expand the market applications for our software and associated zonal electrical architecture.

Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network Direct Current fast charging sites (“Rivian Adventure Network”), and charging accessibility will be critical for supporting growth. During the first quarter of 2024, Rivian vehicles gained integrated access to over 15,000 Tesla Superchargers in the United States on the North American Charging Standard. We also plan to open up the Rivian Adventure Network to non-Rivian EVs in late 2024 allowing us to leverage the fixed costs associated with each charging site, which we expect will turn each charging site into a profit center over time and allows us to meet one of the key requirements for the government grants associated with expanding domestically manufactured fast chargers across the country. We have expanded our service centers and spaces to allow for enhanced product education and customer engagement. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale our ecosystem, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Convert our Customers to Subscribers of our Services. Services are a key part of our growth strategy. We offer a variety of services, including financing, leasing, insurance, vehicle maintenance and repair, charging, and FleetOS solutions that we believe will grow our revenues outside of vehicle sales. In addition, in the fourth quarter of 2024 we began offering Connect+, a subscription-based streaming and connectivity service, and expect to offer Rivian Autonomy Platform+, a premium expansion of automated driver assistance support, in the future. As we increase our base of Rivian customers and expand our services portfolio, we expect our customers to expand their usage of our service offerings over the full lifecycle of their vehicle ownership. We believe the services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, therefore improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of input materials (e.g., lithium and nickel) and product components (e.g., semiconductors). Any inability or unwillingness of our suppliers to deliver necessary input materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact our business. The imposition of tariffs and other trade barriers may make it more costly for us to import raw materials and product components for our vehicles. We have experienced and may continue to experience cost fluctuations and disruptions in supply of input materials and product components that could impact our financial performance. Given the supplier changes related to the introduction of new vehicle technologies to the R1 platform, which occurred during the second quarter of 2024, we believe our production ramp and rate in our Normal Factory may be limited by supply chain factors in the near-future. For example, during the third quarter of 2024, Rivian began experiencing a production disruption due to a shortage of a component within our Enduro motor system on the R1 and RCV platforms. As a result of this supply shortage, Rivian produced fewer vehicles during the third quarter of 2024. We are taking steps to address the shortage and the impact on production is continuing into the fourth quarter of 2024.

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

•Seasonality. Historically, the automotive industry has experienced higher revenues in the spring and summer months. Additionally, we typically expect delivery volumes of commercial vehicle sales to be less in the winter months, as customers shift their focus to making last mile deliveries during holidays, rather than incorporating more vehicles into their fleet. Despite typical seasonality, we expect to deliver additional EDVs during the fourth quarter of 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Revenues	$1,337	$874	$3,119	$3,236
Cost of revenues	1,814	1,266	4,543	4,606
Gross profit	(477)	(392)	(1,424)	(1,370)
Operating expenses
Research and development	529	350	1,469	1,239
Selling, general, and administrative	434	427	1,265	1,419
Total operating expenses	963	777	2,734	2,658
Loss from operations	(1,440)	(1,169)	(4,158)	(4,028)
Interest income	126	95	391	302
Interest expense	(55)	(87)	(147)	(237)
Fair value gain (loss) on convertible note, net	—	60	—	(30)
Other income (expense), net	2	1	4	(8)
Loss before income taxes	(1,367)	(1,100)	(3,910)	(4,001)
Provision for income taxes	—	—	(1)	(2)
Net loss	$(1,367)	$(1,100)	$(3,911)	$(4,003)

Production volume	16,304	13,157	39,691	36,749
Delivery volume	15,564	10,018	36,150	37,396

Comparison of the Three and Nine Months Ended September 30, 2023 and 2024

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except delivery volume)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Revenues	$1,337	$874	$(463)	(35)%	$3,119	$3,236	$117	4%

Delivery volume	15,564	10,018	(5,546)	(36)%	36,150	37,396	1,246	3%

Revenues decreased compared to the three months ended September 30, 2023 primarily due to a decrease in deliveries of 5,546 vehicles. A portion of the decrease was driven by timing of higher EDV deliveries in the third quarter of 2023 following the first quarter of 2023 line shutdown. The remaining portion of the decrease was driven in part from our production disruption causing a limited number of R1 variants being available for sale and a more challenging consumer environment. We also recognized $8 million in revenue for the sale of regulatory credits in the three months ended September 30, 2024, with no sales in the three months ended September 30, 2023.

Revenues increased compared to the nine months ended September 30, 2023 primarily due to an increase in deliveries of 1,246 vehicles, driven in part from our vehicle leasing program, an increase in repair and maintenance revenue, and sales of vehicle trade-ins. We also recognized $25 million in revenue for the sale of regulatory credits, compared to $34 million in the nine months ended September 30, 2023.

We expect to increase our non-vehicle revenue, including the sale of regulatory credits, over time.

Cost of revenues and gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except production and delivery volumes)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Cost of revenues	$1,814	$1,266	$(548)	(30)%	$4,543	$4,606	$63	1%
Gross profit	$(477)	$(392)	$85	18%	$(1,424)	$(1,370)	$54	4%

Production volume	16,304	13,157	(3,147)	(19)%	39,691	36,749	(2,942)	(7)%
Delivery volume	15,564	10,018	(5,546)	(36)%	36,150	37,396	1,246	3%

For the three months ended September 30, 2024, we incurred cost of revenues of $1,266 million, including $186 million of depreciation and amortization expense. Cost of revenues for the third quarter of 2024 improved primarily due to lower delivery volume. This was partially offset by an increase of $22 million of costs we do not anticipate being part of our long-term cost structure which was made up of cost of revenue efficiency initiatives primarily related to certain supplier liabilities incurred.

For the nine months ended September 30, 2024, we incurred cost of revenues of $4,606 million, including $599 million of depreciation and amortization expense. Cost of revenues for the nine months ended September 30, 2024 increased by $228 million of costs we do not anticipate being part of our long-term cost structure. This was made up of $158 million of cost of revenue efficiency initiatives primarily related to certain supplier liabilities incurred and $70 million of accelerated depreciation associated with the updates made to our Normal Factory during the plant retooling upgrade. This was offset by an improvement in in materials’ costs from our second generation R1 vehicles.

The Company recorded a $114 million and $14 million charge to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments for the nine months ended September 30, 2023 and 2024, respectively. The decrease in LCNRV write-downs of inventory and losses on firm purchase commitments is primarily due to an increase in projected positive-margin variants and a decrease in estimated materials’ costs for the projected negative-margin variants. We expect LCNRV write-downs of inventory and losses on firm purchase commitments to continue to decrease over time as we further reduce the cost to manufacture our products.

Gross profit losses decreased compared to the three months ended September 30, 2023 primarily due to lower delivery volume. Gross profit losses per unit increased primarily due to an increase in cost of revenue efficiency initiatives and smaller reduction in LCNRV of inventory and losses on firm purchase commitments described above.

Gross profit losses decreased compared to the nine months ended September 30, 2023 primarily due to reductions in materials’ costs per unit partially offset by an increase in cost of revenue efficiency initiatives and accelerated depreciation and smaller reduction in LCNRV of inventory and losses on firm purchase commitments described above.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Research and development	$529	$350	$(179)	(34)%	$1,469	$1,239	$(230)	(16)%

For the three months ended September 30, 2024, we incurred R&D expenses of $350 million, including $20 million of depreciation and amortization expense. R&D expenses decreased compared to the three months ended September 30, 2023, primarily due to a $74 million decrease in stock-based compensation expense primarily related to a reversal in the accrual of a previously recorded stock-based bonus expense and decreased grants, a $57 million decrease in engineering, design, and development costs and other related project costs primarily surrounding the R1 platform design and technology upgrades, and a $30 million decrease in depreciation and amortization.

For the nine months ended September 30, 2024, we incurred R&D expenses of $1,239 million, including $56 million of depreciation and amortization expense. R&D expenses decreased compared to the nine months ended September 30, 2023, primarily due to a $142 million decrease in engineering, design, and development costs and other related project costs primarily surrounding the R1 platform design and technology upgrades.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as further vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Selling, general, and administrative	$434	$427	$(7)	(2)%	$1,265	$1,419	$154	12%

For the three months ended September 30, 2024, we incurred SG&A expenses of $427 million, including $53 million of depreciation and amortization expense. SG&A expenses remained relatively flat compared to three months ended September 30, 2023, with a $40 million decrease in stock-based compensation expense primarily related to a reversal in the accrual of a previously recorded stock-based bonus expense offset by a $23 million increase in depreciation and amortization and a $17 million increase in sales and marketing expenses to support go-to-market operations.

For the nine months ended September 30, 2024, we incurred SG&A expenses of $1,419 million, including $158 million of depreciation and amortization expense. SG&A expenses increased compared to the nine months ended September 30, 2023, primarily due to a $76 million increase in depreciation and amortization, a $73 million increase in payroll and related expenses predominantly from an increase in service headcount, and $37 million increase in sales and marketing expenses to support go-to-market operations partially offset by a $42 million decrease in stock-based compensation expense primarily related to decreased stock-based bonus.

We plan to make continued investments in our facilities, go-to-market operations, and technology for our future operations.

Other income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Interest income	$126	$95	$(31)	(25)%	$391	$302	$(89)	(23)%
Interest expense	$(55)	$(87)	$(32)	58%	$(147)	$(237)	$(90)	61%
Fair value gain (loss) on convertible note, net	$—	$60	$60	nm	$—	$(30)	$(30)	nm
Other income (expense), net	$2	$1	$(1)	(50)%	$4	$(8)	$(12)	(300)%

*nm-not meaningful

Interest income decreased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to lower average cash equivalents and short-term investments.

Interest income decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower average cash equivalents and short-term investments partially offset by higher interest rates.

Interest expense increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to the issuance of the Green Convertible Notes in 2023 and higher interest rates. See Note 6 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Fair value gain (loss) on convertible note, net reflects the issuance and subsequent mark-to-market valuations of the 2026 Convertible Note issued in the three months ended June 30, 2024. See Note 6 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of September 30, 2023 and 2024, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2023	September 30, 2024
Cash and cash equivalents	$7,857	$5,396
Short-term investments	1,511	1,343
Availability under ABL Facility	1,100	1,366
Total liquidity	$10,468	$8,105

In May 2024, we entered into a REV Tax Credit Agreement with the State of Illinois acting by and through the DCEO in which we agreed to renovate and expand our existing manufacturing operations at our Normal Factory (the “Project”), make capital expenditures of at least $1.5 billion by December 31, 2029, create new full-time jobs, and also to retain a number of existing full-time jobs in Illinois. As consideration for and as a condition to the commitments defined within the agreement, we are eligible for an incentives package valued at up to $827 million, including tax credits and exemptions, and grants to offset eligible costs of the Project. Tax credits will be eligible for issuance for an initial period of 15 years, with an opportunity for an additional fifteen-year extension. In October 2024, we received $75 million in connection with this agreement.

In June 2024, we issued $1.0 billion principal amount of a 2026 Convertible Note in a private placement pursuant to, and governed by, a convertible promissory note purchase agreement dated June 25, 2024, between the Company and Volkswagen Group. The 2026 Convertible Note will automatically convert into shares of the Company’s Class A common stock on December 1, 2024 as all conversion conditions have been satisfied as of September 30, 2024. Half of the then outstanding principal amount will convert at a price of $10.8359 per share, and the remaining half will convert at a price per share of the Company’s Class A common stock based on the Company’s 45-trading day volume-weighted average price prior to the conversion date. See Note 6 “Debt” to the condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Convertible Note. In addition, we expect to receive an additional approximately $4.0 billion from Volkswagen Group comprised of approximately $2.0 billion of direct equity investment which is expected to take place in at least two tranches of $1.0 billion currently expected in 2025 and 2026, subject to the achievement of certain milestones and obtaining relevant regulatory clearances, priced based on the 30-trading day volume-weighted average price of our Class A common stock prior to the date of investment, and approximately $2.0 billion related to the planned Rivian and VW JV, which is expected to be split between a payment to us at the inception of the Rivian and VW JV, currently expected to occur in the fourth quarter of 2024, and a loan expected to be made available to one of our subsidiaries in 2026, subject to customary financing conditions. The Rivian and VW JV is subject to the parties’ entrance into definitive agreements and there can be no assurance that any related regulatory approvals, conditions, or milestones associated with the remaining anticipated investments or financing by Volkswagen Group will be achieved. The planned additional investments by Volkswagen Group and our current cash, cash equivalents, and short-term investments are expected to provide the capital to fund our operations through the ramp of R2 in our Normal Factory as well as the launch and ramp of MSP in our Stanton Springs North Facility. In addition, we anticipate incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities with the Rivian and VW JV.

We have generated significant losses from operations, as reflected in our accumulated deficit of $18,558 million and $22,561 million as of December 31, 2023 and September 30, 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, and our service and retail network.

As of December 31, 2023, our non-cancellable commitments are disclosed in Note 5 “Inventory and Inventory Valuation”, Note 7 "Leases", Note 8 “Debt”, and Note 14 "Commitments and Contingencies" to the consolidated financial statements in our Form 10-K. As of September 30, 2024, our non-cancellable commitments are disclosed in Note 4 “Inventory and Inventory Valuation", Note 6 “Debt”, and Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

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

Cash Flows

	Nine Months Ended September 30,
(in millions)	2023	2024
Net cash used in operating activities	$(3,759)	$(2,899)
Net cash used in investing activities	$(1,908)	$(594)
Net cash provided by financing activities	$1,509	$1,032

Operating Activities
Net cash used in operating activities decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by higher build up of inventory levels in the prior year partially offset by lower accounts payable.

Investing Activities

Net cash used in investing activities decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by higher maturities of short-term investments partially offset by purchases of short-term investments. During the nine months ended September 30, 2024, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was primarily driven by proceeds from the issuance of the 2029 Green Convertible Notes. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily driven by the 2026 Convertible Note.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit or equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2023 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

During the nine months ended September 30, 2024, we issued the 2026 Convertible Note. As we have elected the fair value option, the 2026 Convertible Note’s fair value is subject to market risk and will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. A hypothetical 10% change in our Class A common stock price would impact the fair value of the 2026 Convertible Note by approximately $50 million. In addition, as the 2026 Convertible Note has a fixed annual interest rate, we have no interest expense exposure associated with changes in interest rates; however, the 2026 Convertible Note fair value is impacted as interest rates change and will generally increase as interest rates fall and decrease as interest rates rise. A hypothetical 100 basis point change in interest rates would impact the fair value of the 2026 Convertible Note by an amount that is not material. See Note 6 “Debt” to the condensed consolidated financial statements included in this Form 10-Q for more information on the 2026 Convertible Note.
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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are involved in, or may in the future be involved in, legal proceedings, claims or government investigations in the ordinary course of business relating to, among other things, commercial matters and contracts, intellectual property, labor and employment, discrimination, false or misleading advertising, regulatory matters, competition, pricing, tax, consumer rights/protection, torts/personal injury, real estate, property rights, data privacy/data protection, and securities.

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

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On August 2, 2023, the court granted the motion to intervene in this suit filed by the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County. On January 2, 2024, the court granted defendants’ motions to dismiss, and on January 30, 2024 Plaintiffs filed a Notice of Appeal. By Order dated September 30, 2024, the Georgia Court of Appeals affirmed the Morgan County Superior Court’s Order of dismissal and on October 21, 2024 Plaintiffs-Appellants filed a Petition for Writ of Certiorari to the Supreme Court of Georgia. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. The State of Georgia has moved to dismiss or transfer this suit. By Order dated April 4, 2024, the Court granted the parties’ Joint Motion to Stay Proceedings. Although Rivian New Horizon is not a party to either of these lawsuits nor are any of its direct or indirect parents or subsidiaries, there is a possibility that Rivian New Horizon could become a party to the proceedings or that these suits or their outcomes could affect the timing and/or construction of the planned Stanton Springs North Facility.

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated October 4, 2024 the action is stayed through February 28, 2025.

•On May 31, 2024 an alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-04566) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. We believe the alleged stockholder’s claims are meritless and intend to vigorously defend against this lawsuit.

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

We have incurred net losses since our inception, including net losses of $3,911 million for the nine months ended September 30, 2023 and $4,003 million for the nine months ended September 30, 2024. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles and services, our ability to maintain strong demand and to align production with such demand, our ability to maintain the average selling prices for our vehicles, and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Any failure to adequately increase revenues or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays or cutbacks in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, interest rate changes, and global conflicts or other geopolitical events. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. Any additional indebtedness we incur would result in increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, and the sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of customers and maintaining strong demand for our vehicles. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of customers and maintaining strong demand for our vehicles and the associated services we provide and may in the future provide to our customers. We offer our customers the ability to make reservations for the R1T and R1S in the United States and Canada with deposits from $500-$3,000. Deposits paid to reserve certain R1T and R1S configurations are cancellable by the customer for a period of time prior to lease or purchase. We have experienced, and may in the future experience, customer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. When we launched and began selling our R1 vehicles, we generated a large order bank of reservations. In 2023, the increased volume of produced and delivered R1 vehicles and increased order cancellation rate has notably reduced this R1 vehicle order bank. For 2024, we expect our total deliveries to be both derived from our existing order bank as well as new orders generated during the year. In addition, our current rate of new orders for our R1 vehicles must improve to meet our delivery targets, and there is no assurance that we will be able to adequately increase new orders to meet these targets. In the first quarter of 2024, we unveiled our new midsize platform (“MSP”) which underpins our R2 and R3 product lines and offered the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in 2026. To support demand generation, we are in the process of implementing new capabilities, such as expanding our spaces, expanding our demonstration drives, offering leasing programs, offering the sale of Rivian pre-owned vehicles, and building our sales and marketing team, technology, and infrastructure, which increases our costs and adversely impacts our profitability. Additionally, we have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.

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

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we are competing for sales with both EV manufacturers and traditional automotive companies, including those who have or have announced consumer and commercial vehicles that may be directly competitive to ours, as well as pre-owned vehicle dealers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased global sales volume, government incentives, launch of new variants, discounts and incentives, and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the significant volatility in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. In addition, the existence of our commercial relationship with Amazon, notwithstanding the recent amendment to our commercial agreement with Amazon, coupled with its significant holdings of our securities, and the fact that sales of RCVs to certain last-mile delivery customers and certain customers in the retail industry require Amazon’s consent, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

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

We have entered into and may from time to time consider entering into additional strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. However, there are no assurances that we will be able to identify or secure suitable alliances in the future or that we will be able to maintain such alliances, which could impair our overall growth. If we announce any proposed strategic alliance, but are unable to close such proposed transaction, we may suffer negative publicity and it may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, these alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party. For example, in June 2024, we announced with Volkswagen Group the intention to establish a new joint venture electrical architecture and software technology company (the “Rivian and VW JV”) with the focus on software, electric control units, and related network architecture design and development. The planned joint venture is subject to entering into final binding agreements and there can be no assurance that such condition will be met. In connection with this partnership, the Volkswagen Group intends to make an additional investment of up to $4.0 billion, comprised of approximately $2.0 billion of direct equity investment which is expected to take place in at least two tranches of $1.0 billion currently expected to occur in 2025 and 2026, subject to the achievement of certain milestones and obtaining relevant regulatory clearances, and approximately $2.0 billion related to the planned Rivian and VW JV, which is expected to be split between a payment to us at the inception of the Rivian and VW JV, currently expected to occur in the fourth quarter of 2024, and a loan expected to be made available to one of our subsidiaries in 2026, subject to customary financing conditions, and there can be no assurance that any such conditions will be met. If the Rivian and VW JV is completed, there can be no assurance that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities. The conversion of our unsecured convertible promissory note due June 2026 (“2026 Convertible Note”) issued to Volkswagen Group into shares of Class A common stock, which will automatically occur on December 1, 2024, or Volkswagen Group’s proposed additional equity investments in us, could dilute the ownership interests of existing stockholders.

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

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. Our initial deliveries for the R1T and R1S were delayed, and our production ramp took longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. For example, we had a planned shutdown in April 2024 to implement product and technology enhancements and upgrades, which impacted our production. There can be no assurance that any future planned shutdown will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. Any delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints. More recently, Rivian began experiencing a production disruption during the third quarter of 2024 due to a shortage of a component within our Enduro motor system on the R1 and RCV platforms. As a result of this supply shortage, Rivian produced fewer vehicles during the third quarter of 2024. We are taking steps to address the shortage and the impact on production is continuing into the fourth quarter of 2024.

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

Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. For example, in the past, impacts from COVID-19, including associated variants, and the ongoing military conflict between Russia and Ukraine, caused disruptions to and delays in our operations. These included shortages and delays in the supply of certain parts, materials, and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays resulted in higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. In addition, if a supplied vehicle component becomes the subject of a field action, including a product recall, we may be required to find an alternative component, which could increase our costs, cause vehicle production delays, and subject us to costly litigation surrounding the component. There are also increasing expectations that companies monitor the environmental and/or social performance of their supply chains, including suppliers’ compliance with a variety of labor practices. Such expectations have resulted in enhanced regulatory and other stakeholder scrutiny of companies and suppliers in our industry. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions or suppliers altogether. Our failure to comply or our suppliers’ failure to comply may result in a variety of adverse impacts, including reputational damage, potential liability, or a denial of import for various components. In some cases, we may not be able to find alternative suppliers on acceptable terms or for the quantities that we need. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

Additionally, our products contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. For example, during the third quarter of 2024, Rivian began experiencing a production disruption due to a shortage of a component within our Enduro motor system on the R1 and RCV platforms. As a result of this supply shortage, Rivian produced fewer vehicles during the third quarter of 2024. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

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

A significant portion of our revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon.com, Inc. (together with its affiliates, “Amazon”) is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 14.8% of our voting power as of September 30, 2024.

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

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and work stoppages, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, we have experienced several fires at our Normal Factory. While these events were quickly contained and resulted in minimal damage and production delay, we cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay.

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

Advanced driver assistance technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology. Our vehicles also may not achieve the requisite level of advanced driver assistance required for certification in applicable jurisdictions. With this dynamically shifting regulatory environment, there is a risk that we may not satisfy regulatory requirements, in which case we may be required to redesign, modify, or update our advanced driver assistance hardware and related software systems. In addition to regulatory changes, increasing demand for engineering talent in the artificial intelligence industry may cause disruption in the development of our advanced driver assistance technology and, coupled with disruptive new hardware technologies emerging year over year, may impact our long-term roadmap. We may also fail to deliver the level of advanced driver assistance systems that customers expect from vehicles in our class. Any of the foregoing could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions and an increased risk of disruption to operations. In November 2023, the The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) announced its intention to seek to unionize over a dozen auto manufacturers, including Rivian. In recent months, the UAW has reached new agreements with other automakers with substantial increases to compensation for union employees and employees at a previously non-unionized automobile manufacturer recently voted to be represented by the UAW. If any of our employees decide to join or seek recognition to form a labor union, or if we are required to become a union signatory, we could be subject to risks as we engage to finalize negotiations with any such union, including substantial distraction from our business, potential work slowdowns or stoppages, delays and increased human capital related costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product variants based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets. Our production levels also depend on our ability to obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenues from period to period may fluctuate due to seasonality. For example, in the fourth quarter of 2023, Amazon limited the intake of EDVs during its peak holiday delivery period, resulting in a more significant gap between production and deliveries in the fourth quarter relative to prior periods. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our vehicles, changes in interest rates, impairment of long-lived assets, macroeconomic conditions, both nationally and locally, negative publicity relating to our vehicles, changes in consumer preferences and competitive conditions, investment in expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements contain or may contain restrictive covenants that may limit our operating flexibility.

As of September 30, 2024, our total principal amount of outstanding indebtedness was $5,475 million. As of September 30, 2024, we had no borrowings under our senior secured asset-based revolving credit facility (“ABL Facility”) and $134 million of letters of credit outstanding. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

In addition, the credit agreement governing the ABL Facility and the indenture governing the 2026 Notes contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) and the convertible promissory note purchase agreement governing the 2026 Convertible Note also contain certain similar restrictive covenants, some of which, however, are less restrictive than the covenants under the ABL Facility and the indenture governing the 2026 Notes. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate the credit agreement governing the ABL Facility or any future debt agreements, if applicable, which may limit our operating flexibility. In addition, the ABL Facility and the 2026 Notes are secured by substantially all of the assets of Rivian Holdings, LLC and its subsidiaries (however if the Fixed Asset Release Date (as defined in the credit agreement governing the ABL Facility) occurs, the ABL Facility will be secured only by certain assets until we incur certain other indebtedness that would require the grant of certain security interests) and requires us to satisfy certain financial covenants. Noteholders of our 2029 Green Convertible Notes and 2030 Green Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes or the 2030 Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. The 2026 Convertible Note is expected to automatically convert into shares of Class A common stock in accordance with the terms thereof on December 1, 2024. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these various financial covenants, pay the principal and interest when due under our debt agreements or repurchase the 2029 Green Convertible Notes or the 2030 Green Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

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

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, on March 6, 2024, the Securities and Exchange Commission (“SEC”) issued final rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The SEC’s new climate disclosure rules, while currently subject to litigation, may ultimately require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. In addition, we expect to be subject to California’s recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims relating to corporate operations or products. The future of the California climate disclosure laws is currently uncertain, as two of the three California laws are subject to ongoing litigation, and the third is subject to proposed legislative amendments. Similarly, we expect to be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU directives or EU and EU member state regulations, or various disclosure requirements on various sustainability topics, including climate change, biodiversity, workforce, supply chain, and business ethics. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 40.3% of the voting power of our outstanding capital stock and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 8.6% of the voting power of our outstanding capital stock but 2.4% of the total shares of common stock outstanding.

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

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary in the market and in our industry and available in the current insurance market. We place our insurance coverage with financially sound carriers per AM Best, a credit rating agency for the insurance industry, and in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention and coverage. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific risk. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Coverage for a risk may not be certain and subject to insurers reservation of rights based on notable terms, conditions, and/or exclusions. For example, we have sought insurance coverage in connection with litigation or other legal proceedings. Certain of our carriers have issued denials of coverage and reservations of rights in connection with currently-pending litigation and may do so with respect to future claims, litigation or other legal proceedings. We are currently involved in, and in the future may be involved in, legal disputes regarding insurance coverage. Losses that are not covered by insurance may be substantial and/or unpredictable and may adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us, such as product recall insurance, or, if available, may be at a significantly higher cost, such as earthquake insurance, based on insurance market conditions, our specific industry, and/or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy, which can result in the assumption of greater risks to offset insurance market fluctuations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

On August 16, 2024, Claire McDonough, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 348,813 shares of the Company’s Class A common stock. Ms. McDonough’s Rule 10b5-1 trading arrangement is scheduled to expire no later than August 29, 2025. Except for the foregoing, during the three months ended September 30, 2024, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: November 7, 2024		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: November 7, 2024		(Principal Financial Officer and Principal Accounting Officer)