Form 10-K
period 2024-12-31
Rivian Automotive, Inc. / DE
filed 2025-02-24
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.2 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. For purposes of such calculation, the registrant has assumed that all outstanding shares of common equity are held by non-affiliates, except for shares held by each of the registrant’s executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over the registrant. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of the registrant, or that there are not other persons who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2025, 1,122,889,465 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Form 10-K.

RIVIAN AUTOMOTIVE, INC.

FORM 10-K
TABLE OF CONTENTS

RIVIAN AUTOMOTIVE, INC.
Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth, regulatory and political environment, and objectives relating to our climate commitment, and our objectives for future operations.

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2024 and other important factors discussed in this report and from time to time in our other filings with the SEC. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.
•Our future success depends on growing the sales of our commercial vehicles and securing additional commercial agreements with businesses.
•The automotive market is highly competitive, and we may not be successful in competing in this industry.
•Our future growth is dependent on the demand for, and upon customers’ willingness to adopt, EVs.
•We are subject to risks associated with our joint venture with the Volkswagen Group.

RIVIAN AUTOMOTIVE, INC.
•We may be subject to risks associated with additional strategic alliances or acquisitions.
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
•We are dependent on our existing vendors and suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.
•We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenues and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow the Company, we may not be able to produce, market, service and sell (or lease) our vehicles, software and services successfully.
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
•The unavailability, reduction or elimination of government and economic incentives and credits could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
•Breaches in data security, failure of Technology Systems, cyber-attacks or other security or privacy-related incidents affecting us or our vendors and suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.
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
•We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of facilities to support R2 in our Normal Factory and our Stanton Springs North Facility.
•Our business could be adversely affected by trade tariffs or other trade barriers.
•We are subject to substantial and evolving regulation and unfavorable changes to, or our failure to comply with, these regulations could have a material adverse effect our business, prospects, financial condition, results of operations, and cash flows.
•Increasing scrutiny and changing requirements, attitudes or expectations from global regulators, our investors, consumers, employees, and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

PART I

Item 1. Business

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining electric vehicles (“EVs”) as well as software and services that address the entire lifecycle of the vehicle. The Company creates innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are built in the United States and are sold directly to consumer and

RIVIAN AUTOMOTIVE, INC.
commercial customers. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

We believe our competitive advantage stems from our product and brand differentiation through vertically integrated technologies as well as our direct-to-customer sales and service model. These technologies include our zonal network architecture and associated in-vehicle electronic control units, full vehicle software stack, in-house autonomy platform, and propulsion platform. Product performance benefits from the ability to fully control and continually enhance virtually every aspect of our vehicle’s software, digital experience, and driving dynamics. We believe this capability is increasingly being recognized by customers and has helped Rivian earn some of the industry’s most coveted owner experience awards.

Our zonal network architecture and software stack serves as the basis for the recently formed Rivian and VW Group Technology, LLC (the “Joint Venture”). We expect the Joint Venture to develop industry-leading software-enabled features and capabilities to address global markets and segments across a variety of vehicle platforms.

Rivian also offers an integrated set of software and services that span across the entire purchase and ownership process. These services include remarketing, vehicle repair and maintenance, charging, software subscriptions, financing, insurance, and more. Interconnected by our data and analytics backbone, our services are designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

During the three months ended December 31, 2024, in conjunction with growth in revenues from software and services and establishing Rivian and VW Group Technology, LLC, there was a change in the composition of the Company’s segments. As a result of this change, the Company analyzes the results of the business through the following reportable segments: Automotive and Software and Services.

Our Products and Services

Automotive Segment

Consumer Vehicles

We launched our consumer vehicle business with the R1 platform consisting of two vehicles: the R1T, a two-row, five-passenger pickup truck, and the R1S, a three-row, seven-passenger sport utility vehicle (“SUV”).

The R1T and R1S are equipped with Rivian-designed technology including a zonal network architecture, electric powertrains, chassis, Rivian Autonomy Platform, and digital user experience management. These technologies can continuously improve and expand functionality through cloud-enabled over-the-air (“OTA”) updates.

The R1T and R1S introduced our brand to the world and serve as our flagship vehicles as we continue to expand our offerings. We have also announced plans to manufacture our midsize platform (“MSP”) which underpins the R2 and R3 product lines. MSP is expected to address global market segments and is designed to build upon our industry-leading technology platform as well as our focus on reducing manufacturing complexity and improving cost efficiency.

R2 is Rivian’s all-new midsize SUV delivering a combination of performance, capability and utility in a five-seat package optimized for big adventures and everyday use. The interior is designed for ease-of-use, while being uniquely Rivian through a combination of inviting design and premium, sustainable materials that are easy to clean. We believe R2 and our midsize platform will be foundational to Rivian’s long-term growth and profit potential. It positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, Rivian Autonomy Platform, network architecture, and vehicle electronics. We expect to start production of the R2 in the first half of 2026.

R3 is a midsize crossover that is tidy on dimensions but delivers big in terms of performance, off-road capability, passenger comfort, and storage. R3X is a performance variant of R3 offering even more dynamic abilities both on and off road. The design of the exterior and interior of R3 are inviting and iconic. R3 demonstrates the scalability of Rivian’s brand across different form factors while continuing to be immediately recognizable.

Commercial Vehicles

RIVIAN AUTOMOTIVE, INC.

We launched the Rivian Commercial Van (“RCV”) platform which underpins the Electric Delivery Van (“EDV”) variant, designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. There are over 20,000 commercial vans on the road and in 2024, Amazon’s vans from Rivian delivered more than 1 billion packages to customers in the United States. In addition to the EDV variant, we are beginning to sell RCV variants of the commercial van to customers beyond Amazon. The EDV and RCV are long-range, electric commercial step-in vans designed for large scale production and deployment in a centrally-managed fleet. Amazon has ordered an initial volume of 100,000 EDVs globally, subject to modification.

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

Automotive Regulatory Credits

We earn tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy, and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

Software and Services Segment

Complementing our vehicles, we provide a suite of value-added services which we expect to continue to generate long-term brand loyalty while also creating a recurring revenue stream across the vehicle lifecycle. These services include vehicle electrical architecture and software development services provided by the Joint Venture, remarketing, vehicle repair and maintenance, charging, software subscriptions, vehicle accessories, financing, insurance, and more, as described below.

•Joint Venture. Rivian and Volkswagen Group have formed an equally-owned Joint Venture as a separate legal entity to create next-generation electrical architecture and best-in-class software technology. The Joint Venture is intended to focus on software, electronic control units (“ECU’s), and related network architecture design and development, with Volkswagen Group planning to utilize Rivian’s zonal ECU architecture and software stack across multiple brands. The Joint Venture’s financial results are consolidated within our Software and Services segment, but the Joint Venture is a separate legal entity with its own management and board of directors. See Note 19 "Variable Interest Entities" to our consolidated financial statements included in this Form 10-K for more information.

•Remarketing. When purchasing a Rivian, we offer customers the opportunity to trade in their current vehicle. We also sell used Rivian vehicles directly to customers on our website.

•Vehicle Repair and Maintenance. We offer technology-enabled vehicle repair and maintenance experiences for our customers. Our service network consists of physical service centers as well as mobile service vehicles. In addition to the vehicle service network, we work with partner collision centers and supply them with the parts they need for work on Rivian vehicles.

•Charging. We design, develop, manufacture, and operate the Rivian Adventure Network Direct Current fast chargers (the “Rivian Adventure Network”) at sites across North America. Our solutions are designed to be cost effective and aim to deliver clean energy to our customers while offering a convenient and seamless charging experience. In the fourth quarter of 2024, we began opening up the Rivian Adventure Network to non-Rivian EVs allowing us to increase the utilization of our network.

•Software Subscriptions. Across our consumer and commercial vehicles, we offer value added software subscriptions. All consumer vehicles come standard with connectivity features such as over-the-air updates, live navigation, remote vehicle commands, tethering, and a basic Alexa package. In addition, we offer Connect+ which brings enhanced

RIVIAN AUTOMOTIVE, INC.
media, connectivity, and live security to our Rivian vehicles. Customers can pay a monthly recurring payment or a discounted annual payment for Connect+.

Alongside our commercial vehicles, we offer FleetOS, our proprietary, end-to-end centralized fleet management subscription platform. It encompasses vehicle distribution, service, telematics, software services, charging, connectivity management, driver+ and lifecycle management. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data, driving us towards industry-leading TCO, safety and fleet utilization.

Building upon this foundation, Rivian is also working to seamlessly integrate into existing systems and processes through strategic ecosystem partners (and direct when appropriate). Commercial customers can then leverage these cloud-based, end-to-end capabilities, to increase fleet uptime, optimize vehicle performance, and reduce TCO without disrupting day-to-day operations.

•Other Services. We also offer a range of services which we believe create convenience for our customers and allow them to stay within the Rivian ecosystem throughout their purchase and ownership experience. These include our insurance and financing offerings which are created in conjunction with third parties but offered through the Rivian purchase process. In addition, we operate the Rivian Gear Shop offering customers a range of vehicle and non-vehicle accessories including our adventure gear.

Manufacturing

We currently manufacture all vehicles on the R1 and RCV platforms at our manufacturing facility in Normal, Illinois (“Normal Factory”), which is equipped to produce up to 150,000 vehicles annually when the equipment is operated at full rate and on multiple shifts. This annual installed capacity is approximately 85,000 vehicles for the R1 platform and 65,000 vehicles for the RCV platform. In 2025, we plan to prepare for our initial production of R2 in the first half of 2026, which will expand annual production capacity. Following this capacity increase, the annual installed capacity split is expected to be up to 155,000 R2 vehicles, 85,000 R1 vehicles, and 65,000 RCV vehicles, with a total plant capacity capped at 215,000 annual units, allowing us to optimize production among the R2, R1, and RCV platforms at our Normal Factory. Additionally, we are planning to shut down our Normal Factory for approximately one month in the second half of 2025 to integrate key elements of our manufacturing process in preparation for the R2 launch, which will temporarily impact our overall production.

We are planning to construct a second manufacturing facility near the city of Social Circle, Georgia (“Stanton Springs North Facility”) to support demand from the United States and international markets with an anticipated capacity to produce 400,000 vehicles annually. We plan to build the plant in two phases, each consisting of 200,000 units of annual capacity. In each phase we expect to produce vehicles on our midsize platform, including the R2 and R3. We expect to begin construction in 2026 and start production on the first manufacturing line in 2028.

Vertical integration is core to our product development and manufacturing processes. We design and develop a variety of components in the vehicle including the electric motors, gearboxes, inverters, battery packs, vehicle electronics, and chassis systems. This vertical integration is expected to continue to allow Rivian to reduce costs in manufacturing our vehicles.

Supply Chain

We work closely with hundreds of suppliers across the globe to procure raw materials and product components to bring our vehicles to market.

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

Our products contain thousands of raw materials and product components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. To mitigate risks related to sole-sourcing, we seek to qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to supply chain disruptions, including carrying buffer inventory levels when possible. Despite these actions, we have faced, and continue to face, various manufacturing-related product component shortages, particularly as suppliers strive to adjust to our dynamic build plan. Given the global nature of our supply chain, we also face risks relating to the imposition by the United States of tariffs on foreign imports.

RIVIAN AUTOMOTIVE, INC.

Battery raw materials, including lithium, nickel, graphite, and cobalt, represent one of the most vulnerable parts of our supply chain. Timelines for these upstream materials are notably longer and more variable than the downstream supply chain due to factors outside of our control, including permitting under applicable regulations and rules, estimation of capital requirements, reliance on overseas equipment and plant, sufficient infrastructure capacity, intellectual property/know-how concentration, competition for supply, price volatility, and variability between mineral resources which inhibits standardization of production processes and industry specifications. For more information on our access to raw materials, see Part I, Item 1A. Risk Factors.

Seasonality

Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we generally expect delivery volumes of commercial vehicle sales to be less in the winter months as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet, which could result in higher finished goods inventory levels during this period. We delivered more EDVs than seasonally typical during the fourth quarter of 2024 and as a result expect to deliver more limited volumes, resulting in higher finished goods inventory, in the first quarter of 2025.

Competition

We aspire to drive meaningful change in the world’s transition to sustainable mobility. We believe the primary competitive factors in our markets are talent and culture, technological innovation, product performance and quality, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency.

Our competition includes the millions of traditional internal combustion engine (“ICE”) vehicles and EVs sold each year in the consumer and commercial markets. Our competitive set also represents our total addressable market, which we aim to target over the long term with an expanded product portfolio in our current and future geographies.

As we participate across the spectrum of the consumer and commercial value chain, our competition extends beyond providers that operate in the capacity of an original equipment manufacturer or dealer. Downstream competitors include a collection of third parties such as vehicle remarketers, vehicle repair and maintenance, charging, and software providers, and traditional fleet management companies.

Across the automotive value chain, we believe our vertically-integrated business model and technology platform, focus on customer experience, direct-to-customer relationships, and ability to efficiently launch multiple vehicle platforms position us to compete effectively.

Regulatory

Environmental, Health and Safety Matters

Certain of our operations, properties, and products are subject to stringent and comprehensive federal, state, and local laws and regulations governing matters related to product safety, environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.

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

RIVIAN AUTOMOTIVE, INC.
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

•EPA Certificate of Conformity and California Executive Order. The Clean Air Act requires that we obtain both an EPA-issued Certificate of Conformity and a California Air Resources Board (“CARB”)-issued Executive Order with respect to emissions for our vehicles, and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The R1T, R1S, EDV, and RCV (where applicable) have received EPA Certificates of Conformity and California Executive Orders for the applicable model years.

Beginning with model year 2026, additional warranty, durability, and other “zero-emission vehicle (“ZEV”) assurance measures” will be required for vehicles certified to Advanced Clean Cars Two (“ACCII”) standards and sold in California and those states adopting ACCII. Rivian expects to fully comply with these standards.

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

RIVIAN AUTOMOTIVE, INC.
Emission Credit Programs

As a manufacturer devoted to the design, development, and production of all-electric, battery-powered vehicles, we generate credits from regulatory standards that we can monetize through sale to other manufacturers. For example, in connection with the delivery and placement into service of our ZEVs in California and other states that have adopted the California standards applicable to light-duty and medium-duty vehicles, we have earned and will continue to earn tradeable Advanced Clean Cars and Advanced Clean Trucks (“ACT”) credits and California greenhouse gas (“GHG”) credits that can be monetized.

In addition to state level credits, the EPA and NHTSA also set minimum GHG emissions and CAFE standards applicable to light- and medium-duty vehicles. These federal regulations require that manufacturers of light- and medium-duty vehicles meet minimum standards pertaining to GHG emissions and fuel economy based on a vehicle’s footprint or overall dimensions. As an early manufacturer of heavy-duty ZEVs at scale, we expect to generate substantial GHG and CAFE credits, and to benefit financially from these regulations. In addition, in 2022, the EPA reinstated California’s ability to establish its own vehicle emission standards in lieu of the federal standards and to set ZEV requirements. California regulators have since extended the ZEV portion of the Advanced Clean Cars rule for model years 2026 through 2035 and have been considering potential further amendments. These standards, which have also been adopted by “Section-177” states, provide additional credit generating opportunities beyond the federal programs for Rivian through potential sales of those credits by the Company.

Rivian will continue to earn federal GHG credits in Canada in 2025. Provincial ZEV credits will also be generated in British Columbia and Quebec. The new United States presidential administration has begun efforts to review and possibly modify vehicle-related environmental standards. Rivian is preparing for possible changes to regulatory programs, including those programs that yield regulatory credits.

In 2024, Rivian recognized $325 million from sales of regulatory credits earned for model years 2022 and 2023. Subject to regulatory changes, Rivian expects to continue to recognize revenue in 2025 from credits earned for model years 2022 through 2024 as regulatory agencies approve compliance reports.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. As of December 31, 2024, 25 states and the District of Columbia permit Rivian, as a manufacturer of motor vehicles, to obtain a dealer license to conduct vehicle sales, provided we meet certain requirements. Once licensed in one or more of these 25 states, we may sell our vehicles to any consumer in the United States as a matter of interstate commerce. Rivian currently has dealer licenses to sell vehicles directly in thirteen states and has pending applications in another three states. Twenty-five states restrict our ability to obtain a dealer license to sell within those states. To sell vehicles to residents of states where we do not have a license or are unable to be licensed due to our status as a manufacturer, we must conduct the sale out of state over the internet or telephonically.

Automobile Manufacturer Regulation in Canada

Our vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including Transport Canada and Environment Canada, and we have obtained these required national regulatory certifications to enable sales in Canada. Unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and service, however, we must obtain the necessary provincial licenses to enable sales and service in each location. We have these licenses in British Columbia, Ontario, and Quebec and are in the process of obtaining the remaining licenses in the other provinces of Canada.

Federal and State Incentives in the United States
As of December 31, 2024, incentives in the United States included:
•United States Federal Tax Credits. The Qualified Plug-In Electric Drive Motor Vehicle Tax Credit program instituted by the United States government provides a tax credit of up to $7,500 for the purchase of new qualified plug-in electric drive motor vehicles. In August 2022, Congress modified section 30D (“30D”) of the Internal Revenue Code of 1986 (the “Code”) by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. Eligibility for the 30D tax credit is also

RIVIAN AUTOMOTIVE, INC.
contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. There is also a provision under Code section 45W (“45W”) that provides an incentive of between $7,500 and $40,000 depending on the Gross Vehicle Weight Rating and incremental cost increase between the electric commercial vehicle and a comparable internal combustion engine-equipped vehicle. Unlike the consumer tax credit under 30D, there are no price limits, income caps, manufacturing mandates or content restrictions.

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

Along with these consumer-facing credits, Congress also passed some manufacturing incentives in the Inflation Reduction Act of 2022 (“IRA”) that can benefit Rivian. The 45X Advanced Manufacturing Production Tax Credit provides a $35/kwh incentive for cell manufacturing and $10/kwh for module assembly through 2032. Rivian was able to claim the module assembly benefit starting in 2023.

The 48C Qualifying Advanced Energy Project Investment Tax Credit provides a 30% tax credit on investments to build production facilities for advanced energy technology, including wind, solar, energy storage, and EVs, among others. Congress appropriated $10 billion into this program, with $4 billion allocated in a first round in late 2023/early 2024 for “energy communities” - projects in census tracts on or adjacent to census tracts containing former coal mines or power plants. The remaining $6 billion is expected to be allocated in 2025, and Rivian could be eligible for additional credits related to the Normal Factory.

United States federal tax credits, including all those listed above, are subject to change by the new Congress and Administration. The process and time required to amend the above credits is dependent upon the changes, be they legislative, regulatory, new guidance, or the political climate. The current range of possible IRA amendments spans from relatively minor changes in implementation to a complete rewrite with timing being dependent upon the action. Rivian expects to adapt the business accordingly.

•State Incentives. A number of states and municipalities in the United States, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions, and special privileges.

Some states have also implemented various incentives for the purchase of eligible ZEVs based on weight class and propulsion type. For example, Washington exempts the purchase of EVs from state sales tax. California, Colorado, Illinois, Oregon, and Oklahoma provide substantial state tax credits or rebates for the purchase of EVs. Some of these programs have eligibility limits based on either consumer income or the manufacturer’s suggested retail price of the vehicle. Others will supply rebates only until a set-aside amount of funding exists. Several states will also be phasing out incentives over time or based on volume of EVs sold. Other incentives include preferential parking for free or reduced rates and access to high-occupancy vehicle lanes on highways for all EVs.

Intellectual Property

Rivian’s intellectual property is a core asset of our company and an important tool to drive value and differentiation in our products and services. We protect, use, and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position, and create shareholder value. Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms, and enforcement mechanisms across domestic and various international

RIVIAN AUTOMOTIVE, INC.
jurisdictions to establish and protect intellectual property rights related to our current and future business and operations. While we do not believe that any single piece of intellectual property is individually material to the entirety of our business, our intellectual property is important to our business and operations and development of technologies.

As of December 31, 2024, we held over 900 granted patents and registrations worldwide, and had over 1,800 patent applications pending with United States and international patent offices. As of December 31, 2024, we held over 2,900 registered trademarks and had over 500 trademark applications pending with United States and international trademark offices, held 32 registered copyrights, and had 17 copyright application pending in United States and international copyright offices.

We will pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

Our Approach to Impact and Inclusion

Fulfilling our ambitious mission and contributing to our vision for helping change the trajectory of our planet’s future for generations to come requires a holistic approach. At Rivian, this means that we consider our impacts throughout our business. A detailed understanding of our products informs our decisions and drives our actions—from exploring options to decarbonize our materials to enhancing our designs to help improve product efficiency.

Sustainability

Rivian is focused on creating solutions and demonstrating ways of operating that not only help shift mindsets, but also help support a healthy competitive landscape to shift away from fossil fuels and curtail climate change. We believe we have an opportunity to play a role in the global economic transition to net zero emissions by working towards carbon-free electrification of road transportation. Specifically, we are focused on:

•Producing EVs which can reduce carbon emissions; and
•Actively reducing our environmental footprint, considering the impacts of our vehicles and their supply chains.

Our current focus on applying sustainable practices across several facets of our business includes the following:

•Vehicles. The choices we make in the design phase of our products including decisions about material selection, form factor, manufacturability, durability, and serviceability have an impact on the overall environmental footprint. We develop life cycle assessments (“LCAs”) for our EVs which help us understand their environmental footprints. These LCAs conform with industry standards (International Organization for Standardization 14040 and 14044) and are reviewed by a third-party expert.

•Sourcing. As Rivian continues to grow, we are simultaneously mapping our supply chain for the next stage of our development. This includes prioritizing traceability for priority materials, focusing on steel, aluminum, and batteries, and incorporating standards intended to help protect communities involved in bringing our vehicles to life through membership in various coalitions and industry organizations.

•Circularity. The aim of circularity is to keep materials and products in use as long as possible, ultimately decoupling economic activity from finite resources. Rivian is exploring options to embed circular principles into our business and is pursuing pathways to operationalize circularity that slow consumption of primary materials, reduce waste, and decarbonize our business.

•Transitioning to Carbon-Free Energy. Our aim is to accelerate the amount of carbon-free energy on the nation’s electricity grid so that we can achieve greater system-wide impact and prevent a shift of emissions from tailpipes to power plants. Specifically:

◦Charging. As we expand our charging deployments, we intend to continue to find ways to help drivers accelerate the transition to a carbon-free grid by matching 100% of the energy the vehicle consumes with renewable energy purchases no matter where the vehicle is charged—at home, on a third-party network, or on the Rivian Adventure Network.

RIVIAN AUTOMOTIVE, INC.

◦Renewable Energy. We are investing in purpose-driven renewable energy projects that seek to positively impact our communities, our customers, our climate, and our industry.

Human Capital

As of December 31, 2024, including the consolidated Joint Venture, we had 14,861 employees across North America and Europe. Our global workforce is comprised of our operations and go-to-market teams that support the production, sale, and service of our vehicles, our engineering and technology teams that are designing and developing future products and services, and our general and administrative teams supporting the business as a whole. We continue to grow our global footprint and seek diverse communities to join us on our adventure.

As a team, we strive to keep the world adventurous forever by attracting the right people to the right roles, harnessing their adventurous spirit, and keeping a safe and inspiring environment as a daily practice. Below are our Compass Values: a set of behaviors that serve as the backbone of Rivian’s organizational culture. Our Compass Values serve as our guide to preserve and augment our culture through the people we attract, develop, and inspire.

•Come Together. We never take for granted the magic that occurs when thinkers and doers from different industries and geographies, lived experiences, and perspectives surround a challenge from all sides. So, we insist that our team members bring their authentic selves to work every single day. At times there will be disagreements, but that’s a good thing. Tension strengthens ideas. The scale of our impact rests on our ability to move quickly as one team. We challenge each other to deliver more as a group than we can as individuals - and get it done together. Many of our decisions around vehicle development are built on cross-functional discussion and debates which ultimately require coming together to produce the right outcome.

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

Our Focus on Belonging

At Rivian, we believe that forever is for EVERYONE and this philosophy aligns with our mission to keep the world adventurous forever. Belonging is the outcome of diversity, equity, and inclusion and emerges naturally when we foster an environment

RIVIAN AUTOMOTIVE, INC.
where everyone is valued and has a voice—a place where we build strong communities, celebrate each individual, and connect deeply with the larger mission to thrive together.
Below are our operating principles that anchor all of our work for Belonging:

•Representation matters. We are dedicated to building a workforce that includes a rich and varied range of diverse talent and experience, enhancing our creativity and innovation.

•Growth begins with individual awareness. Understanding our backgrounds and perspectives serves as a bridge to innovative collaboration and enriched working relationships.

•Diverse teams are better teams. We recognize that bringing teams together with different viewpoints and experiences helps us solve bigger challenges and expands the limits of what’s possible.

• We integrate fairness and accountability into all aspects of our workplace culture, ensuring every team member’s contributions are valued and rewarded.

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

Forever: Philanthropic Activities and Corporate Giving

At Rivian, we strive to leverage our products, platform, and partnerships to help keep the world adventurous forever. Our philanthropic efforts focus on addressing climate challenges, protecting nature, advancing a better energy future, and expanding opportunities for people and communities to thrive. Through the Rivian Foundation— an IRS-registered 501(c)(3) private foundation (the “Rivian Foundation”) that began grantmaking in 2024—and Rivian’s own initiatives (collectively referred to as “Forever”), we aim to extend our impact beyond the products we create and the competition they inspire. Together, these efforts aim to advance progress toward building a sustainable future for generations to come.

Corporate Information

Rivian Automotive, Inc. was incorporated as a Delaware corporation on March 26, 2015. Our principal executive offices are located at 14600 Myford Road, Irvine, California 92606, and our telephone number is (888) 748-4261. Our website address is www.rivian.com. Information contained on, or that can be accessed through, our website does not constitute part of this Form 10-K, and the inclusion of our website address in this Form 10-K is an inactive textual reference only.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our Investor Relations website at https://rivian.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

We have incurred net losses since our inception, including net losses of $6.8 billion, $5.4 billion, and $4.7 billion for the years ended December 31, 2022, 2023 and 2024, respectively. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production, and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. If these incentives, tax credits and regulatory credits become unavailable or change in the future, it could affect our profitability and have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, if we experience cost increases as a result of changes to existing or future tariffs, and are unable to mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, software, and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing and advertising activities and expanding our retail customer engagement spaces (“spaces), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture and software development costs, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

RIVIAN AUTOMOTIVE, INC.
We will require additional financings to raise capital to support our business, which may not be available in a timely manner or on terms that are acceptable, or at all.

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays or cutbacks in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, interest rate changes, and global conflicts or other geopolitical events. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. Further, in January 2025, the United States Department of Energy (“DOE”) agreed to arrange a multi-draw term loan facility to be provided by the Federal Financing Bank (“FFB”) to a Rivian subsidiary under DOE’s Advanced Technology Vehicles Manufacturing Program (the “DOE Loan”). Our ability to receive advances under our DOE Loan is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate, or at all. Our existing debt has resulted in, and any additional indebtedness we incur including under the DOE Loan would result in, increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters. The sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay, or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of consumers and maintaining strong demand for our vehicles and the value added software and services we provide and may in the future provide to consumers. We offer consumers the ability to make reservations for the R1T, R1S and R2 in the United States and Canada. We have experienced, and may in the future experience, consumer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. In addition, our current rate of new orders for our R1 vehicles must improve to meet our delivery targets, and there is no assurance that we will be able to adequately increase new orders to meet these targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our spaces, expanding our demonstration drives, and building our sales and marketing team, technology, and infrastructure, which increases our costs. Additionally, we have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.

Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, software or services, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions (such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence), increases in interest rates that could make financing less attractive for some customers, increased tariffs, changes to government incentives, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs. As a newer EV manufacturer and software and services provider, we have fewer financial resources than more established competitors to withstand changes in the market and disruptions in demand. Reduced EV segment demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established manufacturers.

If consumers do not perceive our vehicles, software and services to be of sufficiently high value and quality, cost competitive, and appealing in aesthetics or performance, if consumers prefer to purchase the same brand of vehicle that they have owned in the past, whether due, in part, to familiarity with the brand, ease of transition, or the ability of dealerships to provide financial incentives or terms to entice consumers, or if consumers prefer to purchase a vehicle in person, we may not be able

RIVIAN AUTOMOTIVE, INC.
to retain our reservations or attract new consumers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract consumers. If, for any of these reasons, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

Our future success depends on growing the sales of our commercial vehicles and securing additional commercial agreements with businesses.

Our future success will also depend on growing the sale of our commercial vehicles and securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. As we continue to target commercial customers, we may face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales given that the sales cycle for commercial vehicles is multi-phased and complex. For our commercial customers, the evaluation process may be longer and more involved, with complex procurement and budgeting considerations, and require us to invest more in educating our customers about our products and services. The entry of commercial EVs is a relatively new development, particularly in the United States, and operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs, including the availability of commercial charging infrastructure to support EV fleets. Furthermore, although we have entered into agreements for potential commercial customers to test and evaluate our commercial vehicles, there can be no assurance that these programs or other commercial sales efforts will result in higher volume orders or will attract more fleet customers. If we are unable to increase sales of our commercial vehicles while mitigating the risks associated with serving commercial customers, our business, prospects, financial condition, results of operations, and cash flows may be adversely impacted.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we are competing for sales with both EV manufacturers and traditional automotive companies, including those who have or have announced consumer and commercial vehicles that may be directly competitive to ours, as well as pre-owned vehicle dealers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. Competition for EVs may intensify due to increased global sales volume, launch of new variants, discounts and incentives, continuing globalization, and consolidation in the worldwide automotive industry, as well as the significant volatility in oil and gasoline prices. Other factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency. In addition, through the creation of the Joint Venture, the electrical architecture and vertically integrated software used in our vehicles will be integrated into vehicles outside of Rivian, which could negatively impact our ability to compete.

We also compete with numerous and varied competitors in our Software and Services segment, including those who have much greater financial, technical, marketing, and industry experience than we have, and who may devote greater resources to their respective products and services than we may be able to devote to our competing products and services.

As fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, and the fact that sales of RCVs to certain last-mile delivery customers and certain customers in the retail industry require Amazon’s consent, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

The EV sector continues to experience price competition due in part to political and general economic conditions. Many of our competitors have announced changes in EV production plans and their pricing strategy, including vehicle price reductions and incentives, which may continue to result in downward price pressure. Our competitors with greater financial resources may be able to adjust their pricing strategies with limited impact on their business, while any adjustment in pricing strategies that we undertake will have a greater impact on our business and we may not be able to competitively match their actions. If we do not adjust our pricing strategies, we may experience lower vehicle unit sales and increased inventory, reduced demand for our products and services, a loss of customers, or a loss in future market share, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.

Our future growth is dependent on the demand for, and upon customers’ willingness to adopt, EVs.

Our future growth is dependent on the demand for, and upon customers’ willingness to adopt EVs, and even if EVs become more mainstream, customers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and components, cost of energy, and governmental regulations, including incentives and tariffs, import regulation, and other taxes.

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
•competition, including from other types of alternative fuel vehicles, plug-in hybrid EVs, and high fuel-economy internal combustion engine (“ICE”) vehicles;
•the quality, reliability, and availability of service and charging stations for EVs;
•the costs and challenges of installing home charging equipment, including for multi-family, rental, and densely populated urban housing;
•the environmental consciousness of consumers, and their adoption of EVs;
•the higher initial upfront purchase price of EVs, despite potentially lower cost of ongoing operating and maintenance costs as well as the cost and time required to service and repair EVs, as compared to ICE vehicles;
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

Additionally, recent executive orders by the new United States presidential administration indicate an intention to reverse much of the previous administration’s policy directives as it relates to clean energy and EVs. This policy shift may reduce governmental incentives and subsidies for EVs, potentially chilling customer demand and impacting our future growth prospects. These recent executive orders may also face legal challenges that could delay or alter their implementation. The possibility of enacting these new policies, including the legal durability of said actions, introduces uncertainty into the regulatory environment, potentially affecting our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.

We are subject to risks associated with our joint venture with the Volkswagen Group.

On November 12, 2024, we entered into a transaction agreement with the Volkswagen Group to establish a new joint venture (the “Joint Venture”) focusing on vehicle electrical architecture and software development services. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Further, the Joint Venture will be our primary development partner for vehicle electrical architecture and software development services. If the Joint Venture is unable to produce software of the quality necessary to meet the demands of our vehicles, or on timelines necessary to meet such demands, our ability to sell vehicles could be impacted, which may result in our business being materially harmed. This risk may be further compounded if the electrical architecture and software developed by the Joint Venture does not operate correctly or contains errors, bugs, vulnerabilities, or design defects. See “―Our vehicles rely on software and hardware that is highly technical, and from time to time can contain errors, bugs, vulnerabilities, or design defects. If we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.”

Volkswagen Group may have business interests, goals, priorities or concerns that are different from ours. The Joint Venture is a separate legal entity with its own management and board of directors. We and the Volkswagen Group have equal representation on the board of directors of the Joint Venture, and are each entitled to appoint one co-CEO, and we therefore do not have the ability to exercise sole power with respect to all decisions made by the Joint Venture. As a result, we may face disputes and differences in views in operating the Joint Venture, which may result in reduced ability to operate, delayed decision making and failure to come to consensus. Any disagreements that we have with the Volkswagen Group with respect to the operation of the Joint Venture could delay or derail our ability to implement improvements to our products and services or impede our commercial operations. Any reduced ability to operate may materially impact the Joint Venture’s business, prospects and financial condition, which in turn could impact our ability to realize any anticipated benefits of the Joint Venture. Further, any prolonged disputes related to the Joint Venture’s operation may require us to expend additional resources on resolving such disputes. Any exit or unwinding of the Joint Venture would be complex and would be subject to negotiation between the parties and may result in increased costs and expenditures.

Further, in connection with this partnership, the Volkswagen Group made an equity investment in the Company of $1.0 billion, consisting of an unsecured convertible promissory note due June 2026 (the “2026 Convertible Note”). The 2026 Convertible Note converted into shares of our Class A common stock in December 2024 in accordance with its terms. In addition, in November 2024, we received $1.3 billion from the Volkswagen Group for intellectual property licensed to Volkswagen Group. The Volkswagen Group has also committed to an additional equity investment of up to approximately $2.5 billion in multiple tranches, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances, of which $0.5 billion is recognized as revenue for services provided by the Joint Venture. There can be no assurances that the conditions for investment will be satisfied within the contemplated timeframe, or at all. In addition, the conversion of the 2026 Convertible Note resulted in the dilution of the ownership interests of existing stockholders and Volkswagen Group’s proposed additional equity investments in us would cause further dilution. In connection with the Joint Venture, the Volkswagen Group has also committed to providing a $1.0 billion term loan facility to the Joint Venture, available in October 2026, the proceeds of which would be concurrently loaned by the Joint Venture to Rivian JV SPV, LLC, a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture (the “Joint Venture Equityholder”), and then distributed to the Company by the Joint Venture Equityholder to be used for general corporate purposes. We refer to these loans together as the “JV Loan”. Availability of the JV Loan is subject to customary financing conditions which must be satisfied during October 2026, and there can be no assurance that any such conditions will be met. Any incremental incurrence of debt under the JV Loan would result in increased debt service obligations and additional restrictive covenants relating to our capital raising activities and other financial and operational matters.

RIVIAN AUTOMOTIVE, INC.
In addition, in connection with the Joint Venture, we granted Volkswagen Group a perpetual, irrevocable, non-exclusive license to certain of our electrical architecture and software technology existing at the time we entered the Joint Venture for use in connection with the Volkswagen Group’s vehicles and related services, and provided to the Volkswagen Group the related software source code and related technical information and trade secrets, subject to confidentiality obligations. There can be no assurance that the Volkswagen Group and its subcontractors will not misuse or disclose our confidential proprietary information to third parties, inadvertently or otherwise, and our remedies for any such misuse or disclosure may be limited. We are also required to indemnify the Volkswagen Group for any claims that the Volkswagen Group’s or the Joint Venture’s use of the technology we licensed to them infringes or otherwise violates third-party intellectual property rights, subject to certain limitations. In addition, we expect that the Volkswagen Group will offer vehicles that compete with ours using our licensed background technology and technology developed by the Joint Venture, which may materially adversely impact our business given the Volkswagen Group’s size, resources and position in the automotive market.

We may be subject to risks associated with additional strategic alliances or acquisitions.

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

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. We have experienced delays in delivery and our production ramp has taken longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. There can be no assurance that any future planned shutdown, including any future shutdowns at our Normal Factory in preparation for the launch of R2, will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. Construction delays or delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

In conjunction with the expansion of our Normal Factory and the planned construction of our Stanton Springs North Facility and the launch of future products and services, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will

RIVIAN AUTOMOTIVE, INC.
be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products and our ability to develop and manufacture the MSP in the near future, are and will be subject to risks, including with respect to:

•our ability to expand operations at our Normal Factory and future facilities;
•construction of our Stanton Springs North Facility, including potential problems or delays in the construction or operationalizing of the facility;
•securing in a timely manner necessary raw materials, supplies, and components that meet our quality standards;
•our ability to negotiate and execute definitive licenses and agreements, and maintain arrangements on reasonable terms, with our various suppliers for raw materials, hardware, software, or services necessary to engineer or manufacture components of our vehicles;
•ineffective or inefficient quality controls, including within our manufacturing operations, that could also drive higher-than-expected warranty or other costs;
•our ability to accurately forecast, purchase, warehouse, and transport components at high volumes to our manufacturing facility;
•our ability to successfully implement automation, inventory management, and other systems to accommodate the increased complexity in our supply chain and components management;
•defects in design and/or manufacture that cause our vehicles not to perform as expected or that require repair, field actions, including product recalls, and design changes;
•delays, disruptions, or increased costs in our supply chain, including raw material supplies;
•scaling our production processes to reduce the number of labor hours required to manufacture each vehicle;
•research and development of new models;
•new technology and design introductions, which from time to time require temporary manufacturing shutdowns to implement product and technology enhancements and upgrades;
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

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models, s software and services to meet rapidly evolving consumer expectations. To meet these expectations and evolving areas of market demand, we plan to introduce new variants, new EV models, including our mid-sized platform, with R2 being the first variant, and new software and services. Our ability to achieve or maintain profitability will depend on our ability to fund and successfully design, manufacture, introduce, and market new vehicle models, software and services that attract a sufficient number of customers.

If the production and delivery of new models are delayed or reduced, if they are not manufactured in line with cost and volume targets, or if new models or our software and services do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, macroeconomic conditions, regulatory or other political developments, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenues and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, such as R2, may have a negative impact on our revenues in the near-term if customers decide to delay or cancel orders of R1 vehicles in anticipation of new EV models, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand.

Furthermore, our growth strategy depends, in part, on our ability to successfully introduce and market new products and services, such as financing, insurance, vehicle repair and maintenance, charging solutions, vehicle resale, as well as software for consumer, such as Connect+ and Rivian Autonomy Platform+, and fleet management for commercial customers. If we

RIVIAN AUTOMOTIVE, INC.
experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business.

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

Changes in business or macroeconomic conditions, governmental regulations, currency fluctuations, tariffs or shortages in raw materials, and changes in geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in the Middle East, and related attacks or violence in the broader region, and other factors beyond our control or that we do not presently anticipate could result in significant increases in freight charges and raw material and component costs, which could significantly impact our ability to receive raw materials or components. Substantial increases in the prices for our raw materials or components or regulatory requirements have in the past increased and could continue to increase our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Shortages and delays in the supply of certain parts, materials, and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays have in the past resulted in, and may in the future result in, higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
We are dependent on our existing vendors and suppliers, a significant number of which are single or limited source suppliers, and are also dependent on our ability to source suppliers, for our critical components, and to complete the building out of our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into vendor and supplier agreements and maintain our relationships with existing vendors and suppliers who are critical and necessary to the production of our products and services and as we implement product upgrades and adaptations for our products in the future and work with existing and future vendors and suppliers. The vendor and supplier agreements we have, and may enter into with vendors and suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our vendors and suppliers, including litigation to enforce such vendor and supplier agreements, which would adversely affect our ability to obtain services and components from such vendors and suppliers. If our vendors and suppliers become unable or unwilling to provide, or experience delays in providing, services or components, or if the vendor and supplier agreements we have in place are terminated, or if any such litigation to enforce such agreements is not resolved in our favor, it may be difficult or impossible to find replacement services or components at a reasonable cost in a timely manner. Moreover, as we implement product and services upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with vendors and suppliers related to changes in current vendor and supplier contracts. In addition, if we terminate any vendor or supplier agreements we may be subject to cancellation or other settlement costs.

Additionally, our EVs contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. For example, during the third quarter of 2024, Rivian began experiencing a production disruption due to a shortage of a component within our Enduro motor system on the R1 and RCV platforms. As a result of this supply shortage, Rivian produced fewer vehicles during the third and fourth quarter of 2024 as compared to our original expectations. While this particular shortage has been resolved, and while we believe that we would be able to establish alternate supply relationships for any future component shortages and could obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

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

RIVIAN AUTOMOTIVE, INC.
If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow the Company, we may not be able to produce, market, service and sell (or lease) our vehicles, software and services successfully.

We plan to grow our go-to-market, sales, and service operations and invest in new technologies and manufacturing capabilities, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated information technology (“IT”) systems, and we plan to strategically expand infrastructure, both domestically and internationally, and expand additional manufacturing capacity in support of our next vehicle, R2. Our future operating results depend largely on our ability to manage this expansion and growth successfully, and any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Risks that we face in undertaking this expansion include, among others:

•attracting, retaining, training, and integrating skilled and qualified personnel to support our existing operations and any future expansion at any facilities we may construct, expand or acquire in the future, including the construction of the Stanton Springs North Facility;
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
•managing regulatory requirements and permits, labor issues, and costs in connection with the construction or acquisition of additional facilities or the expansion of existing facilities;
•failing to receive or maintain the support of local, state, federal or international politicians or other policymakers and other special interest groups necessary to support expansion or new construction plans; and
•addressing any new markets and potentially unforeseen challenges as they arise.

A significant portion of our revenues has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

A significant portion of our revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 13.5% of our voting power as of December 31, 2024.

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

RIVIAN AUTOMOTIVE, INC.
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

We offer financing and leasing arrangements for our vehicles through financial institutions. We have an exclusive relationship with one financial institution for leasing in the United States. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and features of new vehicles. Lower than expected resale values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining residual values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program. In addition, an adverse change in the future availability of certain tax credits to our leasing customers may have a negative impact on the demand for our vehicles.

We may not succeed in maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles, software, and services.

Our business and prospects heavily depend on our ability to maintain and strengthen the Rivian brand. If we are not able to maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to maintain and strengthen the Rivian brand will depend heavily on our ability to provide high quality products and services and engage with our customers as intended, as well as the success of our customer development and marketing efforts.

The automobile industry is intensely competitive. Many of our current and potential competitors have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do, which makes it more difficult for us to attract new customers and requires us to make greater investments in brand marketing, growth marketing, advertising, and physical infrastructure to support these efforts. If our marketing campaigns are not effective in generating demand or if we do not maintain a strong brand, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, such as production delays and price increases, whether or not such incidents are our fault, we have in the past and could in the future be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm customer perceptions and confidence in the Rivian brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing, other partners (whether or not such publicity is related to their collaboration with us) or investors. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’

RIVIAN AUTOMOTIVE, INC.
products and services. In addition, from time to time, our products and services may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our products and services.

Our passion and focus on delivering a high-quality and engaging Rivian experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Rivian experience with a focus on driving long-term customer engagement through innovative, technologically-advanced EVs, software and services, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Rivian experience, which we believe will improve our financial results over the long-term. In the near-term, we intend to focus significant resources on research and development and sales and marketing to deliver the Rivian experience to our customers, which could impact our short-term financial results. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

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

As a manufacturer engaged in sales directly to consumers, we may also face regulatory limitations on our ability to sell and service vehicles directly, which could materially and adversely affect our ability to sell our vehicles. Many states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model for manufacturers. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators or to own or operate our own service centers. As a result, we may not be able to sell, finance, or lease directly to customers in each state in the United States or provide service from a location in every state. In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. Dealer associations have also resorted to lawsuits in state courts to challenge our ability to obtain dealer licenses and operate directly even in states that have laws that would otherwise allow us to own and operate retail locations. We expect dealer associations to continue to mount legal and legislative challenges to our business model. If these types of challenges are successful in limiting our ability to sell, finance, or lease directly to customers or to own and operate service centers, such limitations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. For customers residing in states in which we will not be allowed to sell, lease, or deliver vehicles, we must generally conduct the sale or lease out of the state over the internet or telephonically and may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell or lease and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business. States may also restrict our ability to service vehicles once sold or leased and delivered to customers. Some states, for example, have laws that prohibit manufacturers from providing warranty service in state or restrict the ability for manufacturers to own or operate service operations. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or dealerships that we can operate. The

RIVIAN AUTOMOTIVE, INC.
foregoing examples of state laws governing the sale and servicing of motor vehicles are just some of the legal hurdles we face as we sell, lease, and service our vehicles. In many states, there is limited historical application of motor vehicle laws to our sales model, particularly with respect to the sale of new vehicles over the internet. Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in the United States, Canada, European Union (“EU”) and United Kingdom (“U.K.”) relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles. These uncertainties and complexities subject us to substantial risk and could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our operations, IT systems, products and vehicles rely on software and hardware that is highly technical, and from time to time can contain errors, bugs, vulnerabilities, or design defects. If we are unsuccessful in addressing or mitigating technical limitations in our operations, IT systems, products and vehicles, our business could be adversely affected.

Our operations,IT systems, products and vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles and our operations and IT systems. In addition, our operations, IT systems, products and vehicles depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. Our operations and IT systems are subject to certain technical limitations that may compromise our ability to meet our objectives, and our software and hardware can contain errors, bugs, vulnerabilities, or design defects. Some errors, bugs, vulnerabilities, or design defects inherently are difficult to detect and, in some cases, are only discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our operations, IT systems and vehicles effectively and rapidly, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers.

As a result of the Joint Venture, we will be dependent on the Joint Venture to update, improve and maintain certain software that we use in our vehicles. There is a risk that when we deploy updates to software developed by the Joint Venture, other vendors or by us (whether to address issues, deliver new features, or make desired modifications), our IT systems and over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software. In such cases, the software within our IT systems and customers’ vehicles may and will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed. In addition, given

RIVIAN AUTOMOTIVE, INC.
that the Joint Venture is not fully controlled by us, we cannot guarantee that the Joint Venture will promptly and sufficiently address vulnerabilities or other issues in our products and services or prioritize those issues over the needs of the Joint Venture or the Volkswagen Group.

If we or our vendors and suppliers are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenues or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We must continue to develop complex software and technology systems in coordination with the Joint Venture and our other vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated on a timely basis or at all, or perform effectively once integrated.

Our operations, vehicles and IT systems use a substantial amount of complex in-house and third-party software and hardware. The continued development and integration of such advanced technologies are inherently complex and requires us to coordinate with our vendors and suppliers to reach mass production for our vehicles.

As a result of the Joint Venture, we will no longer develop, update, improve and maintain certain software that we use in our vehicles in-house, and instead rely primarily on the services of the Joint Venture for those operations. If the Joint Venture or our other vendors or suppliers fail to provide such services to us in a timely and sufficient manner or at all, we may not be able to integrate the necessary software into our vehicles. Our potential inability to develop and integrate the necessary software and technology systems may materially interrupt our business and our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, if the software that the Joint Venture or any of our other vendors or suppliers develop and provide to us does not conform to its specifications or otherwise contains any errors, bugs, vulnerabilities, or design defects, our vehicles may not function properly and our business may be exposed to liability for loss of life or injury, products liability, lost profits, loss of reputation, loss of customers, government scrutiny or other adverse outcomes. Defects and errors can be revealed over time and our control over the performance of the Joint Venture’s services and other vendor or supplier services and systems to remedy such defects or errors may be limited.

We rely on vendors and suppliers to develop a number of emerging technologies for use in our products, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that our vendors and suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our vendors and suppliers, we could experience delays in delivering our products and services on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If there is inadequate access to charging stations, our business will be materially and adversely affected and we may not realize the benefits of our charging networks.

Demand for our products and services will depend in part upon the availability of a charging infrastructure. We continue to deploy our Rivian Adventure Network, which consists of DC fast charging stations in the United States. We market our ability to provide our customers with comprehensive charging solutions, including the Rivian Adventure Network, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure and concerns around reliability. Although we have expanded and intend to continue to expand our charging networks throughout the United States and eventually in other countries, with a focus on strategically deploying our charging stations in those regions with the highest concentration of current and potential customers, major interstates as well as targeted destination areas, we may be unable to expand the Rivian Adventure Network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. We have limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges, which include:

RIVIAN AUTOMOTIVE, INC.
•charging station performance and reliability issues;
•the logistics, including any delays or disruptions, of rolling out and supporting our Rivian Adventure Network and teams in appropriate areas;
•successful integration with existing third-party charging networks;
•inadequate capacity or over capacity in certain areas;
•security risks or risk of damage to vehicles, charging equipment or real or personal property;
•access to sufficient charging infrastructure;
•obtaining any required permits, land use rights, and filings;
•the potential for lack of customer acceptance of our charging solutions; and
•the risk that government support for EV and alternative fuel solutions and infrastructure may not continue.

Recent federal actions, such as the suspension of the National Electric Vehicle Infrastructure Formula Program, which was intended to expand the network of electric vehicle charging stations nationwide, may further exacerbate these challenges. This suspension in particular could delay the deployment of charging infrastructure, impacting consumer confidence and demand forEVs.

Should sufficient charging infrastructure be delayed in materializing, or not materialize at all, customer confidence in EVs could be negatively impacted, which could, in turn, negatively impact sales and profits for EV manufacturers. In addition, if we do not realize the benefits of our charging networks, our brand and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks, including the incorporation of North American Charging Standard (“NACS”) charge ports and access to Tesla’s Supercharger network. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, reliability, safety, or security, any delays in implementation of the NACS charge ports and access or in delivery of NACS adapters, or any limitation or cancellation of our customers’ access to any third-party charging network, could impact the demand for our EVs. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In addition, we store lithium-ion cells at our facilities and currently have higher levels of battery cells in our inventory, which exposes us to risk of obsolescence, degradation, or damage. In addition, we have experienced, and may in the future experience, thermal events related to our battery cells. Any mishandling of battery cells or safety issue or fire related to the cells could disrupt our operations and any prolonged or significant disruption would materially and adversely affect our business, prospects, financial condition, results of operations or cash flows. Such damage or injury could also lead to adverse publicity, regulatory action, and potentially a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the United States Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses, or other regulatory consequences,

RIVIAN AUTOMOTIVE, INC.
which could limit our ability to manufacture and deliver our vehicles and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

We have limited experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We have limited experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we plan to keep core areas of vehicle repair and maintenance services internal over time, we continue to partner strategically with third parties to enable nationwide coverage of certain important services to our customers, such as emergency roadside and off-road assistance, third party collision repair support, and tire distribution needs. There can be no assurance that we will be able to maintain acceptable arrangements with our third-party providers. Although such servicing partners may have experience in servicing other vehicles, they have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and rely upon mobile service vehicles with technicians to provide service to our customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.

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

The automotive industry is rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles, software and services or increase our operating costs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, other EV business models, such as battery swapping, or improvements in the fuel economy of the ICE or the cost of such fuels, may materially and adversely affect our business, prospects, financial condition, results of operations in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, and existing and other battery cell technologies, fuels, or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any of these, including any failure by us to anticipate customers’ rapidly changing needs, expectations, and preferences, could result in the loss of competitiveness of our vehicles, software and services, decreased revenues, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology.

As technologies change, we plan to continue to upgrade or adapt our products and services with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. The introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles. In addition, upgrades and adaptations to our vehicles will also require, from time to time, planned and temporary manufacturing shutdowns. Plant shutdowns, whether associated with product changes or other factors, can have a negative impact on our revenues and a

RIVIAN AUTOMOTIVE, INC.
negative impact on our working capital. If we are unable to cost efficiently implement new technologies or adjust our manufacturing operations, if we experience delays in achieving the foregoing, or if planned manufacturing shutdowns last longer than projected, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

Advanced driver assistance technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology. Our vehicles also may not achieve the requisite level of advanced driver assistance required for certification in applicable jurisdictions. With this dynamically shifting regulatory and political environment, there is a risk that we may not satisfy regulatory requirements, in which case we may be required to redesign, modify, or update our advanced driver assistance hardware and related software systems. In addition to regulatory changes, increasing demand for engineering talent in the artificial intelligence industry may cause disruption in the development of our advanced driver assistance technology and, coupled with disruptive new hardware technologies emerging year over year, may impact our long-term roadmap. We may also fail to deliver the level of advanced driver assistance systems that customers expect from vehicles in our class. Any of the foregoing could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The unavailability, reduction or elimination of government and economic incentives and credits could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Any unavailability, reduction, or elimination of government and economic incentives and credits because of policy changes, or the reduced need for such incentives and credits due to the perceived success of EVs or other reasons, may result in the diminished competitiveness of the alternative fuel and EV industry generally or our vehicles, software and services in particular. Additionally, federal, state, and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA, which was enacted into law on August 16, 2022, modified the 30D tax credit by limiting the tax credit to electric trucks, SUVs and vans priced below $80,000 and imposing certain income restrictions for taxpayer eligibility to receive the 30D tax credit. If this law was to be repealed, it could have a direct impact on demand for EVs, including our future vehicles. Eligibility for the 30D tax credit is also contingent on (i) the vehicle’s final assembly occurring in North America, (ii) the vehicle having a certain percentage of the battery’s critical minerals originating from a United States free trade agreement partner or being recycled in North America, and (iii) the vehicle having a certain percentage of its battery’s components being manufactured or assembled in North America. Some of these requirements require interpretations from government bodies and any changes could impact the applicability or effectiveness of this law. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China or Russia, the 30D tax credit would not apply. If our vehicles do not meet the pricing caps or satisfy the additional sourcing and manufacturing requirements by the deadlines set forth in the IRA, or if our customers do not fall within the specified income limits, some or all of the 30D tax credit may no longer be available to our customers. Failure of our vehicles to meet the 30D tax credit eligibility requirements may place our vehicles at a price disadvantage to competing EV manufacturers that offer EVs meeting all of the requirements for eligibility under the 30D tax credit. In addition, the IRA eliminated the current phase-out for EV manufacturers that sell 200,000 vehicles, thereby reinstating the 30D tax credit for competitors of Rivian who had previously been phased out. These changes to the 30D tax

RIVIAN AUTOMOTIVE, INC.
credit and any future changes to tax incentives that make it less likely for our future EVs to qualify could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Incentives provided by federal or state authorities may have predetermined expiration dates, may conclude once allocated funds are depleted, or could be reduced or discontinued due to changes in regulatory or legislative priorities. Consequently, the effects of the IRA and other governmental EV programs, including regulatory impacts and limitations that might affect our ability and that of our competitors to benefit from these programs, remain uncertain at this time.

Future federal and state administrations could introduce additional uncertainty for the EV industry. For instance, the new United States presidential administration has issued executive orders and could implement additional policies or modify regulations that could negatively impact the expansion of the EV market, such as by rescinding or modifying the 30D, 45W, 45X, 48C, or NEV tax credits, and could take further actions to diminish incentives for the production and purchase of EVs. Consequently, the availability of these tax credits or other government incentives and our ability and that of our customers and competitors to benefit from these credits and incentives, remain uncertain at this time.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans, and other incentives, including regulatory credits, for which we apply or on which we rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

From time to time we apply for, have received and may in the future receive, federal and state grants, loans, and/or tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and EVs and related technologies. For example, in January 2025, we entered into the DOE Loan in financial support of the construction of our manufacturing facility in Stanton Springs North, Georgia. We anticipate that, in the future, there may be new opportunities for us to apply for additional grants, loans and other incentives from the United States, state, and foreign governments while at the same time, some programs and opportunities may be eliminated. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and various levels of approval of our applications to participate in such programs. The application process for these funds and other incentives is often highly competitive. There can be no assurance that we will be successful in obtaining any of these additional grants, loans, and other incentives, including any requested borrowings under the DOE Loan, and our ability to obtain them may be impacted as a result of presidential, congressional, state and local elections, or judicial rulings. Even if we are approved to receive these funds or incentives, there can be no assurances that the full amount, or any amount, of these funds or incentives will be disbursed to us. For example, our ability to receive advances under our loan agreement with the DOE is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate, or at all. If we are not able to receive advances under our loan agreement with the DOE or are not successful in obtaining any other additional grants, loans and other incentives from the United States, state, or foreign governments, and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, we earn tradable credits in the operation of our business under various regulations related to ZEVs, GHG, CAFE, renewable energy and clean fuel. For example, CAFE, GHG emissions standards and the state-level ZEV mandates create a credit-trading program to reduce compliance costs for vehicle manufacturers and allow flexibility for meeting such requirements. These programs allow automakers the flexibility to earn GHG, CAFE and ZEV credits by exceeding the standard in a given model year, overcompliance credits can either be applied to shortfalls in future or past years or traded to other automakers. We have contracted to sell and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards, and other regulatory requirements. Such regulatory credits may become more difficult to obtain or decrease in value over time. The future of such programs is uncertain at this time. If these regulatory credits become unavailable or change in the future, it could affect our profitability and have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

In 2020, the EPA and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for light duty vehicles model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. In 2021, changes to the SAFE Vehicles rule were finalized that increased GHG standards stringency for model years 2023 through 2026, and in 2022, the fuel economy standards were made more stringent for model years 2024 through 2026. In addition, the Clean Air Act waivers reinstating California’s and other states’ authority were finalized in 2022, while California regulators extended the Advance Clean Cars rule for model years 2026 through 2035 and finalized the ACT rule.

RIVIAN AUTOMOTIVE, INC.
Concurrently, in April 2023, EPA granted California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for its new medium and heavy-duty standards. Further, in 2023, EPA and NHTSA finalized new regulations for 2027 and later model year light and medium duty vehicles. In December of 2024, EPA then granted a Clean Air Act waiver of preemption for Advanced Clean Cars II regulation. The current federal GHG and fuel economy standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits and are now set to be reexamined by the relevant federal agencies as directed by Executive Order. If the courts find against EPA and NHTSA or reverse the reinstatement of California and other states’ authority, the value of certain regulatory credits would likely decrease. In addition, there are efforts in Congress to limit or reverse new EPA GHG and NHTSA CAFE standards and inhibit California’s ability to regulate vehicle emissions. Finally, it is possible the new United States presidential administration could be successful in scaling back these recent emissions regulations or limiting California’s authority. While subject to ongoing and new litigation, administrative efforts to roll back environmental regulations could have a temporary effect on regulatory credit trading programs. As a result, uncertainty remains about EPA’s ability to set vehicle emissions standards, as well as the future of California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV market could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

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

RIVIAN AUTOMOTIVE, INC.
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

We have been and will become subject to product liability claims, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our products and services do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. As a recent entrant to the automotive market, our risks in this area are particularly pronounced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products, services and business and inhibit or prevent commercialization of other future vehicle models, which would have a material adverse effect on our brand, business, prospects, financial condition, results of operations, or cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

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
•foreign labor laws, regulations, and restrictions, including in the areas of supply chain, labor, environmental, health, and safety, and related compliance costs;
•foreign data privacy and security laws, regulations, and obligations;
•expenditures related to foreign lawsuits and liability;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;

RIVIAN AUTOMOTIVE, INC.
•concerns raised by foreign governments regarding United States policies that may be seen as unfair domestic subsidies contrary to World Trade Organization rules or other agreements to which the United States is a party;
•laws and business practices favoring local companies;
•difficulties protecting or procuring intellectual property rights;
•political instability, natural disasters, war (including the ongoing military conflict between Russia and Ukraine, and in the Middle East) or events of terrorism, and health epidemics; and
•the strength of international economies.

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

In addition, Dr. Scaringe and Rose Marcario, current Rivian directors, are also trustees of the Rivian Foundation and Rivian’s Chief Financial Officer (“CFO”), Claire McDonough, serves as Treasurer of the Rivian Foundation. Further, certain of our key employees are also employed by the Joint Venture and sit on the board of the Joint Venture. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us and which could divert their attention and create, or appear to create, potential conflicts with the allocation of such employees’ time between Rivian and the Joint Venture.

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

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, and developing the infrastructure associated with being a public company, we will need to maintain our culture across a larger number of employees, disciplines, and geographic regions. The move of a significant portion of our technology team into the Joint Venture may adversely impact our ability to maintain our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract, engage, and retain the talent required to support our future success.

RIVIAN AUTOMOTIVE, INC.
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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions, and an increased risk of disruption to operations. If any of our employees decide to join or seek recognition to form a labor union, if we are required to become a union signatory, or as we engage to finalize negotiations with any such union, we could be subject to risks, including substantial distraction from our business, potential work slowdowns or stoppages, delays, and increased human capital related costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity, and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenues from period to period may fluctuate as our understanding of and ability to address different markets grows and evolves, we adjust volumes, pricing, and add new product variants based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets. Our production levels also depend on our ability to efficiently and cost-effectively obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenues from period to period may fluctuate due to seasonality. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our products and services, changes in interest rates, impairment of long-lived assets, macroeconomic conditions, both nationally and locally, negative publicity relating to our products and services, changes in the regulatory or political environment, changes in consumer preferences and competitive conditions, investment in new production capacity and expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

We have incurred a significant amount of debt and expect to incur significant additional indebtedness in the future. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our current or future debt agreements contain or may contain restrictive covenants that may limit our operating flexibility. In addition, our significant amount of debt, and the additional indebtedness we may incur in the future, may impair our financing flexibility.

As of December 31, 2024, the total principal amount of our outstanding indebtedness was $4.5 billion. As of December 31, 2024, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $137 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, pursuant to which we may borrow up to approximately $6.6 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

RIVIAN AUTOMOTIVE, INC.
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

The credit agreement governing the ABL Facility and the indenture governing our senior secured floating rate notes due October 2026 (the “2026 Notes”) contain, the DOE Loan when funded will contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and require us to satisfy certain financial covenants, including a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) also contain certain restrictive covenants which may limit our ability to enter into some of the foregoing transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate, amend or refinance the credit agreement governing the ABL Facility, the indenture governing the 2026 Notes, the DOE Loan or any future debt agreements, if applicable, which may limit our operating flexibility. For example, the covenants under the ABL Facility and the indenture governing the 2026 Notes currently prevent us from incurring borrowings under the DOE Loan, and therefore we will need to amend and/or refinance each of these facilities in order to access funds under the DOE Loan. In addition, the ABL Facility and the 2026 Notes are currently secured by, and when funded the DOE Loan will be secured by (among other collateral), substantially all of the assets of Rivian Holdings, LLC and its material domestic subsidiaries (other than certain excluded subsidiaries). The total principal amount of our secured debt, which we expect will increase significantly upon our accessing funds under the DOE Loan, together with our limited pool of unencumbered assets, may impair our financing flexibility in the future, including our ability to refinance our existing debt on favorable terms or at all. Although the JV Loan is non-recourse to Rivian Automotive, Inc. or any of its subsidiaries (other than the Joint Venture Equityholder), its terms require that we comply with restrictive covenants that are substantially the same as our ABL Facility, as then in effect. In addition, when funded, the JV Loan will be secured by the Joint Venture equity interests owned by the Joint Venture Equityholder, and therefore, when the JV Loan is funded, any such non-compliance could result in foreclosure on the equity interests we indirectly own in the Joint Venture.

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

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indentures governing the 2026 Notes, the DOE Loan when funded, the 2029 Green Convertible Notes and the 2030 Green Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We rely on third-party vendors and suppliers for certain product and service offerings, which exposes us to increased risks.

We contract with third parties to provide certain products and services to our customers, including vehicle financing, insurance, collision repair, roadside assistance, service part processing, service visit alternative transportation, tires, windshields, and 12V battery replacement. Although we carefully select our vendors and suppliers, we cannot control their actions and our vendors and suppliers have not always performed as we expect. If our vendors or suppliers fail to perform as

RIVIAN AUTOMOTIVE, INC.
we expect, our operations and reputation could suffer if the failure harms the vendors’ or suppliers’ ability to serve us and our customers. One or more of our vendors or suppliers have in the past experienced and may in the future experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of vendors and suppliers represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Similarly, the Volkswagen Group has made an equity investment in us, and has committed to additional equity investments, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. As a result, the Volkswagen Group’s holdings in the future may grow to be significant. In addition, the Volkswagen Group is an equal partner in the Joint Venture, on which we rely for electrical architecture and certain software services. The Volkswagen Group manufactures vehicles that compete with our vehicles. Further, the Volkswagen Group may have investments in or otherwise hold securities of businesses that compete directly or indirectly with us, or may in the future, which could become a conflict of interest or create the appearance thereof.

Further, an employee of one of our stockholders and its affiliates serve on our board of directors and retains his position with such stockholder or its affiliates. Given such relationship, and despite his fiduciary duties as a director and the rules applied by our board of directors to handle conflicts of interest, this individual’s positions may create, or create the appearance of, conflicts of interest when he is asked to make decisions that could have different implications for such stockholder or its affiliates than the decisions have for us or our other stockholders or customers.

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

RIVIAN AUTOMOTIVE, INC.
Risks Related to Information Technology, Data Security, Privacy, and Intellectual Property

Breaches in data security, failure of Technology Systems, cyber-attacks or other security or privacy-related incidents affecting us or our vendors and suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.

We rely on computer systems, hardware, software, technology infrastructure, online sites, and networks for both internal and external operations (collectively, “Technology Systems”). We own and manage some of these Technology Systems but also rely on third parties for a range of Technology Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”) as well as proprietary information belonging to our business such as trade secrets (together, “Confidential Information”). We also engage in certain relationships where we share Confidential Information with our business partners. Threats to our, our partners’ and our vendors and suppliers’ Technology Systems are increasingly diverse and sophisticated and we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our Technology Systems and Confidential Information. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our and our vendors and suppliers’ iTechnology Systems, vehicles and products and the information they store and process. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our Technology Systems or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have been and continue to be subject to ransomware and phishing attacks. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted. Remote and hybrid working arrangements at our Company and at many third-party vendors and suppliers also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, the integration of artificial intelligence in our or any suppliers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.Any actual, alleged, or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged, or perceived data security incident we or our suppliers suffer, could result in: damage to our reputation; negative publicity; loss of customers and sales; loss of competitive advantages; increased costs to remedy any problems and provide any required notifications, including to regulators and individuals, and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. In addition, we may incur significant financial and operational costs to investigate, remediate, and implement additional tools, devices, and systems designed to prevent actual or perceived security breaches, and other security or privacy-related incidents. Further, we could also be exposed to a risk of loss or litigation and potential liability under laws (including class actions), regulations, and contracts that protect the privacy and security of Personal Information. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our Company, and could materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

We receive, store, handle, transmit, use, and otherwise process Confidential Information. As a result, we and our handling of data are subject to a variety of laws, rules, and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we may be subject to state privacy laws such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (together, the “CCPA”), as well as other privacy statutes that share similarities to the CCPA that have been enacted in a number of other states. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of Personal Information and there remains interest at the federal level as well, reflecting a trend toward more stringent privacy legislation in the United States.

As we expand globally, we face additional legal and regulatory requirements that may impose substantial operational and compliance burdens. The laws and regulations of other jurisdictions may restrict the collection, storage, transmission, and exchange of data across jurisdictions, which could impose additional and substantial operational, financial, administrative, and compliance burdens on us. For example, in the European Economic Area (“EEA”) and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (collectively, the “U.K. GDPR”) (the EU GDPR and U.K. GDPR together referred to as the “GDPR”) for certain data processing. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of Personal Information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of Personal Information out of the EEA and the UK. Additionally, the GDPR requires us to enter into contractual arrangements when engaging service providers to process Personal Information on our behalf, or when jointly determining the purposes and means of processing Personal Information with another entity.

We may also be considered a financial institution under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA regulates, among other things, the use, disclosure and protection of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. Any failure to comply with the GLBA could result in substantial financial penalties.

We are also considered a “user” of consumer reports provided by consumer reporting agencies (“CRAs”) under the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (collectively, “FCRA”). FCRA regulates and protects consumer information collected by CRAs, grants consumers specific rights, and imposes specific obligations on CRAs, as well as “furnishers” of information to CRAs and “users” of consumer reports. Noncompliance with the FCRA can lead to civil and even criminal penalties, and it permits consumers to bring a private right of action if they are unsatisfied with the dispute resolution process.

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or may become applicable to our business, such as the EU ePrivacy Directive, the UK Privacy and Electronic Communications Regulations, the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. These may in the future result in claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Any significant changes to applicable laws, regulations, or industry practices regarding the use, transfer, or disclosure of Personal Information or regarding the manner in which the express or implied consent of individuals for the use and disclosure of such data is obtained – or in how these applicable laws, regulations, or industry practices are interpreted and enforced by state, federal, and international privacy regulators – could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims,

RIVIAN AUTOMOTIVE, INC.
regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that individuals share with us.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all of these obligations. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or that may conflict with other rules or our practices. We may also incur significant expenses to comply with privacy and security standards and controls imposed by laws, regulations, industry standards, or contractual obligations. Our failure to comply with applicable laws, directives, and regulations (e.g., the GDPR, CCPA and other applicable privacy laws) or related contractual obligations (including joint controllership and data processing agreements) may result in private claims or enforcement actions against us, including liabilities, fines, and damage to our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our use of artificial intelligence technologies may not be beneficial to our business, and may result in the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from harm to individuals or the violation of laws or regulations or contracts to which we are a party

Our roadmap integrates machine learning, artificial intelligence, and automated decision making (together, “AI Technologies”) in our products and business. However, in recent years use of these technologies has come under increased regulatory scrutiny. Already, certain existing legal regimes (e.g., relating to data privacy and consumer protection) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025.

We also expect that increased investment will be required in the future to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from harm to individuals or the violation of laws or contracts to which we are a party or civil claims.

In the United States, the new presidential administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the prior presidential administration. The new presidential administration then issued an executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded prior administration’s executive order. Thus, the new presidential administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level, together with state-level laws regulating AI Technologies that entered into force or are expected to in 2025, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

In addition, in August 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU.

New laws, guidance, and/or decisions in this area could provide a new regulatory framework that will evidence a necessity to adjust or that may limit our ability to use our existing machine learning and artificial intelligence models and require us to

RIVIAN AUTOMOTIVE, INC.
make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services.

Any unauthorized control or manipulation of our vehicles’ systems could result in a loss of confidence in us and our vehicles and harm our business.

Our vehicles contain complex technology systems. For example, our vehicles are outfitted with built-in data connectivity to install periodic remote updates to improve or update the functionality of our vehicles. We have implemented cryptographic technologies to deliver updates securely from Rivian, including a hardware security module to verify the integrity of vehicle software by using cryptographic hashes. We have designed, implemented, and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our Technology Systems and our vehicles, a and intend to implement additional security measures as necessary. However, hackers and other malicious actors may attempt in the future to gain unauthorized access to modify, alter, and use networks, vehicle software and our systems to gain control of, or to change, our vehicles’ software or to gain access to data stored in or generated by the vehicle. Errors and vulnerabilities, including zero days, in our information technology systems will be probed by third parties and could be identified and exploited in the future, and our remediation efforts may not be timely or successful. Any unauthorized access to or control of our vehicles or their systems or any unauthorized access to or loss of data could result in risks to our customers, unsafe driving conditions, or failure of our systems, any of which could result in interruptions in our business, regulatory investigations, legal claims or proceedings which may or may not result in our favor and could subject us to significant liability and expense. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems, or data are capable of being “hacked” and lack appropriate safety controls, could negatively affect our brand and harm our business, prospects, financial condition, results of operations, and cash flows.

We utilize third-party service providers to support our products, services and business operations and any errors, disruption, performance problems, delays, or failure in their or our products, services and business operations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation, and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of these products and services depend on the continued operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Third-party services have been and may be subject to errors, disruptions, security issues, or other performance deficiencies. In addition, if third party services are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices or at all, our business can be negatively impacted in a number of ways, including in errors or defects in our products and services, failure of our products and services, which could adversely affect the experience of our customers, our reputation, and brand, exposure to legal or contractual liability, an increase in our expenses, and interruption in our ability to manage our operations, all of which may take significant time and resources, increase our costs, and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

We are, and may in the future become, subject to patent, trademark, and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.

We are involved in, and may in the future become party to additional, intellectual property infringement proceedings. Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary or intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, lease, or market our products and services, which could make it more difficult for us to operate our business. From time to time, we have received, and may in the future receive, communications from holders of patents, trademarks, trade secrets, or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting, or otherwise violating such rights. Such parties have brought and may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. Our applications for and uses of trademarks relating to our products, services, or designs, could be found to infringe upon existing

RIVIAN AUTOMOTIVE, INC.
trademark rights owned by third parties. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold pending or issued patents that relate to our products, services or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses, could distract our technical and management personnel from their normal responsibilities and result in negative publicity. Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•cease selling, leasing or incorporating certain components into, or selling vehicles or offering products or services that incorporate or use the intellectual property that we allegedly infringe, misappropriate, dilute, or otherwise violate;
•pay substantial royalty or license fees or other damages;
•seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
•redesign or reengineer our vehicles, products, or services, which may be costly, time-consuming, or impossible; or
•establish and maintain alternative branding for our products and services.

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

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trademark, trade secret (including our business know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from attempting to copy, reverse engineer, or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe, misappropriate, or otherwise violate our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, patent, trademark, trade secret and other intellectual property laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues, which would adversely affect our business, prospects, financial condition, results of operations, or cash flows.

RIVIAN AUTOMOTIVE, INC.
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

Even if our patent applications result in issued patents, these patents may be contested, circumvented, or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies or products that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology and products. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable. As a result of these factors, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology or products. In addition, our competitors may design around our issued patents, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our use of open-source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our products and services, and subject us to possible litigation, claims or proceedings.

We use open-source software in connection with the development and deployment of our products and services, and we expect to continue to use open-source software in the future. Companies that use open-source software in connection with their products and services have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms, and we may be required to purchase a costly license or cease offering the implicated products or services unless and until we can reengineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the reengineering process successfully. Some open-source software licenses may require users who distribute proprietary software containing or linked to open-source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open-source license, which could include proprietary source code. In such cases, the open-source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur or could be claimed to have occurred, in part because open-source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts. In addition, failure to comply with Company policies on information technology and intellectual property may create a risk of public disclosure of confidential, proprietary, or sensitive information, such as source code or business plans, when using certain publicly available or open-source software programs that train their models with information provided by users, such as generative artificial intelligence or other software utilizing learning models. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our products and services depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that we use could prevent the deployment or impair the functionality of our products and services and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our products and services through

RIVIAN AUTOMOTIVE, INC.
cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of facilities to support R2 in our Normal Factory and our Stanton Springs North Facility.

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other operating permits from federal, state and local government entities. While we currently have all the permits necessary to carry out and perform our current plans and operations at our Normal Factory, expansion of our operations at our Normal Factory and construction and operations at our Stanton Springs North Facility will require additional permits, approvals, certifications, and licenses. See Part I, Item 3 “Legal Proceedings” for additional information on matters related to our Stanton Springs North Facility. Delays, legal challenges by project opponents, denials or restrictions of any applications or assignment of any permits, approvals, certifications, and licenses, whether for our current facilities or any future facility, such as spaces, service centers and parts distribution centers could adversely affect our ability to execute on our business plans and objectives.

The R2 Normal Factory expansion and construction of the Stanton Springs North Facility will require substantial capital and numerous federal, state and local permits. In addition, the projects requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete either project. Any significant problems or additional delays in the R2 Normal Factory expansion or the construction of the Stanton Springs North Facility or in bringing the manufacturing facility to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles.

We are subject to various environmental, health, and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial, and/or local environmental, health, and safety laws and regulations, including laws relating to the use, handling, storage, and disposal of, and human exposure to, hazardous materials. Environmental, health, and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental, health, and safety laws, which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, and fines and penalties. Compliance with environmental, health, and safety laws and regulations could also lead to increased costs, including remediation of any discovered issues, and changes to our operations, which may be significant, and failures to comply could result in significant expenses, delays, substantial fines and penalties, third-party damages, suspension of production, or a cessation of our operations.

RIVIAN AUTOMOTIVE, INC.
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

We are subject to substantial and evolving regulation and unfavorable changes to, or our failure to comply with, these regulations could have a material adverse effect our business, prospects, financial condition, results of operations, and cash flows.

Our vehicles, software and services, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. Regulations could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, including as a result of presidential, congressional, state and local elections, and judicial rulings, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, there is uncertainty regarding the impact of the new United States presidential administration's policies with respect to the EV industry and government funding, incentives, tax credits, regulatory credits and tariffs, which could have a material adverse effect on our business, results of operations or financial condition. In particular, we face risks associated with changes to regulations related to the EV industry and alternative energy, such as:

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

To the extent the laws change, or are interpreted or enforced differently, our vehicles, software and services may not comply with applicable international, federal, state, or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is costly, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret, and may change over time. Continued regulatory limitations and other obstacles

RIVIAN AUTOMOTIVE, INC.
interfering with our ability to sell or lease vehicles directly to consumers could have a material and adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our business could be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to the imposing country and import raw materials and product components for our vehicles. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. The new presidential administration recently imposed new tariffs on imports to the United States from China, Mexico and Canada, with the tariffs on Mexico and Canada subject to a 30-days delay. If we experience cost increases as a result of existing or future tariffs, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. In addition, China has imposed retaliatory tariffs on the United States and, if tariffs on Mexico and Canada were to go into effect, these countries could also impose retaliatory tariffs on the United States. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

In addition, changes to our products or services, or changes in applicable export control, import, or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or services or, in some cases, prevent the export or import of our products and services to certain countries, governments or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons, or technologies targeted by such laws and regulations could also result in decreased use of our products and services, as well decreasing our ability to export or market our products and services to potential customers. Any decreased use of our products and services or limitation on our ability to export or market our products and services could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
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

RIVIAN AUTOMOTIVE, INC.
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

Increasing scrutiny and changing requirements, attitudes or expectations from global regulators, our investors, consumers, employees, and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. Global regulators, investors, consumers, employees, and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus, public reporting regarding ESG practices is more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulators, investor, consumer, employee or other stakeholder expectations on ESG matters, particularly because our mission is to create innovative and technologically advanced products with the goal of accelerating the global transition to zero-emission transportation and energy, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further, softening of ESG support among some stakeholders and government institutions and we could be criticized by some for the scope or nature of our ESG initiatives or goals or for any revisions to these initiatives or goals. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment) or consumers or business partners (such as boycotts or negative publicity campaigns) targeting the Company that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may at times engage in voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments, and any such initiatives or achievements of such commitments may be costly. For example, we have shared goals around climate, product, and belonging. In addition, our commitment to The Climate Pledge, pursuant to which signatories pledge to reach net-zero emissions by 2040, and subsequent reporting and emissions reductions and offsets could require considerable investments, and our commitments, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, is complex and ambitious, and we cannot guarantee that we will meet that or any other of our commitments. Our ability to achieve our commitments, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Such risks include, for example, the availability and cost of low or non-carbon based energy sources, the evolving regulatory requirements affecting ESG standards or disclosures, the availability of suppliers that can meet our sustainability and other standards, our ability to recruit, develop, and retain a diverse range of talent, and other items discussed in these risk factors. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach in the field to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, frameworks, protocols, standards, or other requirements, internal controls, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to achieve, any of our goals, either on an initial timeline or at all. Implementing and achieving our commitments and other initiatives may also result in increased costs in our supply chain and business operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We may not achieve our commitments in the

RIVIAN AUTOMOTIVE, INC.
manner we currently intend or at all, and any failure (or perceived failure) to meet such commitments may adversely impact our relationship with certain stakeholders.

In addition, there could be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, in March 2024, the SEC issued final rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. If these rules, which are currently on hold and subject to litigation, are enforced by the incoming federal administration, they would require us to incur significant additional costs to comply. In addition, we expect to be subject to California’s recently enacted climate disclosure laws which will require in-scope companies to report on greenhouse gas emissions and climate-related financial risks. The future of the California climate disclosure laws is currently uncertain, as these laws are subject to ongoing litigation, and the CARB is currently undertaking a solicitation to gather information to aid in implementing the laws. Similarly, we expect to be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU directives or EU and EU member state regulations, or various disclosure requirements on various sustainability topics, including climate change, resource use, workforce, human rights, supply chain, and business conduct. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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
•changes in our capital structure, such as future issuances of debt or equity securities, including, but not limited to, Volkswagen Group’s proposed additional equity investments in us;
•short sales, hedging, and other derivative transactions involving our capital stock, including by holders of our 2029 Green Convertible Notes or 2030 Green Convertible Notes that employ a convertible arbitrage strategy with respect to such notes;
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;

RIVIAN AUTOMOTIVE, INC.
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and Ukraine and in the Middle East and related economic sanctions, pandemics, incidents of terrorism, or responses to these events; and
•the other factors described in this Part I Item 1A. “Risk Factors”.

The stock market in general, and the market for technology companies and EV companies in particular, has experienced extreme price and volume fluctuations, which in many cases have been unrelated or disproportionate to the results of operations of those companies. Significant declines in the market price of our Class A common stock could also impact customer confidence in the Company, which could have an adverse impact on our sales. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of a stockholder’s investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Such litigation could result in substantial costs and divert management’s attention and resources from our business.

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain significant voting power.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 36.4% of the voting power of our outstanding capital stock as of December 31, 2024 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control, entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 7.6% of the voting power of our outstanding capital stock but 1.9% of the total shares of common stock outstanding as of December 31, 2024.

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

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our pre-IPO security holders have substantial unrecognized gains on the value of the equity they hold, and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.

RIVIAN AUTOMOTIVE, INC.
All of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of December 31, 2024, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 125 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

Further, in March 2024, we paid 2023 bonus awards in the form of RSUs, which vested immediately upon grant in an aggregate amount of $179 million. Subject to satisfaction of certain performance conditions related to production and other targets, we plan to pay certain 2024 bonus awards in the form of RSUs in the first quarter of 2025 under the 2021 Incentive Award Plan, which will vest immediately upon grant. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the conversion of some or all of the 2029 Green Convertible Notes and the 2030 Green Convertible Notes will dilute the ownership interests of existing stockholders to the extent the Company delivers shares of Class A common stock upon such conversion. Further, the completion of Volkswagen Group’s proposed additional equity investments in us would cause further dilution, to extent certain conditions and certain milestones are achieved.

In addition, certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Moreover, the terms of our ABL Facility, the indenture governing the 2026 Notes, and the DOE Loan when funded, restrict the ability of certain of our subsidiaries to pay dividends to us, and any additional debt we may incur in the future may restrict our ability to declare or pay cash dividends or make distributions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

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

RIVIAN AUTOMOTIVE, INC.
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

In addition, certain provisions in the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) and the governing indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2029 Green Convertible Notes and the 2030 Green Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2029 Green Convertible Notes and the 2030 Green Convertible Notes and the governing indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

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

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters, and the acute physical effects of climate change, which may include more frequent or severe storms, hurricanes, floods, droughts, heatwaves, and wildfires, and other similar events. For example, we have offices and a significant number of employees in California, a region known for seismic activity and wildfire risk. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, software and services, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. In certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility, and other financial impacts. Any prolonged disruption of operations at our facilities or our vendors’ or suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions, or other natural disasters, including due to climate change, a health epidemic, pandemic or similar outbreak, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

RIVIAN AUTOMOTIVE, INC.
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

If we identify material weaknesses in the future or fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements or comply with applicable laws and regulations could be impaired, which could adversely affect investor confidence in the accuracy and completeness of our financial statements and adversely affect our business and operating results and the market price for our Class A common stock.

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting, which were remediated as of December 31, 2023.

However, there can be no assurance that the measures we have taken to date, or any actions we may take in the future, will be effective in preventing or mitigating potential future material weaknesses. If we are then unable to remediate the material weaknesses in a timely manner, this may negatively impact the public perception of the Company and cause investors to lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our Class A common stock, harm our ability to raise capital on favorable terms, or at all, in the future, and subject us to litigation or investigations by regulatory authorities, which could require additional financial and management resources or otherwise have a negative impact on our financial condition.

We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward our efforts to achieve and maintain effective internal control over financial reporting. As a result of the complexity involved in

RIVIAN AUTOMOTIVE, INC.
complying with the rules and regulations applicable to public companies, the development and implementation of the standards and controls necessary to achieve the level of accounting standards required of a public company may require costs greater than expected or take longer to achieve.

We will continue to incur significant additional costs as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We have incurred and will continue to incur increased costs associated with reporting and corporate governance rules and regulations for public companies. These rules and regulations have increased, and are expected to evolve and to significantly increase our accounting, legal, and financial compliance costs and have made, and will continue to make, some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. In addition, our executive officers have limited experience in the management of a publicly traded company and will need to devote substantial attention to complying with the increasingly complex laws pertaining to public companies and interacting with public company analysts and investors, which may divert attention away from the day-to-day management and growth of our business, including operational, research and development, and sales and marketing activities, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also expect public company rules, regulations, and oversight to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

RIVIAN AUTOMOTIVE, INC.

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

While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations, or cash flows. For more information regarding the risks we face from cybersecurity threats, refer to the heading “Breaches in data security, failure of Technology Systems, cyber-attacks or other security or privacy-related incidents affecting us or our vendors and suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.” included in Part I, Item 1A. “Risk Factors” included in this Form 10-K.

Item 2. Properties

Rivian is based in Southern California. Our principal facilities include leased and owned properties in the United States, Canada, and Europe that are used for engineering, research and development, design, customer engagement, sales, service, and administrative activities. We own an approximately 4.7 million square foot manufacturing facility in Normal, Illinois (the “Normal Factory”) with the capacity to produce up to 150,000 vehicles annually. Our footprint also includes leased and owned property for service centers, Rivian Adventure Network, and spaces.

In November 2023, we entered into a long-term rental agreement for approximately 1,700 acres of land with plans to develop a manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”). We are planning to begin construction of the Stanton Springs North Facility in 2026.

Our facilities are suitable and adequate for the conduct of our business. The Normal Factory is primarily used by the automotive segment, and Rivian Adventure Network sites are primarily used by the software and services segment. All other facilities are generally used by both reportable segments.

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

These matters also include the following:

RIVIAN AUTOMOTIVE, INC.
•On July 17, 2020, Tesla, Inc. (“Tesla”) filed suit against Rivian Automotive, Inc., Rivian Automotive, LLC and a number of former Tesla/current Rivian group employees in California Superior Court, Santa Clara County. The claims in the operative pleading, the Fourth Amended Complaint (“4AC”) filed on September 28, 2021, were claims for trade secret misappropriation against Rivian and various individual defendants and breach of contract against the individual defendants (but not against Rivian). Tesla alleged that the individual defendants took confidential and trade secret documents and information at Rivian’s direction when they left Tesla’s employ to join Rivian, including recruitment and personnel information, sales data, service data, manufacturing information, new market expansion information, and documents and code relating to battery technology. Tesla also alleged that by doing so, the individual defendants breached their non-disclosure and other agreements with Tesla. The 4AC sought damages, injunctive relief and attorneys’ fees, among other things. This suit was dismissed with prejudice on December 13, 2024.

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

•On January 27, 2023, six individuals filed a Complaint in Morgan County (Georgia) Superior Court against Morgan County, Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction compelling Morgan County to enforce the zoning laws. On August 2, 2023, the court granted the motion to intervene in this suit filed by the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County. On January 2, 2024, the court granted defendants’ motions to dismiss, and on January 30, 2024 Plaintiffs filed a Notice of Appeal. By Order dated September 30, 2024, the Georgia Court of Appeals affirmed the Morgan County Superior Court’s Order of dismissal. On October 21, 2024 Plaintiffs-Appellants filed a Petition for Writ of Certiorari to the Supreme Court of Georgia, which was denied by Order dated January 14, 2025, thus concluding this matter. On January 31, 2023, the same plaintiffs filed a Complaint in Fulton County (Georgia) Superior Court against the State of Georgia. The lawsuit seeks declaratory and injunctive relief related to the property where Rivian New Horizon’s planned manufacturing plant is to be located. More specifically, it seeks a declaratory judgment that the property, and Rivian New Horizon’s proposed project thereon, is subject to local and state zoning laws and an injunction (1) compelling the State to enforce the zoning laws, and (2) enjoining the State (and its groups/agencies) from taking further action on this project until the zoning laws are complied with. The State of Georgia has moved to dismiss or transfer this suit. By Order dated April 4, 2024, the Court granted the parties’ Joint Motion to Stay Proceedings. On January 30, 2025 this suit was dismissed without prejudice.

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

RIVIAN AUTOMOTIVE, INC.
•On May 31, 2024 an alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-04566) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. Lead Plaintiffs' Amended Complaint, filed December 11, 2024, alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. On January 7, 2025 the defendants filed a Motion to Dismiss. We believe the alleged stockholder’s claims are meritless and intend to vigorously defend against this lawsuit.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see Part I, Item 1A. “Risk Factors” and Note 16 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K.

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

Holders

As of February 14, 2025, there were approximately 108 shareholders of record of our Class A common stock and one shareholder of record of our Class B common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of our Class A common stock is held in “street name” by brokers, banks, and other financial institutions.

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

RIVIAN AUTOMOTIVE, INC.
It assumes an initial investment of $100 at the market close on November 10, 2021, which is the first day our Class A common stock began trading.
The following table summarizes stock performance graph data points in dollars.

	Base Period	Fiscal Quarters
	Nov 10	Q4	Q2	Q4	Q2	Q4	Q2	Q4
	2021	2021	2022	2022	2023	2023	2024	2024
Rivian	$100	$103	$26	$18	$17	$23	$13	$13
NASDAQ Composite	$100	$100	$71	$68	$88	$96	$114	$124
NASDAQ OMX Global Automobile	$100	$94	$74	$65	$83	$83	$84	$90

Item 6. [ Reserved ]

RIVIAN AUTOMOTIVE, INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Annual Report on Form 10-K (“Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The discussion of our financial condition and results of operations for financial statement line items other than revenues, cost of revenues, and gross profit for the year ended December 31, 2022 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining electric vehicles (“EVs”) as well as software and services that address the entire lifecycle of the vehicle. The Company creates innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are built in the United States and are sold directly to consumer and commercial customers. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

Our vertically integrated zonal network architecture serves as the basis for the recently-formed Rivian and VW Group Technology, LLC (the “Joint Venture”). We expect the Joint Venture to develop industry-leading software-enabled features and capabilities to address global markets and segments across a variety of vehicle platforms; including mass-market, premium, and modern-luxury.

Rivian also built and offers a vertically integrated set of software and services that span across the entire purchase and ownership process. These services include remarketing, vehicle repair and maintenance, charging, software subscriptions, financing, insurance, and more. Interconnected by our data and analytics backbone, our services are designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

During the three months ended December 31, 2024, in conjunction with growth in revenues from software and services and establishing Rivian and VW Group Technology, LLC, there was a change in the composition of the Company’s segments. As a result of this change, the Company now analyzes the results of the business through the following reportable segments: Automotive and Software and Services.

Additional information about our business, reportable segments, and products and services is included in Part I, Item 1. “Business”. During the year ended December 31, 2024, we produced 49,476 vehicles and delivered 51,579 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including our midsize platform (“MSP”). In the first quarter of 2024, we unveiled our R2 and R3 product lines, underpinned by our new MSP, and offered the opportunity for customers to make reservations for the R2 with a cancellable and fully refundable deposit of $100. We expect to start production of the R2 in the first half of 2026. We believe our MSP will be foundational to Rivian’s long-term growth and profit potential. We believe it positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, network architecture and vehicle electronics. In addition, the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. In the second quarter of 2024, we began offering our second generation R1

RIVIAN AUTOMOTIVE, INC.
vehicles, which have been reengineered for more efficiency, lower cost, and higher performance. In the third quarter of 2024, we launched the Rivian pre-owned vehicle program which expands opportunities to gain new customers. Our future financial performance will also depend on our ability to offer software and services that profitably deliver an intuitive, seamless, and compelling customer experience profitably.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but through our investment in marketing and our communication strategy, we expect to see substantial increases in brand awareness, translating into more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns, such as MSP and second generation R1 introduction events in the first and second quarter of 2024, respectively. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives, and building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract consumers. Our future success will also depend on growing our base of commercial customers, which may require additional investments in customer education regarding our products and services. For our commercial customers, the evaluation process may be longer, with complex procurement and budgeting considerations. We have entered into pilot programs for, and begun deliveries of, Rivian Commercial Vans (“RCVs”), and we expect to increase our commercial vehicle sales and marketing efforts in the near term. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues and improve our financial performance.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In the first quarter of 2024, we announced that initial production of R2 will be at our Normal Factory, resulting in the expansion of production capacity to approximately 215,000 units of annual production. Significant capital expenditures will be required to support the integration of R2 into our Normal Factory. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. We may incur impairments of our equipment in the plant if the utilization of our plant capacity does not increase in the future. As a result of the updates made to our Normal Factory during the plant retooling upgrade, we accelerated depreciation during the first and second quarter of 2024 and had higher overhead costs per unit due to lower production in the second quarter of 2024. Following the plant retooling upgrade during the second quarter of 2024, we are beginning to experience improved manufacturing efficiencies. As our production capabilities continue to mature, we anticipate these benefits to reduce our cost per vehicle. The introduction of our second generation R1 vehicles has reduced material costs as a result of engineering design changes and improvements in supplier commercial terms. In addition, we expect to leverage previous technologies and platforms while growing sales and service infrastructure to support R2. Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, and pursuing opportunities to drive down warranty cost through quality. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. We believe our Joint Venture established in November 2024 reaffirms our strategy to vertically integrate our technology platform. The Joint Venture is expected to substantially expand the market applications for our software and associated zonal electrical architecture.

Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network, and charging

RIVIAN AUTOMOTIVE, INC.
accessibility will be critical for supporting growth. During the first quarter of 2024, Rivian vehicles gained access to over 20,000 Tesla Superchargers across the United States and Canada using the North American Charging Standard DC adapter. We also opened up the Rivian Adventure Network to non-Rivian EVs in December 2024, allowing us to leverage the fixed costs associated with each charging site, which we expect will turn each charging site into a profit center over time and allow us to meet one of the key requirements for the government grants associated with expanding domestically-manufactured fast chargers across the country. We have expanded our service centers and spaces to allow for enhanced product education and customer engagement. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale our ecosystem, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Drive Adoption of our Software and Services. Software and services are a key part of our growth strategy. We offer a variety of software and services, including vehicle electrical architecture and software development services, remarketing, vehicle repair and maintenance, charging, vehicle accessories, financing, insurance, and FleetOS solutions that we believe will grow our revenues outside of vehicle sales. In addition, in the fourth quarter of 2024 we began offering Connect+, a subscription-based streaming and connectivity service, and expect to offer Rivian Autonomy Platform+, a premium expansion of automated driver assistance support, in the future. As we increase our base of Rivian customers and expand our software and services portfolio, we expect our customers to expand their usage of our software and service offerings over the full lifecycle of their vehicle ownership. We believe the software and services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, thereby improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver a broad combination of performance, utility, and capability, as well as software and services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. We executed a plant retooling upgrade in the second quarter of 2024 to introduce new technologies and cost-oriented material changes into our R1 platform and retool the R1 production line, which temporarily impacted our production. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience further manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. For example, we plan to shut down our Normal Factory for approximately one month in the second half of 2025 to integrate key elements of our manufacturing process in preparation for the planned launch of R2 in the first half of 2026, which will temporarily impact our overall production. We believe that the expansion of our production capacity at our Normal Factory to 215,000 units of annual production will allow us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of raw materials and product components. Any inability or unwillingness of our suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact our business. The imposition of tariffs and other trade barriers may make it more costly for us to import raw materials and product components for our vehicles. We have experienced and may continue to experience cost fluctuations and disruptions in supply of raw materials and product components that could impact our financial performance. Additionally, we have received claims from our suppliers related to supplier contract changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 16 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K for more information on supplier contingencies. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

RIVIAN AUTOMOTIVE, INC.
•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations. We believe we are well-positioned for international expansion within the consumer and commercial vehicle markets. Factors that we believe will aid our successful international growth include: the highly flexible, modular nature of our platforms, which we anticipate will provide us the ability to introduce new vehicle programs and configurations; our digital-first approach, which we anticipate will allow us to expand quickly; and our product development expertise, which we anticipate will enable us to offer significant customization for diverse international markets and demographics.

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

•Ability to Maintain Our Culture, Attract and Retain Talent, and Scale Our Team. We believe our culture has been a key contributor to positive response from our customers, and our mission promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively pursue our objectives. If we are unable to retain or hire key personnel, our business and competitive position may be harmed resulting in an adverse impact to our prospects, financial condition, results of operations, and cash flows.

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we generally expect delivery volumes of commercial vehicle sales to be less in the winter months as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet, which could result in higher finished goods inventory levels during this period. We delivered more EDVs than seasonally typical during the fourth quarter of 2024 and as a result expect to deliver more limited volumes, resulting in higher finished goods inventory, in the first quarter of 2025.

•Government Incentives. There are various government policies, grants, loans, and other incentives, including regulatory credits, designed to increase EV adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. For example, the Inflation Reduction Act of 2022 offers a tax credit for EV purchases or leases contingent upon pricing limits, customer income limits, and assembly, manufacturing, and sourcing requirements. Additionally, we have entered into a loan facility with the Department of Energy, and an amended agreement with the Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County to support our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), and a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity through which we are eligible for an incentive package to support the renovation and expansion of our Normal Factory. United States federal government incentives are subject to change by the new Congress and presidential administration. Any reduction or elimination of these or other similar incentives, or failure of our vehicles to meet tax credit eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows. In addition, we earn tradable credits in the operation of our business under various regulations related to zero emission vehicles, greenhouse gas, fuel economy, renewable energy, and clean fuel. We have contracted and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards, and other regulatory requirements. The future of such programs is uncertain at this time. If these regulatory credits become unavailable or change in the future, it could affect our profitability and have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. In order to help slow inflation, the United States Federal Reserve Bank has raised interest rates rapidly and substantially and interest rates have remained relatively elevated. This has impacted vehicle financing affordability to customers and may influence customers’ buying decisions for less expensive

RIVIAN AUTOMOTIVE, INC.
vehicles, or may cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially during periods of elevated inflation, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Components of Operating Results

We expect to incur significant operating costs and expenses that will impact our future profitability, including raw material procurement costs, servicing and warranty costs as we expand our deliveries, research and development (“R&D”) expenses as we develop and introduce new vehicles, software, and services and improve our existing vehicles and services, additional operating costs and expenses for production ramp-up, selling and distribution expenses as we market our vehicles and services, and general and administrative expenses as we scale our operation, as well as capital expenditures in the expansion of our manufacturing footprint and operations and debt servicing costs. Our ability to become profitable in the future will depend on our ability not only to successfully market and sell our vehicles, software, and services at prices we establish, but also to appropriately control costs and realize economies of scale.

Automotive

Revenues and Cost of revenues

The majority of our Automotive revenues is derived from sales of consumer and commercial electric vehicles, as well as the sale of regulatory credits generated by the production and sale of electric vehicles. The majority of our Automotive cost of revenues is driven by direct materials and labor costs, including stock-based compensation; manufacturing overhead (e.g., depreciation of machinery and tooling); shipping and logistics costs; and reserves, including for estimated warranty costs and adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”). Automotive cost of revenues benefits from reductions resulting from the generation of manufacturing-related refundable tax credits.

Software and Services

Revenues and Cost of revenues

The majority of our Software and Services revenues is derived from remarketing and vehicle repair and maintenance services, as well as new services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture and software technology for use in future vehicle programs. The majority of our Software and Services cost of revenues is driven by direct materials (e.g., remarketing vehicles) and labor costs, including stock-based compensation.

Operating expenses

Research and development

Our Research and development (R&D”) cost consists primarily of expenses incurred for the development of our vehicles and related technologies. These expenses include personnel expenses for teams in engineering and research including stock-based compensation, benefits, and cash incentives, prototyping expenses, consulting and contractor expenses, amortization expenses, data services, including hosting, storage, and compute, and allocation of indirect expenses.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of personnel costs for employees in our sales, service, facilities, corporate, executive, finance, and other administrative functions, as well as outside professional services, including legal, accounting, and audit services. Personnel costs consist of salaries, wages, bonus and commissions (as applicable), stock-based compensation, benefits, and employment taxes. SG&A expenses also include allocated facilities expenses such as utilities, rent, and depreciation, and other general corporate expenses such as travel, recruiting, and marketing expenses, as well as taxes and insurance.

RIVIAN AUTOMOTIVE, INC.
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

	Years Ended December 31,
	2022	2023	2024
Automotive	$1,554	$4,132	$4,486
Software and services	104	302	484
Total revenues	1,658	4,434	4,970
Automotive	4,666	6,150	5,693
Software and services	115	314	477
Total cost of revenues	4,781	6,464	6,170
Gross profit	(3,123)	(2,030)	(1,200)
Operating expenses
Research and development	1,944	1,995	1,613
Selling, general, and administrative	1,789	1,714	1,876
Total operating expenses	3,733	3,709	3,489
Loss from operations	(6,856)	(5,739)	(4,689)
Interest income	193	522	385
Interest expense	(103)	(220)	(318)
Loss on convertible notes, net	—	—	(112)
Other income (expense), net	18	6	(7)
Loss before income taxes	(6,748)	(5,431)	(4,741)
Provision for income taxes	(4)	(1)	(5)
Net loss	(6,752)	(5,432)	(4,746)
Less: Net income attributable to noncontrolling interest	—	—	1
Net loss attributable to common stockholders	$(6,752)	$(5,432)	$(4,747)

Production volume	24,337	57,232	49,476
Delivery volume	20,332	50,122	51,579

RIVIAN AUTOMOTIVE, INC.

Automotive

Revenues

	Years Ended December 31,			2022 vs 2023 Change		2023 vs 2024 Change
(in millions, except delivery volume)	2022	2023	2024	$	%	$	%
Revenues	$1,554	$4,132	$4,486	2,578	166%	354	9%

Delivery volume	20,332	50,122	51,579	29,790	147%	1,457	3%

Comparison of the years ended December 31, 2023 and 2024

Automotive revenues increased primarily due to an increase in deliveries of 1,457 vehicles and an increase in sales of automotive regulatory credits of $252 million.

Comparison of the years ended December 31, 2022 and 2023

Automotive revenues increased primarily due to an increase in deliveries of 29,790 vehicles, increased average selling prices, and sales of automotive regulatory credits of $73 million.

Cost of revenues and Gross profit

	Years Ended December 31,			2022 vs 2023 Change		2023 vs 2024 Change
(in millions, except production and delivery volume)	2022	2023	2024	$	%	$	%
Cost of revenues	$4,666	$6,150	$5,693	$1,484	32%	$(457)	(7)%
Gross profit	$(3,112)	$(2,018)	$(1,207)	$1,094	(35)%	$811	(40)%

Production volume	24,337	57,232	49,476	32,895	135%	(7,756)	(14)%
Delivery volume	20,332	50,122	51,579	29,790	147%	1,457	3%

Comparison of the years ended December 31, 2023 and 2024

For the year ended December 31, 2024, Automotive cost of revenues included $740 million of depreciation and amortization expense. The year-over-year decrease in Automotive cost of revenues was primarily due to reductions in the cost of raw materials and product components, in part driven by the introduction of new vehicle technologies to the R1 platform during the plant retooling upgrade in the second quarter of 2024.

The Company recorded a $107 million net charge to reflect the lower of cost or net realizable value (“LCNRV”) of inventory and losses on firm purchase commitments for the year ended December 31, 2023. Because the $121 million year-over-year decrease in losses on firm purchase commitments exceeded the $66 million LCNRV write-down on the carrying value of inventory as of December 31, 2024, the Company did not have a net non-cash loss for inventory LCNRV write-downs and losses on firm purchase commitments during the year ended December 31, 2024; that is, the net loss for inventory LCNRV write-downs and losses on firm purchase commitments was realized into cash losses (see Note 7 "Inventory" for more information). The decrease in LCNRV write-downs of inventory and losses on firm purchase commitments is primarily due to projected positive-margin variants and an overall decrease in estimated cost of raw materials and product components.

Automotive gross profit losses improved for the year ended December 31, 2024, primarily due to the increase in sales of automotive regulatory credits, the reductions in the cost of raw materials and product components, and the decrease in LCNRV write-downs of inventory and losses on firm purchase commitments noted above. In the near term, we expect Automotive gross profit losses to continue to improve through material cost reductions driven by lower raw material cost,

RIVIAN AUTOMOTIVE, INC.
engineering design changes, and commercial supplier negotiations, as well as average selling price increases as more premium offerings such as our Quad and Tri motor configurations make up a higher share of our overall sales mix, subject to regulatory or other changes that could negatively impact us. Over the medium to long term, we expect Automotive gross profit to improve through the expected margin profile of our MSP, improved fixed cost per vehicle due to the launch of R2 in our Normal Factory, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities.

Comparison of the years ended December 31, 2022 and 2023

Automotive cost of revenues increased as a result of the increase in production and delivery of 32,895 and 29,790 vehicles, respectively. Additionally, depreciation and amortization expense increased by $186 million, partially offset by a decrease in LCNRV write-downs of inventory and losses on firm purchase commitments from $920 million to $107 million.

The decrease in LCNRV write-downs of inventory and losses on firm purchase commitments compared to the previous period is primarily due to a decrease in the cost to manufacture our products as a result of increased vehicle deliveries, lower material costs, and higher estimated selling prices.

Automotive gross profit losses decreased for the year ended December 31, 2023, primarily due to the increase in vehicle production and deliveries, lower material costs, and higher average selling prices noted above.

Software and Services

Revenues

	Years Ended December 31,			2022 vs 2023 Change		2023 vs 2024 Change
(in millions)	2022	2023	2024	$	%	$	%
Revenues	$104	$302	$484	198	190%	182	60%

Comparison of the years ended December 31, 2023 and 2024

Software and services revenues increased primarily due to new vehicle electrical architecture and software development services, an increase in vehicle repair and maintenance services, and increased remarketing sales.

Comparison of the years ended December 31, 2022 and 2023

Software and services revenues increased primarily due to an increase in remarketing sales and increased vehicle repair and maintenance services.

Cost of revenues and Gross profit

	Years Ended December 31,			2022 vs 2023 Change		2023 vs 2024 Change
(in millions)	2022	2023	2024	$	%	$	%
Cost of revenues	$115	$314	$477	$199	173%	$163	52%
Gross profit	$(11)	$(12)	$7	$(1)	9%	$19	(158)%

Comparison of the years ended December 31, 2023 and 2024

For the year ended December 31, 2024, Software and services cost of revenues included $4 million of depreciation and amortization expense. The year-over-year increase in Software and services cost of revenues was primarily due to increased volumes of vehicle repair and maintenance services and remarketing sales, as well as new vehicle electrical architecture and software development services.

Software and servicesgross profit increased for the year ended December 31, 2024, primarily due to new vehicle electrical architecture and software development services. We expect Software and services gross profit to continue increasing over

RIVIAN AUTOMOTIVE, INC.
time as we continue providing vehicle electrical architecture and software development services and remarketing, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as Connect+.

Comparison of the years ended December 31, 2022 and 2023

Software and services cost of revenues increased, primarily due to increased volumes of remarketing sales and vehicle repair and maintenance services. Software and services gross profit remained essentially flat year-over-year as a result of relatively similar increases in revenues and cost of revenues.

Research and development

	Years Ended December 31,		2023 vs 2024 Change
(in millions)	2023	2024	$	%
Research and development	$1,995	$1,613	$(382)	(19)%

For the year ended December 31, 2024, R&D expenses included $74 million of depreciation and amortization expense. R&D expenses decreased year-over-year primarily due to a $154 million decrease in engineering, design, and development costs that were incurred in the prior year in order to introduce new vehicle technologies to the R1 platform, a $69 million decrease in miscellaneous expenses primarily resulting from reductions to the carrying value of long-lived assets that occurred in the prior year, a $48 million decrease in stock-based compensation expense primarily resulting from a decrease in the total amount of accrued stock-based bonus incentives, and a $32 million decrease in payroll and related expenses primarily resulting from reduced headcount.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Years Ended December 31,		2023 vs 2024 Change
(in millions)	2023	2024	$	%
Selling, general, and administrative	$1,714	$1,876	$162	9%

For the year ended December 31, 2024, SG&A expenses included $213 million of depreciation and amortization expense. SG&A expenses increased year-over-year primarily due to an $81 million increase in payroll and related expenses predominantly from an increase in personnel at service centers and spaces, a $55 million increase in sales and marketing expenses to support go-to-market operations, and a $46 million increase in utilities and facilities expenses primarily resulting from an increase in rent and repair and maintenance expense for additional Rivian Adventure Network Direct Current fast chargers (“Rivian Adventure Network”) sites and service centers, partially offset by a $58 million decrease in stock-based compensation expense primarily resulting from a decrease in the total amount of accrued stock-based bonus incentives.

We plan to make continued investments in our facilities, go-to-market operations, vehicle repair and maintenance assets, and technology for our future operations.

Other income (expense), net

	Years Ended December 31,		2023 vs 2024 Change
(in millions)	2023	2024	$	%
Interest income	$522	$385	$(137)	(26)%
Interest expense	$(220)	$(318)	$(98)	45%
Loss on convertible notes, net	$—	$(112)	$(112)	nm
Other income (expense), net	$6	$(7)	$(13)	(217)%

RIVIAN AUTOMOTIVE, INC.
Interest income decreased for the year ended December 31, 2024 primarily due to lower average balances of cash equivalents and short-term investments.

Interest expense increased for the year ended December 31, 2024 primarily due to the issuance of the 2029 Green Convertible Notes and 2030 Green Convertible Notes (“Green Convertible Notes”) in 2023. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

Loss on convertible notes, net reflects the loss on conversion of the $1,000 million principal amount unsecured convertible promissory note due June 2026 (“2026 Convertible Note”). See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

Provision for income taxes

As of December 31, 2023 and 2024, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, net deferred tax assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2023	December 31, 2024
Cash and cash equivalents	$7,857	$5,294
Short-term investments	1,511	2,406
Availability under ABL Facility	1,100	1,363
Total liquidity	$10,468	$9,063

In September 2023, we entered into an amended Economic Development Agreement with the State of Georgia, and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County through which we are eligible for an incentive package valued at up to $1.5 billion including tax credits and exemptions, grants to offset eligible costs of the Stanton Springs North Facility, site development and preparation, and recruitment and job training programs in exchange for our commitment during a specified period ending on December 31, 2047 to (i) create 7,500 new jobs for full-time employees at the Stanton Springs North Facility and (ii) make a minimum capital investment of $5.0 billion in the Stanton Springs North Facility. See Note 9 "Leases" to our consolidated financial statements included in this Form 10-K for more information on the Rental Agreement that was executed in relation to this incentive package.

In May 2024, we entered into a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity in which we agreed to renovate and expand our existing manufacturing operations at our Normal Factory, make capital expenditures of at least $1.5 billion by December 31, 2029, create new full-time jobs, and also to retain a number of existing full-time jobs in Illinois. As consideration for and as a condition to the commitments defined within the agreement, we are eligible for an incentives package valued at up to approximately $0.8 billion, including tax credits and exemptions, and grants to offset eligible costs of the Normal Factory expansion. Tax credits will be eligible for issuance for an initial period of 15 years, with an opportunity for an additional 15-year extension. In October 2024, we received approximately $0.1 billion in connection with this agreement.

RIVIAN AUTOMOTIVE, INC.
In June 2024, we received $1.0 billion in proceeds from the 2026 Convertible Note, which converted into shares of the Company’s Class A common stock in December 2024. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information. In addition, in November 2024, we received $1.3 billion from Volkswagen International America Inc. and Volkswagen AG and its affiliates (“Volkswagen Group”) for intellectual property licensed to Volkswagen Group, enabling them to benefit from the Company’s existing technologies in conjunction with further development by the Joint Venture (see Note 4 "Revenues" to our consolidated financial statements included in this Form 10-K for more information). We expect to receive an additional $3.5 billion from Volkswagen Group, comprised of (i) $2.5 billion in equity investments (which may be effected in part with a convertible debt instrument), of which $0.5 billion is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs and (ii) $1.0 billion in the form of a loan to be made available through the Joint Venture as described below; subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 1 "Presentation and Nature of Operations" and see Note 4 "Revenues" to our consolidated financial statements included in this Form 10-K for more information.

In conjunction with the formation of the Joint Venture, the Company established Rivian JV SPV, LLC (“Joint Venture Equityholder”), a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture. The Company, together with Joint Venture Equityholder, and Volkswagen Group also entered into Loan Agreements providing for a committed $1.0 billion term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by the Company for general corporate purposes. The Company’s loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. The loan may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest on the loan will accrue at a fixed rate per annum that is determined at the time of funding. The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen International America, Inc., Volkswagen AG, and their affiliates, having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

On January 16, 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “LARSSA”) with the United States DOE, pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3.4 billion (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2.6 billion (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the Federal Financing Bank (“FFB”) to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (the “ATVM Program”). The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Advance and first Note B Advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties. Note A Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through April 16, 2031, and the loans comprised of Note A Advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Advances will begin on June 15, 2030, and will be payable quarterly in arrears. Note B Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through May 15, 2032, and the loans comprised of Note B Advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with an ATVM Program loan is equal to the United States Treasury-equivalent yield curve with 0% credit spread, set at each advance. Our ability to fund the DOE Loan is contingent on us obtaining the consent of the creditors or terminating, amending or refinancing the credit agreement governing the senior secured asset-based revolving credit facility (the “ABL Facility”) and the indenture governing the senior

RIVIAN AUTOMOTIVE, INC.
secured floating rate notes due October 2026 (the “2026 Notes”) as the covenants under the ABL Facility and the indenture governing the 2026 Notes currently prevent us from incurring borrowings under the DOE Loan.

We have generated significant losses from operations, as reflected in our accumulated deficit of $18.6 billion and $23.3 billion as of December 31, 2023 and 2024, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, and our service and retail network.

As of December 31, 2023 and 2024, our non-cancellable commitments are disclosed in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in this Form 10-K.

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

Cash Flows

	Years Ended December 31,
(in millions)	2022	2023	2024
Net cash used in operating activities	(5,052)	(4,866)	(1,716)
Net cash used in investing activities	(1,369)	(2,511)	(1,980)
Net cash provided by financing activities	99	3,130	1,136

Operating Activities
Net cash used in operating activities decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily resulting from lower inventory balances without the build-up in inventory levels that occurred in the prior year and an increase in deferred revenue predominantly from a payment received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology (see Note 1 "Presentation and Nature of Operations" to our consolidated financial statements included in this Form 10-K for more information), partially offset by lower accounts payable for inventory and lower accrued liabilities for payroll and related expenses, driven by the reduction in accrued stock-based bonus incentives.

Investing Activities

Net cash used in investing activities decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily resulting from additional maturities of short-term investments that were not offset by additional purchases. During the year ended December 31, 2024, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

RIVIAN AUTOMOTIVE, INC.
Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 primarily resulted from the issuance of the 2026 Convertible Note.

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

Warranty and Field Service Actions

Estimates related to product warranties are established using actuarial estimates that utilize historical information on the nature, frequency, and average cost of claims for each vehicle cohort as well as assumptions about future activity and events. When little or no claims experience exists for a vehicle cohort, estimates are based on an analysis of actual claims incurred for similar vehicle cohorts or earlier model years, as applicable, as well as adjusted assumptions about future activity and events, which may leverage relevant benchmark data.

At the time of vehicle sale, an accrued liability is recorded for estimated product warranty costs. Separately, we periodically perform field service actions related to safety recalls, emission recalls, and other product campaigns. An accrued liability is recorded for the estimated cost of field service actions when the action has been identified and the related costs are probable of being incurred and estimable. Field service actions may occur in periods beyond the base warranty coverage period. We establish our cost estimates for field service actions using a patterned estimation approach by model year and evaluate our estimates on a regular basis using actual claims experience, adjusting as appropriate. We re-evaluate the adequacy of the warranty reserve on a regular basis and make revisions when appropriate. Due to the uncertainty and potential volatility of the factors used in establishing our estimates, changes in our assumptions could materially affect our financial condition and results of operations.

Should our cost estimates change in the future, such as estimated failure rate or estimated repair or replacement costs, the warranty reserve could increase or decrease. A hypothetical 10% change in estimated failure rates or estimated repair or replacement costs would have resulted in the following approximate changes in the warranty reserve for the year ended December 31, 2024 (in millions):

	Decrease in Warranty Reserve	Increase in Warranty Reserve
Change in estimated failure rate	$(36)	$36
Change in estimated repair or replacement costs	$(36)	$36

See Note 5 “Warranty and Field Service Actions” to our consolidated financial statements included in this Form 10-K for information regarding the warranty reserve.

Recent Accounting Pronouncements

See Note 3 "New Accounting Standards" to our consolidated financial statements included in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Price Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and investments in money market instruments, United States Treasury securities, commercial paper, corporate bonds, and term deposits with maturities up to 12 months. We do not enter into investments for trading or speculative purposes. However, some of our investments are exposed to market risk due to fluctuations in interest rates which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. See Note 6 "Fair Value Measurements" to our consolidated financial statements included in this Form 10-K for more information on cash, cash equivalents, and short-term investments.

We are exposed to interest rate risk on our borrowings that bear interest at floating rates. A rising interest rate environment would increase the amount of interest paid on these borrowings. A hypothetical 100 basis point increase in interest rates on our floating rate debt as of December 31, 2023 and 2024 would increase our interest expense by an amount that is not material. As our Green Convertible Notes have fixed annual interest rates, there is no interest expense exposure associated with a change in interest rates; however, the fair value of the Green Convertible Notes would be impacted as interest rates change. The fair value of our Green Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise.

The fair value of our Green Convertible Notes is also subject to market price risk due to their conversion features and can be affected when the market price of our Class A common stock fluctuates. Their fair value will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decreases. As we carry the Green Convertible Notes at face value less unamortized discount on our consolidated balance sheets, any fair value fluctuations are presented for required disclosure purposes only but do not impact our financial position, cash flows, or results of operations. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information our outstanding debt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rivian Automotive, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rivian Automotive, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the warranty reserve

As discussed in Note 5 to the consolidated financial statements, the Company’s product warranty reserve as of December 31, 2024 was $473 million. The Company provides a manufacturer’s warranty on new consumer vehicles and a warranty reserve is recorded at the time of sale. The warranty reserve is an actuarial estimate of the projected costs to repair, replace, or adjust defective component parts under the applicable warranty period. These estimates are based on an analysis of actual claims incurred to date and expectations of the nature, frequency, and costs of future claims by vehicle cohort, which may leverage benchmark data.

We identified the evaluation of the warranty reserve as a critical audit matter. Evaluating the Company’s expected frequency of future claims used to determine the warranty reserve required especially subjective auditor judgment and the use of actuarial professionals with specialized skills and knowledge due to the Company’s limited history of vehicle sales.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the warranty reserve. We performed sensitivity analyses over the Company’s expected frequency of future claims assumption to assess the impact of changes in that assumption on the Company’s determination of the warranty reserve. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s warranty reserve process, including controls related to the Company’s determination of the expected frequency of future claims assumption. We compared the data used by the Company in developing its actuarial estimate of expected frequency of future claims to relevant claims and sales documentation. We assessed the Company’s estimated warranty cost per vehicle by comparing it to other automotive companies with more historical claim experience using publicly available information. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

• evaluating the Company’s estimated future claims by comparing it to an actuarial estimate that was developed utilizing the Company’s actual claims incurred to date

• assessing the Company’s expected frequency of future claims by independently developing an estimate of future claims development patterns using the Company’s actual claims incurred to date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Detroit, Michigan
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rivian Automotive, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Rivian Automotive, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Detroit, Michigan
February 24, 2025

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$7,857	$5,294
Short-term investments (Note 6)	1,511	2,406
Accounts receivable, net (Note 2)	161	443
Inventory (Note 7)	2,620	2,248
Other current assets	164	192
Total current assets	12,313	10,583
Property, plant, and equipment, net (Note 8)	3,874	3,965
Operating lease assets, net (Note 9)	356	416
Other non-current assets	235	446
Total assets	$16,778	$15,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$981	$499
Accrued liabilities (Note 11)	1,145	835
Current portion of deferred revenues, lease liabilities, and other liabilities	361	917
Total current liabilities	2,487	2,251
Long-term debt (Note 10)	4,431	4,441
Non-current lease liabilities (Note 9)	324	379
Other non-current liabilities	395	1,777
Total liabilities	7,637	8,848
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2023 and 2024	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 968 and 1,131 shares issued and outstanding as of December 31, 2023 and 2024, respectively (Note 15)	1	1
Additional paid-in capital	27,695	29,866
Accumulated deficit	(18,558)	(23,305)
Accumulated other comprehensive income (loss)	3	(4)
Noncontrolling interest	—	4
Total stockholders' equity	9,141	6,562
Total liabilities and stockholders' equity	$16,778	$15,410

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2023	2024
Automotive	$1,554	$4,132	$4,486
Software and services	104	302	484
Total revenues (Note 4)	1,658	4,434	4,970
Automotive	4,666	6,150	5,693
Software and services	115	314	477
Total cost of revenues (Note 4)	4,781	6,464	6,170
Gross profit	(3,123)	(2,030)	(1,200)
Operating expenses
Research and development (Note 2)	1,944	1,995	1,613
Selling, general, and administrative (Note 2)	1,789	1,714	1,876
Total operating expenses	3,733	3,709	3,489
Loss from operations	(6,856)	(5,739)	(4,689)
Interest income	193	522	385
Interest expense (Note 10)	(103)	(220)	(318)
Loss on convertible notes, net (Note 10)	—	—	(112)
Other income (expense), net	18	6	(7)
Loss before income taxes	(6,748)	(5,431)	(4,741)
Provision for income taxes	(4)	(1)	(5)
Net loss	(6,752)	(5,432)	(4,746)
Less: Net income attributable to noncontrolling interest	—	—	1
Net loss attributable to common stockholders	$(6,752)	$(5,432)	$(4,747)
Net loss attributable to common stockholders, basic and diluted	$(6,752)	$(5,432)	$(4,747)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 17)	$(7.40)	$(5.74)	$(4.69)
Weighted-average common shares outstanding, basic and diluted	913	947	1,013
*The prior periods have been recast to conform to current period presentation.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2022	2023	2024
Net loss	$(6,752)	$(5,432)	$(4,746)
Other comprehensive (loss) income	(2)	5	(7)
Comprehensive loss	(6,754)	(5,427)	$(4,753)
Less: Comprehensive income attributable to noncontrolling interest	—	—	1
Comprehensive loss attributable to common stockholders	$(6,754)	$(5,427)	$(4,754)

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total
	Shares	Amount
BALANCE—December 31, 2021	900	$1	$25,887	$(6,374)	$—	$—	$19,514
Capital stock issuance including employee stock purchase plan	26	—	102	—	—	—	102
Stock-based compensation	—	—	937	—	—	—	937
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	(6,752)	—	—	(6,752)
BALANCE—December 31, 2022	926	1	26,926	(13,126)	(2)	—	13,799
Capital stock issuance including employee stock purchase plan	42	—	63	—	—	—	63
Purchase of capped call options	—	—	(108)	—	—	—	(108)
Stock-based compensation	—	—	814	—	—	—	814
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	(5,432)	—	—	(5,432)
BALANCE—December 31, 2023	968	1	27,695	(18,558)	3	—	9,141
Capital stock issuance including employee stock purchase plan	68	—	61	—	—	—	61
Funding of 50% interest in Rivian and VW Group Technology, LLC	—	—	89	—	—	3	92
Conversion of convertible notes	95	—	1,133	—	—	—	1,133
Stock-based compensation	—	—	888	—	—	—	888
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	(4,747)	—	1	(4,746)
BALANCE—December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2023	2024
Cash flows from operating activities:
Net loss	$(6,752)	$(5,432)	$(4,746)
Depreciation and amortization	652	937	1,031
Stock-based compensation expense	987	821	692
Loss on convertible notes, net	—	—	112
Inventory LCNRV write-downs and losses on firm purchase commitments	920	107	—
Other non-cash activities	82	115	28
Changes in operating assets and liabilities:
Accounts receivable, net	(76)	(59)	(282)
Inventory	(1,657)	(1,604)	307
Other assets	(36)	(146)	(221)
Accounts payable and accrued liabilities	623	105	(572)
Deferred revenue	61	149	1,619
Other liabilities	144	141	316
Net cash used in operating activities	(5,052)	(4,866)	(1,716)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,410)	(4,392)
Maturities of short-term investments	—	925	3,553
Capital expenditures	(1,369)	(1,026)	(1,141)
Net cash used in investing activities	(1,369)	(2,511)	(1,980)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	102	61	64
Proceeds from issuance of convertible notes	—	3,195	1,000
Proceeds from funding of 50% interest in Rivian and VW Group Technology, LLC	—	—	79
Purchase of capped call options	—	(108)	—
Other financing activities	(3)	(18)	(7)
Net cash provided by financing activities	99	3,130	1,136

Effect of exchange rate changes on cash and cash equivalents	(2)	5	(3)
Net change in cash	(6,324)	(4,242)	(2,563)
Cash, cash equivalents, and restricted cash—Beginning of period	18,423	12,099	7,857
Cash, cash equivalents, and restricted cash—End of period	$12,099	$7,857	$5,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$88	$169	$279
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$364	$374	$423
Capital stock issued to settle bonuses	$—	$137	$179
Conversion of convertible notes	$—	$—	$1,133
*The prior periods have been recast to conform to current period presentation.

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. PRESENTATION AND NATURE OF OPERATIONS

Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian was formed for the purpose of developing and building category-defining electric vehicles (“EVs”), and software and services that address the entire lifecycle of the vehicle, directly to customers in the consumer and commercial markets. The nature of the Company’s operations during the years ended December 31, 2022, 2023, and 2024 was primarily the production and sale of EVs in the United States. During the three months ended December 31, 2024, in conjunction with growth in revenues from software and services and establishing Rivian and VW Group Technology, LLC, there was a change in the composition of the Company’s segments. As a result of this change, the Company analyzes the results of the business through the following reportable segments: Automotive and Software and Services.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial information. The accompanying consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in stockholders’ equity for the periods presented. Certain amounts in the prior period consolidated financial statements have been conformed to current period presentation.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.

Rivian and VW Group Technology, LLC

In November 2024, the Company established a joint venture with Volkswagen International America Inc. and Volkswagen AG and its affiliates (“Volkswagen Group”). Rivian and VW Group Technology, LLC (the “Joint Venture”) was established as an electrical architecture technology company with a focus on software, electronic control units and related network architecture design and development. The initial focus of the Joint Venture will be to bring next-generation electrical architecture and best-in-class software technology to both companies’ future electric vehicles.

The Company and Volkswagen Group each contributed working capital, certain assets, and personnel to the Joint Venture in exchange for 50% each of the equity interests in the Joint Venture, with the net cash and non-cash contribution from Volkswagen Group totaling $92 million. The Joint Venture is a consolidated variable interest entity. See Note 19 "Variable Interest Entities” for more information.

As part of the formation of the Joint Venture, the Company received $1,295 million for intellectual property licensed to Volkswagen Group, enabling them to benefit from the Company’s existing technologies in conjunction with further development by the Joint Venture (see Note 4 "Revenues" for more information). In addition, the Company and Volkswagen Group entered into an investment agreement (“Investment Agreement”) for three additional equity investments in the Company, pursuant to the achievement of the following milestones:

•Upon the later of June 30, 2025 and the achievement of the Financial Milestones defined in the Investment Agreement, the Company will receive $1,000 million in exchange for $750 million of the Company’s class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance. See Note 4 "Revenues" for more information.

•Upon achievement of the Testing Milestones defined in the Investment Agreement, the Company will receive $1,000 million in exchange for $1,000 million of the Company’s class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance (although the aggregate share issuance may be effected through convertible note mechanisms or in stages).

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Upon the earlier of January 3, 2028 and the achievement of the Start of Production Milestone defined in the Investment Agreement, the Company will receive $460 million in exchange for $250 million of the Company’s class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance. See Note 4 "Revenues" for more information.

The Company, together with Joint Venture Equityholder, and Volkswagen Group also entered into loan agreements (“Loan Agreements”) providing for a committed $1,000 million term loan facility, available to the Joint Venture. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by the Company. Finally, in June 2024, the Company received $1,000 million in proceeds from the 2026 Convertible Note, which converted into shares of the Company’s Class A common stock in December 2024. See Note 10 “Debt” for more information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in a separate footnote, the description of the accounting policy can be found in the related footnote. Other significant accounting policies are described below.

Use of Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, warranty reserves, inventory valuation, property, plant, and equipment, leases, income taxes, stock-based compensation, commitments and contingencies, residual value risk sharing (“RVRS”) liability, and other revenue transactions. The Company believes that the accounting estimates and related assumptions employed in the consolidated financial statements are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, requiring adjustments to estimated amounts in future periods.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for the sale of EVs and regulatory credits and are reported at the invoiced amount, less an allowance for any potential uncollectible amounts. The Company’s allowance for uncollectible amounts was not material as of December 31, 2023 and 2024.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Consolidated Balance Sheets in either Other current assets or Current portion of deferred revenues, lease liabilities, and other liabilities and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices for identical assets or liabilities in active markets.

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

The asset, liability, and aggregate notional amount resulting from the Company’s commodity contracts were not material as of December 31, 2023 and 2024. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the years ended December 31, 2023 and 2024, losses and gains resulting from changes in fair value were not material.

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

As of December 31, 2023 and 2024, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2023 and 2024, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and Chase Bank (as a source of accounts receivable, see Note 4 "Revenues" for more information) are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of raw materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary raw materials or product components, at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact the Company’s business.

Impairment of Long-Lived Assets

Property, plant, equipment, and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset group may not be fully recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, present cash flow losses combined with a history of cash flow losses or a forecast that demonstrates significant continuing losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When an indicator of impairment is present, the Company assesses the risk of impairment based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist against the carrying value of the asset group. Impairment exists when the carrying value of the asset group exceeds the estimated future undiscounted cash flows generated by those assets. The Company records an impairment charge for the difference between the carrying value of the asset group and its estimated fair market value. Depending on the asset, estimated fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.

Employee Benefit Plan

The Company provides a defined contribution plan for substantially all employees in the United States in which the Company provides discretionary matching contributions. The Company’s matching contributions to the defined contribution plan for the years ended December 31, 2022, 2023 and 2024 were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and Development Costs

R&D costs consist primarily of personnel costs for teams in engineering and research, prototyping expenses, consulting and contractor expenses, amortized equipment costs, and allocation of indirect costs. R&D costs also include the cost of vehicle electrical architecture and software development services funded by the Company (see Note 1 "Presentation and Nature of Operations", Note 4 "Revenues", and Note 19 "Variable Interest Entities" for more information). Most R&D costs are recognized as expenses as incurred.

Selling, General, and Administrative

SG&A expenses consist primarily of personnel costs for teams in sales, service, facilities, corporate, executive, finance, and other administrative functions, as well as outside professional services, including legal, accounting, and audit services. SG&A expenses also include allocated facilities expenses such as rent and depreciation, and other general corporate expenses such as travel and recruiting expenses. Advertising costs are recorded in “Selling, general, and administrative” in the Consolidated Statement of Operations as they are incurred. The advertising costs recognized during the years ended December 31, 2022, 2023 and 2024 were not material.

3. NEW ACCOUNTING STANDARDS

Recently Adopted And Upcoming Accounting Standards Not Yet Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures updates required disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2024 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements (see Note 18 "Segment Information").

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

In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” The rule requires disclosure of material climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets, and renewable energy credits or certificates. The standard is effective for the Company's 2025 Annual Report on Form 10-K. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. The Company is in the process of analyzing the expected impact of the rule and related litigation on the Company‘s disclosures.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. REVENUES

The following table disaggregates revenue by major source (in millions):

	Years Ended December 31,
	2022	2023	2024
New electric vehicles	$1,554	$4,059	$4,161
Regulatory credits	—	73	333
Software and services	104	302	476
Total revenues	$1,658	$4,434	$4,970

New Electric Vehicles

New EV revenues are primarily derived from the sale of consumer and commercial EVs, and related promises that meet the definition of a performance obligation, including over-the-air (“OTA”) vehicle software updates. Revenue from the sale of EVs is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. As the OTA vehicle software updates represent a stand ready obligation to provide these services, revenue related to OTA vehicle software updates is recognized ratably throughout the performance period, beginning when control of the vehicle is transferred to the customer and continuing through the estimated useful life of the EV.

Revenue from the sale of Electric Delivery Vans (“EDVs”) is recognized in accordance with a bill and hold arrangement, under which revenue is recognized when risk of ownership has been transferred to the customer, but pick-up is delayed at the request of the customer. In such cases, the Company does not have the ability to sell the EDVs to another customer, and they are separately identified as belonging to and ready for pick-up by the customer.

Payment for EV sales is typically received at or prior to delivery or according to payment terms customary to the business. Sales tax is excluded from the measurement of the transaction price.

During the year ended December 31, 2024, approximately 37%, of the Company’s revenues were from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements for purchased vehicles. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on the Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of December 31, 2024 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (ZEVs”) and greenhouse gas. The Company sells regulatory credits to third parties, and revenue is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party. Payment is typically received within one quarter or less of transfer of control of the credits to the customer.

Software and Services

Software and services revenues consist primarily of sales of vehicle trade-ins (“remarketing”) and vehicle repair and maintenance services, as well as new services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remarketing revenue is recognized at a point in time when vehicle title and risk of loss transfer to the customer. Revenues for vehicle repair and maintenance services are recognized over time as services are provided.
Because the services provided by the Joint Venture involve significant modification and customization of Rivian’s existing vehicle electrical architecture technology and software for the customer, the intellectual property licensed to the customer and the ongoing development services are combined into a single performance obligation in the contract with the customer. Revenue for the combined performance obligation is recognized over time, using an input-based measure of progress, because the customer has the ability to both direct the use of and obtain substantially all of the remaining benefits from the technology and software as it is being developed, customized, and enhanced for the customer. The combined performance obligation is satisfied over time, until the vehicle electrical architecture technology and software promised to the customer is completed. In addition to ongoing payments to fund the Joint Venture’s development services, revenue recognized for the combined performance obligation includes the following consideration transferred by the customer:

•$1,295 million received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology
•Variable consideration in the form of the $250 million to be received as part of the Financial Milestones payment, which the Company has determined is probable of receipt (see Note 1 "Presentation and Nature of Operations")
•The $210 million to be received no later than January 3, 2028 as part of the Start of Production Milestone payment (see Note 1 "Presentation and Nature of Operations"), and
•The $201 million in noncash consideration paid by Volkswagen Group in the form of a loan commitment (see Note 10 "Debt").

Each of the above components of the consideration transferred by the customer is included in the transaction price for the combined performance obligation because they were all negotiated as a package with a single commercial objective (i.e., bringing next-generation electrical architecture technology and best-in-class software to future Volkswagen Group vehicle programs). The majority of the transaction price is included in the Company’s contract liabilities as of December 31, 2024.

As of December 31, 2024, the Company expects to recognize the corresponding revenue over approximately four years, with the amount of revenue recognized each period gradually increasing over time as the Joint Venture ramps its operations and the level of effort increases. It is reasonably possible that the Company’s expectations could change over time, according to the pattern of progress toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs. Accordingly, the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations.

Payment for vehicle electrical architecture and software development services is generally due in advance. Payment for remarketing and vehicle repair and maintenance services is typically received when control transfers to the customer or due in accordance with payment terms customary to the business.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities are primarily comprised of the $1,295 million received and the $201 million in noncash consideration discussed above, which will be reduced over time as revenue is recognized. Contract liabilities also include payments for vehicles collected prior to delivery of the EV, generally satisfied within one quarter or less, OTA vehicle software updates, generally satisfied over the estimated useful life of the EV, and extended vehicle repair and maintenance contracts, satisfied over the coverage period. The Company’s contract liabilities exclude fully-refundable customer deposits. The following table summarizes the Company’s contract liabilities recorded by line item on the Consolidated Balance Sheets (in millions):

	December 31, 2023	December 31, 2024
Current portion of deferred revenues, lease liabilities, and other liabilities	$88	$552
Other non-current liabilities	133	1,288
Total contract liabilities	$221	$1,840

Revenues recognized from contract liability balances as of December 31, 2022 and 2023 were not material for the years ended December 31, 2023 and 2024.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues

Cost of revenues primarily relates to new vehicles and includes direct materials and labor costs, including stock-based compensation; manufacturing overhead (e.g., depreciation of machinery and tooling); shipping and logistics costs; and reserves, including for estimated warranty costs and adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”), as well as cost reductions resulting from the generation of refundable manufacturing-related tax credits accounted for as government grants. Cost of revenues for software and services also includes the cost of vehicle electrical architecture and software development services funded by Volkswagen Group (see Note 1 "Presentation and Nature of Operations" and Note 19 "Variable Interest Entities" for more information).

5. WARRANTY AND FIELD SERVICE ACTIONS

The Company provides a manufacturer’s warranty on new consumer vehicles. A warranty reserve is recorded at the time of sale and once a specific field service action has been identified. The amount reserved is comprised of an actuarial estimate of the projected costs to repair, replace, or adjust defective component parts under the applicable warranty period and the estimated cost of identified field service actions. These estimates are based on an analysis of actual claims incurred to date and future expectations about the nature, frequency, and cost of future claims by vehicle cohort, which may leverage benchmark data. The Company re-evaluates the adequacy of the warranty reserve on a regular basis and makes revisions when appropriate. Warranty estimates are inherently uncertain, especially given the Company’s limited history of sales, and more historical experience or updates to projections and benchmarks may cause material changes to the warranty reserve in the future.

The following table summarizes the Company’s warranty reserve recorded by line item on the Consolidated Balance Sheets (in millions):

	December 31, 2023	December 31, 2024
Current portion of deferred revenues, lease liabilities, and other liabilities	$91	$146
Other non-current liabilities	184	327
Total warranty reserve	$275	$473

Warranty expense is recorded as a component of automotive cost of revenues in the Company’s Consolidated Statements of Operations. The Company’s warranty and field service action activity for the year ended December 31, 2022 was primarily for warranties issued during the period. The following table presents the warranty and field service action activity within the reserve for the years ended December 31, 2023 and 2024 (in millions):

	Year Ended December 31,
	2023	2024
Beginning balance	$100	$275
Warranties issued in period	233	261
Adjustments to pre-existing warranties	(22)	5
Warranty costs incurred	(36)	(68)
Ending balance	$275	$473

6. FAIR VALUE MEASUREMENTS

Cash and cash equivalents include cash in banks, highly liquid investments, and term deposits with maturities of three months or less recorded in “Cash and cash equivalents” on the Consolidated Balance Sheets. Short-term investments are available-for-sale debt securities and term deposits with maturities over three months recorded in “Short-term investments” on the Consolidated Balance Sheets. As the Company views these securities as available to support current operations, highly liquid securities with maturities beyond 12 months are classified as current assets. The Company’s available-for-sale debt securities are measured at fair value with unrealized gains and losses recorded in “Other comprehensive (loss) income” in the Consolidated Statements of Comprehensive Loss and reclassified to net loss upon maturity or sale of the security. Term deposits are recorded at cost, which approximates fair value due to their short time to maturity. Interest receivable on cash

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equivalents and short-term investments is recorded in “Other current assets” on the Consolidated Balance Sheets and was not material of December 31, 2023 and 2024.

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

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2023		December 31, 2024
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,245		$1,157
Money market funds	1	6,070	1	3,868
Commercial paper	2	517	2	184
United States Treasury securities	1	25	1	60
Other items[1]	—	—	2	25
Total cash and cash equivalents		$7,857		$5,294

Short-term investments:
United States Treasury securities	1	$1,061	1	$993
Term deposits	2	450	2	475
Commercial paper	—	—	2	378
Corporate bonds	—	—	2	374
Certificates of deposit	—	—	2	141
Other items[2]	—	—	2	45
Total short-term investments[3]		$1,511		$2,406

Total cash and cash equivalents and short-term investments		$9,368		$7,700

[1] Includes certificates of deposit, corporate bonds, and yankee bonds.
[2] Includes yankee bonds and agency discount notes.
3 As of December 31, 2024, $289 million is due between 12 and 18 months.

As of December 31, 2023 and 2024, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 10 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVENTORY AND INVENTORY VALUATION

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The Company primarily calculates the carrying value of inventory using standard cost, which approximates actual cost on the first-in, first-out (“FIFO”) basis. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion. The Company assesses the valuation of inventory and periodically adjusts its carrying value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of “Inventory” on the Consolidated Balance Sheets (in millions):

	December 31, 2023	December 31, 2024
Raw materials and work in progress	$1,584	$1,351
Finished goods	1,036	897
Total inventory	$2,620	$2,248

The carrying value of the Company’s inventory was written down by $319 million and $66 million from its cost to its NRV as of December 31, 2023 and 2024, respectively. Additionally, the Company has a liability for LCNRV losses related to firm purchase commitments of $126 million and $5 million as of December 31, 2023 and 2024, respectively, which is reflected in the “Inventory” component of “Accrued liabilities” on the Consolidated Balance Sheets. Refer to Note 11 "Accrued Liabilities" for more information about Accrued liabilities.

The net impact of LCNRV write-downs and the change in accrued liabilities for losses on firm purchase commitments was $920 million and $107 million during the years ended December 31, 2022 and 2023, respectively, and recorded in automotive cost of revenues in the Consolidated Statements of Operations. Because the $121 million year-over-year decrease in losses on firm purchase commitments exceeded the $66 million LCNRV write-down on the carrying value of inventory as of December 31, 2024, the Company did not have a net non-cash loss for inventory LCNRV write-downs and losses on firm purchase commitments during the year ended December 31, 2024; that is, the net loss for inventory LCNRV write-downs and losses on firm purchase commitments was realized into cash losses.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment are recorded at cost, net of accumulated depreciation and impairments. Costs of routine maintenance and repair are recognized as expenses when incurred.

The Company capitalizes certain qualified costs incurred in connection with the development of software used internally. Costs incurred during the application development stage are evaluated to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities that are not incremental upgrades, including maintenance, are recognized as expenses as incurred.

Property, plant, and equipment are primarily depreciated using the straight-line method over the estimated useful life of the asset. Land is not depreciated.

The following table summarizes the components of “Property, plant, and equipment, net” on the Consolidated Balance Sheets (in millions):

	Estimated Useful Lives	December 31, 2023	December 31, 2024
Land, buildings, and building improvements	10 to 30 years	$972	$1,085
Leasehold improvements	Shorter of 10 years or lease term	417	502
Machinery, equipment, vehicles, and office furniture	2 to 10 years	3,068	3,925
Computer equipment, hardware, and software	3 to 5 years	515	610
Construction in progress		698	621
Total property, plant, and equipment		5,670	6,743
Accumulated depreciation and amortization		(1,796)	(2,778)
Total property, plant, and equipment, net		$3,874	$3,965

Depreciation and amortization expense for property, plant, and equipment was $647 million, $917 million, and $1,000 million for the years ended December 31, 2022, 2023 and 2024, respectively.

9. LEASES

The Company leases real estate, machinery, equipment, and vehicles under agreements with contractual periods ranging from approximately 1 month to 24 years. Leases generally contain extension or renewal options, and some leases contain termination options. After considering all relevant economic and financial factors, the Company includes periods covered by renewal or extension options that are reasonably certain to be exercised in the lease term and excludes periods covered by termination options that are reasonably certain to be exercised from the lease term. The Company determines whether a contractual arrangement is or contains a lease at inception.

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

The Company, the State of Georgia, and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County (“JDA”) entered into a development agreement in May 2022 to build the Stanton Springs North Facility. In November 2023, the Company and the JDA entered into a rental agreement, a bond purchase agreement, and an option agreement, pursuant to which the JDA is leasing land to the Company in exchange for the Company making rent payments

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
totaling $309 million over the lease term. The noncancelable lease term is four years, with automatic extensions that are reasonably certain to be utilized. The lease expires in December 2047 unless earlier terminated per the terms of the agreements. The lease is classified as a finance lease as the Company is reasonably certain to exercise a purchase option at expiration.

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

Lease assets are recorded net of accumulated amortization. The following tables present the carrying value of operating and finance lease right-of-use assets and lease liabilities recorded within the corresponding line items on the Company’s Consolidated Balance Sheets (in millions):

Operating Leases	December 31, 2023	December 31, 2024
Operating lease assets, net	$356	$416

Current portion of deferred revenues, lease liabilities, and other liabilities	$85	$98
Non-current lease liabilities	324	379
Total operating lease liabilities	$409	$477

Finance Leases	December 31, 2023	December 31, 2024
Property, plant, and equipment, net	$76	$82

Current portion of deferred revenues, lease liabilities, and other liabilities	$3	$2
Other non-current liabilities	76	85
Total finance lease liabilities	$79	$87

The following table summarizes the contractual maturities of lease liabilities as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases
2025	$139	$4
2026	120	4
2027	107	4
2028	78	3
2029	62	12
Thereafter	126	288
Total undiscounted liabilities	632	315
Less: Present value discount	(155)	(228)
Total lease liabilities	$477	$87

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The future minimum lease payments for operating and finance leases that have not yet commenced are not material. The leases will commence in 2025 and 2026 with lease terms ranging from 5 to 10 years.

Total lease cost for the years ended December 31, 2022, 2023 and 2024 was $86 million, $134 million, and $180 million, respectively, comprised primarily of operating lease cost, and recorded in “Selling, general, and administrative”, “Research and development”, and “Cost of revenues” in the Consolidated Statements of Operations.

The weighted average remaining lease term and weighted average discount rate for leases were as follows:

	December 31, 2022	December 31, 2023	December 31, 2024
Weighted average remaining operating lease term (in years)	5.9	5.3	5.4
Weighted average operating lease discount rate	7.0%	8.9%	9.9%
Weighted average remaining finance lease term (in years)	Not material	22.1	21.4
Weighted average finance lease discount rate	Not material	10.7%	11.4%

Supplemental cash flow information related to leases is as follows (in millions):

	Years Ended December 31,
	2022	2023	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$65	$102	$134
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$158	$111	$174
Right-of-use assets obtained in exchange for finance lease liabilities (non-cash)	Not material	$80	$6

10. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2023		December 31, 2024
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Long-term debt
2026 Notes	2026	$1,250	12.0%	$1,250	11.0%
2029 Green Convertible Notes	2029	1,500	4.9%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(44)		(34)
Long-term debt, less unamortized discount and debt issuance costs		$4,431		$4,441

ABL Facility

In May 2021, the Company entered into an ABL Facility with a syndicate of banks that may be used for general corporate purposes, maturing April 2028 (unless due earlier pending the maturity of certain debt exceeding $200 million). The $1,500 million revolving commitment of the facility has an annual interest rate between 1.25% and 1.75%, plus the daily Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 0.10%, subject to a 0.00% floor. In addition, the Company is required to pay a quarterly commitment fee between 0.20% and 0.25% per annum based on the unused portion of the ABL Facility. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and is reduced by borrowings and the issuance of letters of credit, with a letter of credit sub-limit of $1,000 million. In April 2023, all the restricted cash associated with the ABL Facility was released. The ABL Facility is secured by certain assets of the Company and contains certain affirmative and negative covenants and conditions to borrowing or taking other actions that restrict certain of the Company’s subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indebtedness, subject to certain exceptions. The covenants include a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly.

As of December 31, 2024, the Company had no borrowings under the ABL Facility and $137 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,363 million after giving effect to the borrowing base and the outstanding letters of credit. As of December 31, 2024, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (“2026 Notes”) to new and existing investors of the Company. Proceeds received, net of a $25 million original issue discount may be used for general corporate purposes. The 2026 Notes bear interest at (x) six-month SOFR, subject to a 1.00% floor, plus (y) the credit spread adjustment of 0.43%, plus (z) 5.6% per annum. As of December 31, 2024, the contractual interest rate on the notes was 10.5%. Interest on the 2026 Notes is paid in cash semi-annually in arrears on April 15 and October 15 of each year. The Company has the option to redeem the notes at any time at 100% of the principal amount of the 2026 Notes, plus any applicable premium. The 2026 Notes are secured by a second priority security interest in the same assets in which the ABL Facility has a first priority security interest and are guaranteed by certain subsidiaries of the Company. The 2026 Notes contain a number of customary covenants similar to the covenants under the ABL Facility, including the same minimum liquidity covenant. As of December 31, 2024, the Company was in compliance with all covenants required by the 2026 Notes.

The Company’s 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and 2024, the fair value of the 2026 Notes was $1,250 million and $1,256 million, respectively.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and 2024, the fair value of the 2029 Green Convertible Notes was $2,110 million and $1,591 million, respectively.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2023 and 2024, the fair value of the 2030 Green Convertible Notes was $2,121 million and $1,611 million, respectively.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2026 Convertible Note

In June 2024, the Company issued a $1,000 million principal amount unsecured convertible promissory note due June 2026 (“2026 Convertible Note”) in a private placement pursuant to, and governed by, a convertible promissory note purchase agreement dated June 25, 2024, between the Company and Volkswagen International America Inc (“Volkswagen Group”). The 2026 Convertible Note accrued interest at 4.75% per annum, payable semi-annually in arrears on June 15 and December 15. As the Company elected not to pay accrued interest in cash, such accrued interest was capitalized to the unpaid principal balance.

The 2026 Convertible Note converted into shares of the Company’s Class A common stock in December 2024. Half of the then outstanding principal amount converted at a price of $10.8359 per share, and the remaining half converted at a price of $10.5733 per share, based on the Company’s 45-trading day volume-weighted average price prior to the conversion date.

The 2026 Convertible Note was eligible for prepayment and contained a number of affirmative and restrictive covenants.

Upon issuance, the Company made an irrevocable election to account for the 2026 Convertible Note as a single hybrid instrument under the Fair Value Option (“FVO”). Under the FVO, the 2026 Convertible Note was initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date prior to conversion with the change in fair value recognized in “Fair value gain (loss) on convertible note, net” in the Consolidated Statements of Operations. Interest was accrued in “Interest expense” in the Consolidated Statements of Operations.

During the year ended December 31, 2024, the gain/(loss) on the 2026 Convertible Note was recognized in “Loss on convertible notes, net” in the Consolidated Statements of Operations and was calculated as follows (in millions):

Year Ended December 31, 2024
Fair value of shares issued upon conversion	$1,133
Unpaid principal balance plus accrued interest	1,021
Loss on conversion	$112

Interest Expense

“Interest expense” recorded in the Consolidated Statements of Operations during the year ended December 31, 2024 was primarily contractual interest expense.

Volkswagen Group Loan Commitment

In conjunction with the formation of the Joint Venture, the Company, together with Joint Venture Equityholder, and Volkswagen Group also entered into Loan Agreements providing for a committed $1,000 million term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by the Company for general corporate purposes. The Company’s loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. The loan may be prepaid at any time, in whole or in part, without any

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prepayment premium or penalty. Interest on the loan will accrue at a fixed rate per annum that is determined at the time of funding.

The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen International America, Inc., Volkswagen AG, and their affiliates, having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. If and when funded, the per annum rate of interest on the loan is expected to be lower than a loan with comparable terms funded by a large financial institution. Accordingly, upon execution of the Loan Agreements, the $201 million fair value of the below-market funding commitment was included within Other non-current assets and Other non-current liabilities on the Consolidated Balance Sheets, as noncash consideration in the form of an advance payment for the services provided by the Joint Venture to develop, customize, and enhance Rivian’s existing vehicle electrical architecture and software technology for use in the customer’s future vehicle programs. See Note 4 "Revenues" for more information. If and when funded, the fair value of the below-market funding commitment will be recognized as “Interest expense” in the Consolidated Statements of Operations over the term of the loan. The below-market funding commitment is classified within Level 3 of the fair value hierarchy because it is valued using a discounted cash flow model containing unobservable inputs, including estimated yield curves applicable to both parties.

Department of Energy Loan

On January 16, 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “LARSSA”) with the United States DOE, pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3,355 million (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2,620 million (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the FFB to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (the “ATVM Program”).

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Advance and first Note B Advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

Note A Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through April 16, 2031, and the loans comprised of Note A Advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Advances will begin on June 15, 2030, and will be payable quarterly in arrears. Note B Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through May 15, 2032, and the loans comprised of Note B Advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with an ATVM Program loan is equal to the United States Treasury-equivalent yield curve with 0% credit spread, set at each advance.

The LARSSA contains representations and warranties, as well as informational, affirmative, and negative covenants that include, among others, requirements with respect to the construction and operation of the Project, compliance with all requirements of the ATVM Program, and limitations on the ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets (including intellectual property with respect to the Project), pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business or enter into certain restrictive agreements. Certain covenants apply starting on the date that the LARSSA is signed, while other covenants,

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
including certain of the negative covenants, do not apply until the date of the first Note A Advance. The LARSSA also contains customary events of default, as well as customary notice periods and remedies with respect to the occurrence of an event of default. Inter-creditor agreements must be executed, and the terms of the ABL Facility and the 2026 Notes must be amended and/or refinanced in order for the Company to access the funds from this loan.

11. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2023	December 31, 2024
Payroll and related costs	$328	$167
Capital expenditures	263	306
Inventory	241	119
Other products and services	169	93
Other	144	150
Total accrued liabilities	$1,145	$835

During the years ended December 31, 2022, 2023 and 2024, certain restructuring actions occurred in order to reduce costs and improve efficiency. As a result, $39 million, $38 million, and $48 million of severance expenses were recognized during the years ended December 31, 2022, 2023 and 2024, respectively. Accrued liabilities for severance expenses were not material as of December 31, 2024.

12. INCOME TAXES

Components of Income Taxes

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of ”Loss before income taxes” in the Consolidated Statements of Operations are as follows (in millions):

	Years Ended December 31,
	2022	2023	2024
United States	$(6,729)	$(5,406)	$(4,717)
Foreign	(19)	(25)	(24)
Total loss before income taxes	$(6,748)	$(5,431)	$(4,741)

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In determining whether a valuation allowance is needed, all available evidence is considered, both positive and negative. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

As of December 31, 2024, the Company recorded valuation allowances of $6,228 million for the portion of deferred tax assets that is not expected to be realized. The valuation allowance on net deferred tax assets increased by $1,362 million during the year ended December 31, 2024. The change in the valuation allowance is primarily due to additional net United States deferred tax assets recognized during the year. The Company had no releases of valuation allowances for the years ended December 31, 2023 and 2024. The Company continues to monitor the realizability of the United States deferred tax assets considering multiple factors, including results of operations. A full valuation allowance on United States deferred tax assets will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowance. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

A reconciliation of the provision for income taxes to its components at the United States statutory rate is shown below (in millions):

	Years Ended December 31,
	2022	2023	2024
Federal income tax at statutory rate	$(1,417)	$(1,140)	$(996)
State income taxes	(267)	(230)	(206)
Permanent items	5	(5)	17
Nondeductible stock-based compensation and 162(m) Limitation	70	63	74
Tax credits	(264)	(202)	(177)
Other	10	(26)	(69)
Valuation allowance	1,867	1,541	1,362
Provision for income taxes	$4	$1	$5
*The prior periods have been recast to conform to current period presentation.
The Company’s effective tax rate was 0% for the years ended December 31, 2022, 2023 and 2024. Provision for income taxes relates primarily to current taxes on foreign operations for the years ended December 31, 2022, 2023 and 2024.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2023	December 31, 2024
Deferred tax assets:
Net operating loss and tax credit carryforwards	$3,708	$4,621
Inventory	179	110
Deferred revenue	33	442
Operating lease liabilities	101	120
Stock-based compensation	88	49
Accrued liabilities	81	142
Research and development capitalization	804	925
Other	53	77
Total deferred tax assets	5,047	6,486
Less: valuation allowances	(4,866)	(6,228)
Total net deferred tax assets	181	258
Deferred tax liabilities:
Property, plant, and equipment	(94)	(75)
Operating lease assets	(86)	(103)
Loan commitment asset	—	(51)
Other	(1)	(29)
Total deferred tax liabilities	(181)	(258)
Net deferred tax assets	$—	$—

The majority of the Company's gross loss carryforwards are generated in the United States. Federal net operating losses (“NOLs”) generated by the Company through December 31, 2017 totaling $81 million may be carried forward for 20 years and begin to expire in 2035. These NOLs may fully offset taxable income in the year utilized. Under the Tax Cuts and Jobs Act, federal losses generated in tax years beginning after December 31, 2017, totaling $14,552 million, may be carried forward indefinitely; but their deduction is limited to 80% of annual taxable income. In addition, the Company has federal and state tax credit carryforwards of $739 million that can be carried forward for 20 years and begin to expire in 2039. The NOLs and tax credits are fully offset by a valuation allowance. Additionally, the Company has $12,637 million of carryforwards for state NOLs.

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

Unrecognized Tax Benefits

The Company records uncertain tax positions using a two-step process. First, by determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and second; for those tax positions that meet the more-likely-than-not recognition threshold, by recognizing the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. When applicable, the Company includes interest and penalties related to income tax matters within the provision for income taxes. The Company had no accrued interest or penalties as of December 31, 2023 and 2024.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s unrecognized tax benefits relate to the Company’s United States R&D tax credit. Because a full valuation allowance is maintained in the United States, there is no impact to the Consolidated Balance Sheets, and if recognized, none of the unrecognized tax benefit would impact the Company’s effective tax rate.

The Company had the following activity related to unrecognized tax benefits (in millions):

	Years Ended December 31,
	2023	2024
Beginning balance	$38	$61
Additions for current year tax positions	15	17
Additions for tax positions of prior years	8	2
Ending balance	$61	$80

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
13. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. The Company’s stock options have seven- or ten-year contractual terms, and unvested stock options and RSUs generally are forfeited upon the termination of a grantee’s service. The Company has elected to recognize forfeitures as an adjustment to compensation expense for options and RSUs in the same period as the forfeitures occur. As of December 31, 2024, 56 million and 161 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively.

Generally, the Company’s RSUs vest in quarterly installments based on a requisite service period of 2 to 4 years of continuous service. Stock options generally vest in annual installments based on a requisite service period of four years of continuous service. RSUs and options may contain performance conditions related to production and other targets. Expense is recognized on an accelerated basis for awards granted prior to the Company's November 2021 initial public offering (“IPO”) as the IPO was a performance condition. For awards granted after the IPO, the Company has elected to use the straight-line expense recognition on awards with only service conditions.

Starting in the year ended December 31, 2022, the Company approved the payment of bonus incentives to be made under the 2021 Stock Plan in the form of stock-based awards, which vest immediately upon grant in the first quarter of each year. The bonus incentives are subject to certain performance conditions related to production and other targets. As of December 31, 2023 and 2024, the total amount of accrued stock-based bonus incentives was $188 million and $49 million within the “Payroll and related costs” component of “Accrued liabilities” on the Consolidated Balance Sheets. Refer to Note 11 "Accrued Liabilities" for more information about Accrued liabilities.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s restricted stock unit and stock option activity during the year ended December 31, 2024:

	RSUs		Stock Options
	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	56	$22.36	62	$13.49
Granted	78	10.50	2	11.13
Vested / Exercised	(59)	16.12	(3)	3.87
Forfeited / Cancelled	(14)	18.90	(1)	25.26
Outstanding at December 31, 2024	61	$14.10	60	$13.60	5.2	$249
Vested and expected to vest at December 31, 2024	61	$14.10	60	$13.60	5.2	$249
Exercisable at December 31, 2024	—	$—	32	$7.14	4.1	$243

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2023 was $35.87 and $15.25, respectively. The total fair value of RSUs vested during the years ended December 31, 2022, 2023 and 2024 was $566 million, $630 million and $720 million, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022, 2023 and 2024 was $21.64, $10.49, and $6.91, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2023 and 2024 was $105 million, $29 million, and $28 million, respectively. The weighted-average grant-date fair value of stock options outstanding at December 31, 2023 and 2024 was $9.94 and $10.05, respectively. The weighted-average grant-date fair value of stock options exercisable at December 31, 2024 was $11.16.

The following table summarizes the Company’s stock-based compensation expense for the Stock Plans and 2021 Employee Stock Purchase Plan (“ESPP”) by line item in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2022	2023	2024
Cost of revenues	$60	$85	$62
Research and development	437	408	360
Selling, general, and administrative	490	328	270
Total stock-based compensation expense	$987	$821	$692

As of December 31, 2024, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $858 million, which is expected to be recognized over a weighted-average period of 5.0 years for stock options and 1.8 years for RSUs.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Assumptions

The exercise price of all stock options granted during the years ended December 31, 2022, 2023 and 2024 was equal to or greater than the fair market value of Rivian's stock at the date of grant. The Company generally estimates the grant-date fair value of stock options using a Black-Scholes option pricing model. Expected volatility is based on a weighted-average of historical volatility rates of peer companies and the Company’s implied volatility. The dividend yield is estimated based on the rate at which the Company expects to provide dividends. The risk-free rate is based on the United States Treasury yield curve for zero-coupon Treasury notes with maturities approximating the respective expected term of the stock option. The expected term represents the average time the Company’s stock options are expected to be outstanding. As the Company’s stock options were not exercisable prior to the IPO in November 2021, there is not sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, the expected term is estimated based on the weighted-average midpoint of expected vest date and expiration date.

The weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Years Ended December 31,
	2022	2023	2024
Volatility	55.5%	61.4%	62.5%
Dividend yield	—%	—%	—%
Risk-free rate	2.9%	4.0%	4.2%
Expected term (in years)	6.8	6.3	6.3

The grant-date fair value of RSUs is equal to the closing trading price of the Company‘s common stock on the grant date.

Employee Stock Purchase Plan

The ESPP is designed to allow eligible employees to purchase shares of Class A common stock at a 15% discount, generally at intervals of approximately six months, with their accumulated payroll deductions. The number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 22 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, equal to the lesser of (A) 1% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of Class A common stock as determined by the board of directors; provided, however, that no more than 185 million shares of Class A common stock may be issued under the ESPP. As of December 31, 2024, 36 million shares were reserved for issuance under the ESPP.

14. RELATED PARTY TRANSACTIONS

2026 Notes

The 2026 Notes were issued to certain new and existing principal stockholders, including T. Rowe Price Associates, Inc. (“T. Rowe Price”), with an aggregate $285 million principal amount (refer to Note 10 "Debt" for more information about the 2026 Notes). Until May 2024, T. Rowe Price was a principal stockholder and related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests. T. Rowe Price is no longer a related party.

Revenues and Stock Warrants

The Company recorded $343 million, $823 million, and $1,040 million in revenues from Amazon.com, Inc. and its affiliates (“Amazon”) for the years ended December 31, 2022, 2023, and 2024 in the Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2023 and 2024, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Consolidated Balance Sheets were $6 million and $68 million,

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. As of December 31, 2023 and 2024, contract liabilities related to these revenues, primarily related to extended service contracts, were $72 million and $135 million, respectively. Refer to Note 4 "Revenues" for more information.

The Company has provided a share-based sales incentive to Amazon in the form of warrants to purchase shares of Class A common stock. The carrying value of the warrants was not material as of December 31, 2023 and 2024 and is amortized as an offset against revenues as EDVs are sold. The offset against revenues for the years ended December 31, 2022, 2023, and 2024 was not material.

Operating Expenses

The Company obtained prototyping, engineering, and other R&D services from a wholly-owned subsidiary of Ford Motor Company (“Ford”). Until May 2022, Ford was a principal stockholder and related party of the Company as a beneficial owner of more than 10 percent of the Company’s voting interests. The expense for services from Ford that the Company recognized in “Research and development” in the Consolidated Statement of Operations was not material through this time. Ford is no longer a related party.

The Company obtains data services, including hosting, storage, and compute from Amazon. During the years ended December 31, 2022, 2023 and 2024, expenses related to these services of $60 million, $63 million, and $94 million, respectively, were recorded in “Research and development” and “Selling, general, and administrative” in the Consolidated Statements of Operations. As of December 31, 2023 and 2024, the unpaid amounts related to these services were not material.

Unconditional Purchase Obligations and Commitments

Refer to Note 16 "Commitments and Contingencies" for more information about unconditional purchase obligations with Amazon.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2023 and 2024, 960 million and 1,123 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2023 and 2024, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2023 and 2024, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Warrants

As of December 31, 2022, 2023, and 2024, the Company had warrants outstanding and exercisable to purchase 12 million shares of Class A common stock, with a weighted-average exercise price of $6.84. The weighted-average remaining contractual life of common stock warrants outstanding and exercisable as of December 31, 2022, 2023, and 2024 is 6 years, 5 years, and 4 years, respectively. There were no common stock warrants granted during the years ended December 31, 2022, 2023, and 2024.

16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

Loss contingencies arise from claims, assessments, litigation, fines, penalties, and other sources and are recognized as accrued liabilities when management believes that a loss is probable and the amount can be reasonably estimated. Gain contingencies are recognized only when realized. In the event any losses are sustained in excess of accrued liabilities, they are charged against income in the period in which they occur. In evaluating loss contingencies, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of avoiding the loss. Accrued liabilities for loss contingencies are evaluated and updated as matters progress over time. It is reasonably possible that some of the loss contingencies for which accrued liabilities have not been established could be resolved unfavorably to the Company and could require recognizing future expenditures. Legal costs related to contingencies are recognized as expenses as they are incurred.

The Company is involved in legal proceedings and evaluates other loss contingencies primarily comprised of supplier disputes, which can be, for example, a result of changing demand forecasts or design modifications, along with commercial litigation including product liability claims which may result in liabilities of the Company. Although the Company believes it has valid defenses with respect to these matters, as of December 31, 2023 and 2024, the Company recorded approximately $80 million and $110 million, respectively, for estimated probable losses related to these matters in “Accrued liabilities” on the Consolidated Balance Sheets. As of December 31, 2024, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $230 million, or an excess of $120 million over the accrued liability recorded. The Company expects the majority of the matters to be resolved within the next 12 to 24 months.

Unconditional Purchase Obligations

The Company has entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily relate to inventory purchase requirements, varying by vendor, and data services, including hosting, storage, and compute from Amazon. Future payments under unconditional purchase obligations having a remaining term in excess of one year as of December 31, 2024 are as follows (in millions):

Total Future Payments
2025	$178
2026	185
2027	110
2028 and thereafter	42
Total	$515

17. NET LOSS PER SHARE

The Company's basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, after allocating losses to equity awards deemed to be participating securities pursuant to the two-class method. Except with respect to voting and conversion, the rights, including liquidation and dividend rights, of the holders of Class A and Class B common stock are identical (see Note 15 "Stockholders' Equity"). Accordingly, the undistributed earnings are allocated on a proportionate basis and as a result, net loss per share attributable to common stockholders is the same for Class A and Class B common stock, whether on an individual or combined basis.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, stock options, unvested RSUs, shares underlying the Company’s ESPP, other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented, the issuance of shares is contingent upon events that did not occur by the end of the period (in the case of Green Convertible Notes), or stock options contain a market condition. The following table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Years Ended December 31,
	2022	2023	2024
Green Convertible Notes	—	149	149
Stock warrants	12	12	12
Stock options	61	62	60
RSUs, ESPP, and other stock-based awards	48	64	65
Total	121	287	286

Capped Calls are excluded from the calculation of diluted earnings per share as they would be antidilutive. However, upon conversion, there will be no economic dilution from the 2030 Green Convertible Notes unless the market price of the Company’s Class A common stock exceeds the cap price because exercise of the Capped Calls offsets any dilution from the 2030 Green Convertible Notes from the conversion price up to the cap price.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2022	2023	2024
Numerator
Net loss attributable to Rivian	$(6,752)	$(5,432)	$(4,747)
Net loss attributable to common stockholders, basic and diluted	$(6,752)	$(5,432)	$(4,747)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	913	947	1,013
Effect of dilutive securities	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	913	947	1,013

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(7.40)	$(5.74)	$(4.69)

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SEGMENT INFORMATION

The Company defines its segments on the basis by which internally reported financial information is regularly reviewed by the CODM to evaluate financial performance, make operating decisions, and allocate resources. The Company’s Chief Executive Officer (“CEO”) has been identified as the CODM. During the three months ended December 31, 2024, in conjunction with growth in revenues from software and services and establishing Rivian and VW Group Technology, LLC, there was a change in the composition of the Company’s segments. As a result of this change, the Company analyzes the results of the business through the following reportable segments: Automotive and Software and Services.

The Company's CODM assesses each segment's performance (i.e., progress against goals and overall cost management) using gross profit compared to prior period results and internal forecasts. This assessment includes the drivers of changes in gross profit by segment, including changes in volume and mix and in net pricing and cost categories at constant volume and mix. Gross profit is comprised of revenues and cost of revenues.

Automotive

The Automotive reportable segment derives its revenues and cost of revenues from the production and sale of new EVs and the sale of regulatory credits generated by the production and sale of EVs.

Software and Services

The Software and services reportable segment derives its revenues and cost of revenues primarily from remarketing, vehicle repair and maintenance services, and vehicle electrical architecture and software development services. Subscriptions, extended service contracts, sales of vehicle accessories and regulatory credits not generated by the production and sale of EVs, and other items are also included.

As of and for the year ended December 31, 2024, the Company’s assets and revenues are primarily in the United States. The CODM does not receive segment asset information as it is not used to assesses each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

	Year Ended December 31, 2024
	Automotive	Software and Services	Consolidated
Revenues	$4,486	$484	$4,970
Cost of revenues	5,693	477	6,170
Gross profit	$(1,207)	$7	$(1,200)

	Year Ended December 31, 2023
	Automotive	Software and Services	Consolidated
Revenues	$4,132	$302	$4,434
Cost of revenues	6,150	314	6,464
Gross profit	$(2,018)	$(12)	$(2,030)

	Year Ended December 31, 2022
	Automotive	Software and Services	Consolidated
Revenues	$1,554	$104	$1,658
Cost of revenues	4,666	115	4,781
Gross profit	$(3,112)	$(11)	$(3,123)

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. VARIABLE INTEREST ENTITIES

Rivian and VW Group Technology, LLC

In November 2024, the Company established a joint venture, Rivian and VW Group Technology, LLC, with Volkswagen Group. The Joint Venture was established as an electrical architecture technology company with a focus on software, electronic control units and related network architecture design and development.

The Company and Volkswagen Group each contributed working capital, certain assets, and personnel to the Joint Venture in exchange for 50% each of the equity interests in the Joint Venture. The ”Non-controlling Interest” in the Joint Venture recorded in the Statement of Changes in Stockholders’ Equity was based on the carrying value of the net assets of the Joint Venture immediately before the $92 million in net assets were contributed by Volkswagen Group.

The Joint Venture’s operations are funded through development fees to be paid by the Company and Volkswagen Group. Fees payable for development services that benefit the general technology stack usable by both the Company and Volkswagen Group are paid 75% by VW and 25% by the Company, through 2028. Starting from 2029, the parties will bear such fees equally, with Volkswagen Group paying $100 million per year in excess of its equal share in contemplation of its comparatively larger vehicle portfolio. Development fees for the benefit of one specific party will be borne entirely by such party.

The Joint Venture is a separate legal entity with its own management and board of directors. The Joint Venture’s board of directors consists of four directors, with the Company and Volkswagen Group each appointing two directors. The Joint Venture is managed day-to-day by two Co-CEOs, with each of the Company and Volkswagen Group appointing one Co-CEO. The Joint Venture may be terminated by the mutual agreement of both parties. Either party will become entitled to purchase all Joint Venture equity held by the party upon the occurrence of certain events, such as material breaches after a party’s change of control or events indicating impending insolvency of a party.

The Joint Venture is a separate legal entity that is a Variable Interest Entity (“VIE”), and the Company’s equity interest in the Joint Venture is a variable interest requiring consolidation because the Company has determined that it is the primary beneficiary of the Joint Venture. The Company is the primary beneficiary of the Joint Venture as a result of several factors, including that the Co-CEO appointed by the Company is the Chief Software Officer of the Company, as well as the Chief Technology Officer of the Joint Venture. In this role, the Co-CEO appointed by the Company directs the overall technical strategy of the Joint Venture, as well as its execution, which are key activities of the Joint Venture. Additionally, a portion of the Joint Venture’s workforce performs services exclusively for the Company.

The equity interests held by Volkswagen Group and its 50% portion of net income are reflected in stockholders’ equity on the Consolidated Balance Sheets as “Non-controlling interest” and in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”, respectively. As of December 31, 2024, the assets and liabilities of the Joint Venture were approximately $250 million and $155 million and primarily comprised of cash and current portion of deferred revenue, respectively. Total revenues and expenses of the Joint Venture were not material for the year ended December 31, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Evaluation of Disclosure Controls and Procedures

RIVIAN AUTOMOTIVE, INC.
Our management, with the participation of our Chief Executive Officer (“CEO“) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2024, our management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting using the framework issued by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

KPMG LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Form 10-K, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 78 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) On November 13, 2024, we amended and restated our investors’ rights agreement (the “A&R IRA”) with certain holders of more than 5% of our Class A common stock and our directors, officers and/or certain entities affiliated with them to (A) extend the termination of the shareholders’ rights under the agreement and our affirmative obligations thereto until (i) with respect to any particular stockholder, such time such stockholder is able to sell all of its Registrable Securities (as defined in the A&R IRA), without restriction pursuant to Rule 144 or another similar exemption during any three-month period without registration and (ii) November 13, 2031; and (B) include certain agreements with respect to maintaining an effective shelf registration statement while any registration rights under the A&R IRA are outstanding.

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

RIVIAN AUTOMOTIVE, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

RIVIAN AUTOMOTIVE, INC.
PART IV
Item 15. Exhibit and Financial Statement Schedules

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2*	Sixth Amended and Restated Investors’ Rights Agreement, dated as of November 13, 2024, by and among the Registrant and certain holders of its capital stock, as amended
4.3	Indenture, dated as of March 10, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41042	4.1	03/10/2023
4.4	Form of certificate representing the 4.625% Green Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.3)	8-K	001-41042	4.2	03/10/2023
4.5	Indenture, dated as of October 11, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41042	4.1	10/11/2023
4.6	Form of certificate representing the 3.625% Green Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.5)	8-K	001-41042	4.2	10/11/2023
4.7	Description of Capital Stock	10-K	001-41042	4.3	2/26/2024
4.8†	Convertible Promissory Note Purchase Agreement, dated as of June 25, 2024, between Rivian Automotive, Inc. and Volkswagen International America Inc.	8-K	001-41042	4.1	06/25/2024
4.9	Form of Senior Convertible Promissory Note (included as Exhibit A to Exhibit 4.8)	8-K	001-41042	4.2	06/25/2024
10.1#	2015 Long-Term Incentive Plan, as amended, and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.1	11/01/2021
10.2#	2021 Incentive Award Plan and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.2	11/01/2021

RIVIAN AUTOMOTIVE, INC.

10.3#	Form of Performance Stock Unit Award Agreement under the Rivian Automotive, Inc. 2021 Incentive Award Plan	10-Q	001-41042	10.3	08/08/2023
10.4#	Non-Employee Director Compensation Program (effective April 1, 2023)	10-Q	001-41042	10.2	08/08/2023
10.5#	2021 Employee Stock Purchase Plan	S-1/A	333-259992	10.4	11/01/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-259992	10.5	11/01/2021
10.7+	Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-41042	10.1	04/19/2023
10.8#	Employment Agreement by and between Rivian Automotive, LLC and Robert Joseph Scaringe	S-1/A	333-259992	10.7	11/01/2021
10.9#	Employment Agreement by and between Rivian Automotive, LLC and Claire McDonough	S-1/A	333-259992	10.9	11/01/2021
10.10#	Employment Agreement by and between Rivian Automotive, LLC and Kjell Gruner	10-Q	001-41042	10.1	11/07/2023
10.11#	Rivian Executive Bonus Plan	10-Q	001-41042	10.1	11/09/2022
10.12†	Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	S-1	333-259992	10.12	10/01/2021
10.13†	Work Order No. #1 to the Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.htm	S-1	333-259992	10.13	10/01/2021
10.14†	Commercial Letter Agreement, dated as of February 15, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.14	10/01/2021
10.15†	Amendment to Commercial Letter Agreement, dated as of September 6, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.15	10/01/2021
10.16†	Master Services Agreement, dated as of May 7, 2021, by and between Rivian, LLC and Cox Automotive Corporate Services, LLC	S-1	333-259992	10.16	10/01/2021

RIVIAN AUTOMOTIVE, INC.

10.17†	Statement of Work for Consignment Services, dated as of June 21, 2021, by and between Rivian, LLC and Manheim Remarketing, Inc.	S-1	333-259992	10.17	10/01/2021
10.18†	Development, Production and Supply Agreement, dated as of April 16, 2021, by and between Rivian Automotive, LLC and Troy Design and Manufacturing Co.	S-1	333-259992	10.18	10/01/2021
10.19	Indenture, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	S-1/A	333-259992	10.19	10/22/2021
10.20	Note Purchase Agreement, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC and the purchasers party thereto.	S-1/A	333-259992	10.20	10/22/2021
10.21†	Amendment No. 1 to the Framework Agreement, dated as of October 26, 2021, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.20	02/28/2023
10.22	Amendment to the Warrant to Purchase Series C Preferred Stock, dated as of October 31, 2021, by and between Rivian Automotive, Inc. and Amazon.com NV Investment Holdings LLC.	S-1/A	333-259992	10.21	11/01/2021
10.23	Economic Development Agreement, dated as of May 2, 2022, by and among Rivian Horizon, LLC, the State of Georgia and the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	05/06/2022
10.24	First Amendment to Economic Development Agreement, dated as of September 26, 2023 by and among Rivian Horizon, LLC, the State of Georgia acting by and through the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	09/29/2023
10.25	Rental Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.1	11/13/2023
10.26	Bond Purchase Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.2	11/13/2023
10.27	Option Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.3	11/13/2023
10.28†	Amendment No. 2 to the Framework Agreement, dated as of January 1, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.26	02/28/2023

RIVIAN AUTOMOTIVE, INC.

10.29†	Amendment No. 3 to the Framework Agreement, dated as of November 7, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-Q	001-41042	10.6	11/07/2023
10.30	Form of Capped Call Confirmations	8-K	001-41042	10.1	10/11/2023
10.31	Form of Additional Capped Call Confirmations	8-K	001-41042	10.2	10/11/2023
10.32^†	REV Tax Credit Agreement effective as of April 29, 2024, by and among Rivian Automotive, LLC, and Rivian, LLC, and the State of Illinois acting by and through the Department of Commerce and Economic Opportunity	8-K	001-41042	10.1	05/03/2024
10.33^†	Transaction Agreement, dated as of November 12, 2024, by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft	8-K	001-41042	10.1	11/12/2024
10.34^†*	Investment Agreement, dated as of November 13, 2024, by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft
10.35^*	Loan Agreement, dated as of November 13, 2024, by and between Rivian and VW Group Technology, LLC and Volkswagen Specter LLC
10.36^*	Loan Agreement, dated as of November 13, 2024, by and between Rivian JV SPV, LLC, Rivian and VW Group Technology, LLC and Rivian Automotive, Inc.
10.37^†	Loan Arrangement and Reimbursement and Sponsor Support Agreement, effective as of January 16, 2025, by and among Rivian New Horizon, LLC, Rivian Automotive, Inc. and the United States Department of Energy	8-K	001-41042	10.1	01/16/2025
19.1*	Insider Trading Compliance Policy
21.1*	List of Subsidiaries of Rivian Automotive, Inc.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-41042	97.1	2/26/2024

RIVIAN AUTOMOTIVE, INC.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer, Chairman of the Board of Directors
Date: February 24, 2025		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Scaringe	Chief Executive Officer, Chairman of the Board of Directors	February 24, 2025
Robert J. Scaringe	(Principal Executive Officer)

/s/ Claire McDonough	Chief Financial Officer	February 24, 2025
Claire McDonough	(Principal Financial Officer and Principal Accounting Officer)

/s/ Karen Boone	Director	February 24, 2025
Karen Boone

/s/ Sanford Schwartz	Director	February 24, 2025
Sanford Schwartz

/s/ Rose Marcario	Director	February 24, 2025
Rose Marcario

/s/ Peter Krawiec	Director	February 24, 2025
Peter Krawiec

/s/ Jay Flatley	Director	February 24, 2025
Jay Flatley

/s/ John Krafcik	Director	February 24, 2025
John Krafcik