Form 10-Q
period 2025-03-31
Rivian Automotive, Inc. / DE
filed 2025-05-06
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 22, 2025, 1,138,599,873 shares of the registrant's Class A common stock were outstanding, and 7,825,000 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, regulatory and political developments, intended use of proceeds from the 2029 Green Convertible Notes (as defined herein) and 2030 Green Convertible Notes (as defined herein), current and expected future investments by Volkswagen Group, funding of the DOE Loan (as defined herein) and our objectives for future operations.

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
•Our future growth is dependent on the demand for, and upon customers’ willingness to adopt, electric vehicles (“EVs”).

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
•Breaches in data security, failure of Technology Systems, cyber attacks or other security or privacy-related incidents affecting us or our vendors and suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.
•We are, and may in the future become, subject to patent, trademark, and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.
•Our business could be adversely affected by trade tariffs or other trade barriers.
•We are subject to export and import control laws, and non-compliance with such laws can subject us to criminal liability and other serious consequences, which can harm our business.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2024	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$5,294	$4,693
Short-term investments (Note 5)	2,406	2,485
Accounts receivable, net	443	412
Inventory (Note 6)	2,248	2,589
Other current assets	192	215
Total current assets	10,583	10,394
Property, plant, and equipment, net (Note 7)	3,965	4,104
Operating lease assets, net	416	461
Other non-current assets	446	546
Total assets	$15,410	$15,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499	$713
Accrued liabilities (Note 9)	835	945
Current portion of deferred revenues, lease liabilities, and other liabilities	917	1,130
Total current liabilities	2,251	2,788
Long-term debt (Note 8)	4,441	4,443
Non-current lease liabilities	379	426
Other non-current liabilities	1,777	1,618
Total liabilities	8,848	9,275
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Common stock, $0.001 par value; 3,508 and 3,508 shares authorized and 1,131 and 1,146 shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively (Note 14)	1	1
Additional paid-in capital	29,866	30,072
Accumulated deficit	(23,305)	(23,850)
Accumulated other comprehensive loss	(4)	(1)
Noncontrolling interest	4	8
Total stockholders' equity	6,562	6,230
Total liabilities and stockholders' equity	$15,410	$15,505

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Automotive	$1,116	$922
Software and services	88	318
Total revenues (Note 3)	1,204	1,240
Automotive	1,613	830
Software and services	118	204
Total cost of revenues	1,731	1,034
Gross profit	(527)	206
Operating expenses
Research and development	461	381
Selling, general, and administrative	496	480
Total operating expenses	957	861
Loss from operations	(1,484)	(655)
Interest income	112	81
Interest expense (Note 8)	(75)	(72)
Other income, net	2	107
Loss before income taxes	(1,445)	(539)
Provision for income taxes	(1)	(2)
Net loss	(1,446)	(541)
Less: Net income attributable to noncontrolling interest	—	4
Net loss attributable to common stockholders	$(1,446)	$(545)
Net loss attributable to common stockholders, basic and diluted	$(1,446)	$(545)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(1.48)	$(0.48)
Weighted-average common shares outstanding, basic and diluted	978	1,137
*The prior period has been recast to conform to current period presentation.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Net loss	$(1,446)	$(541)
Other comprehensive (loss) income	(1)	3
Comprehensive loss	(1,447)	(538)
Less: Comprehensive income attributable to noncontrolling interest	—	4
Comprehensive loss attributable to common stockholders	$(1,447)	$(542)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2023	968	$1	$27,695	$(18,558)	$3	$—	$9,141
Capital stock issuance	26	—	1	—	—	—	1
Stock-based compensation	—	—	374	—	—	—	374
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	(1,446)	—	—	(1,446)
BALANCE - March 31, 2024	994	1	28,070	(20,004)	2	—	8,069

BALANCE - December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562
Capital stock issuance	15	—	2	—	—	—	2
Stock-based compensation	—	—	204	—	—	—	204
Other comprehensive income	—	—	—	—	3	—	3
Net (loss) income	—	—	—	(545)	—	4	(541)
BALANCE - March 31, 2025	1,146	1	30,072	(23,850)	(1)	8	6,230

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(1,446)	$(541)
Depreciation and amortization	280	200
Stock-based compensation expense	233	188
Gain on equity method investment	—	(101)
Other non-cash activities	203	20
Changes in operating assets and liabilities:
Accounts receivable, net	(228)	31
Inventory	(435)	(364)
Other assets	(81)	14
Accounts payable and accrued liabilities	113	334
Deferred revenue	32	59
Other liabilities	60	(28)
Net cash used in operating activities	(1,269)	(188)

Cash flows from investing activities:
Purchases of short-term investments	(902)	(835)
Sales of short-term investments	—	48
Maturities of short-term investments	550	717
Capital expenditures	(254)	(338)
Net cash used in investing activities	(606)	(408)

Cash flows from financing activities:
Proceeds from issuance of capital stock including employee stock purchase plan	2	3
Other financing activities	(4)	(9)
Net cash used in financing activities	(2)	(6)

Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash	(1,878)	(601)
Cash, cash equivalents, and restricted cash—Beginning of period	7,857	5,294
Cash, cash equivalents, and restricted cash—End of period	$5,979	$4,693

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$383	$423
Capital stock issued to settle bonuses	$179	$47
Right-of-use assets obtained in exchange for operating lease liabilities	$52	$73
*The prior period has been recast to conform to current period presentation.

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

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in stockholders’ equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). Certain amounts in the prior period condensed consolidated financial statements have been conformed to current period presentation.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest and records its share of earnings or losses using the equity method of accounting for investments that enable the Company to exercise significant influence over an unconsolidated entity. Intercompany balances and transactions have been eliminated in consolidation.

Rivian and VW Group Technology, LLC

In connection with the formation of Rivian and VW Group Technology, LLC (the “Joint Venture”), the Company and Volkswagen AG and its affiliates (“Volkswagen Group”) entered into an investment agreement (“Investment Agreement”) for additional equity investments in the Company, including an investment pursuant to the achievement of the Financial Milestone defined in the Investment Agreement (see Note 1 to the Form 10-K for more information). As of March 31, 2025, the Financial Milestone was achieved, which is a condition precedent to the corresponding investment. Subject to the satisfaction of customary closing conditions, on June 30, 2025, the Company expects to receive $1,000 million in exchange for $750 million of the Company’s Class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, warranty reserves, inventory valuation, property, plant, and equipment, leases, income taxes, stock-based compensation, commitments and contingencies, residual value risk sharing (“RVRS”) liability, and other revenue transactions. The Company believes that the accounting estimates and related assumptions employed in the condensed consolidated financial statements are appropriate and the resulting balances are

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, requiring adjustments to estimated amounts in future periods.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Condensed Consolidated Balance Sheets in either “Other current assets” or “Current portion of deferred revenues, lease liabilities, and other liabilities” and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices for identical assets or liabilities in active markets.

For commodity contracts, the Company records gains and losses resulting from changes in fair value in Automotive cost of revenues in the Condensed Consolidated Statements of Operations and cash flows in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. The Company also may enter into master netting agreements with its counterparties to allow for netting of transactions with the same counterparty. The Company does not utilize derivative instruments for trading or speculative purposes.

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2024 and March 31, 2025. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three months ended March 31, 2024 and 2025, losses resulting from changes in fair value were not material.

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

As of December 31, 2024 and March 31, 2025, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2024 and March 31, 2025, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and JP Morgan Chase Bank, N.A. (“Chase Bank”), from which accounts receivable are due to the Company (see Note 3 "Revenues" for more information), are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of raw materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary raw materials or product components, at timing, prices, quality, and volumes that are acceptable to the Company, could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
materially impact the Company’s business. The imposition of tariffs and other trade barriers may make it more costly to import raw materials and product components and could result in disruptions in supply and production.

Equity Method Investments

The Company applies the equity method of accounting to investments in entities over which the Company has significant influence.

During the three months ended March 31, 2025 the Company entered into an agreement to receive Series B-1 preferred shares of Also, Inc. (“Also”) with a fair value of approximately $104 million in exchange for the contribution of certain employees, intellectual property, and fixed assets that had been previously dedicated to micromobility product development at the Company. The net book value of assets contributed was approximately $3 million, resulting in a gain of approximately $101 million recorded to “Other income, net” in the Condensed Consolidated Statements of Operations.

The Series B-1 preferred shares are convertible into an equal number of common shares at the Company’s option, or automatically in certain cases such as in an initial public offering, participate in dividends on an as-converted basis, and entitle the holder to receive the original issue price of the shares plus any declared and unpaid dividends in preference to holders of common shares in the event of a Deemed Liquidation (as defined in Also’s Articles of Incorporation). The Company’s ownership percentage of the outstanding shares of Also as of March 31, 2025 was 49.8%, with Eclipse Ventures owning the remaining share, received in exchange for $105 million.

The Also Board is currently comprised of four seats. Eclipse Ventures and the Company have each appointed one member of the Also Board of Directors, and the Company will retain its right to appoint such Director until its ownership share decreases below a defined threshold. Separately, the Company’s Chief Executive Officer (“CEO”), RJ Scaringe, has been appointed to Also’s Board of Directors, with the common shareholders of Also retaining the right to remove or appoint such Director. As a result of the Company’s 49.8% ownership interest, which is determined to be in-substance common stock, and dedicated Director, the Company has significant influence over Also and its share of Also’s results of operations is recorded in “Other income, net” in the Condensed Consolidated Statements of Operations, and Also is a related party of the Company. For the three months ended March 31, 2025, the Company’s share of Also’s results of operations and cash flows subsequent to the receipt of the preferred shares was not material.

Upcoming Accounting Standards Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures enhances the transparency and usefulness of income tax disclosures. The updates are effective for annual periods beginning after December 15, 2024 on a prospective or retrospective basis, though early adoption is permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt its provisions in the Annual Report on Form 10-K for the year ending December 31, 2025.

3. REVENUES

The following table disaggregates revenue by major source (in millions):

	Three Months Ended March 31,
	2024	2025
New electric vehicles	$1,115	$764
Regulatory credits	1	159
Software and services	88	317
Total revenues	$1,204	$1,240

New Electric Vehicles

New EV revenues are primarily derived from the sale of consumer and commercial EVs, and related promises that meet the definition of a performance obligation, including over-the-air (“OTA”) vehicle software updates. Revenue from the sale of EVs is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. As the OTA

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
vehicle software updates represent a stand-ready obligation to provide these services, revenue related to OTA vehicle software updates is recognized ratably throughout the performance period, beginning when control of the vehicle is transferred to the customer and continuing through the estimated useful life of the EV.

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

During the three months ended March 31, 2024 and 2025, approximately 23% and 34%, respectively, of the Company’s revenues were from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements with consumers for purchased vehicles. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on Condensed Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of March 31, 2025 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (“ZEVs”) and greenhouse gas. The Company sells regulatory credits to third parties, and revenue is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party. Payment is typically received within one quarter or less of transfer of control of the credits to the customer.

Software and Services

Software and services revenues consist primarily of services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, sales of vehicle trade-ins (“remarketing”), and vehicle repair and maintenance services.

Remarketing revenue is recognized at a point in time when vehicle title and risk of loss transfer to the customer. Revenues for vehicle repair and maintenance services are recognized over time as services are provided.

The combined performance obligation for the services provided by the Joint Venture is satisfied over time, until the vehicle electrical architecture technology and software promised to the customer is completed. In addition to ongoing payments to fund the Joint Venture’s development services, revenue for the combined performance obligation includes the following consideration transferred by the customer:

•$1,295 million received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology
•Variable consideration in the form of $250 million expected to be received on June 30, 2025, subject to the satisfaction of customary closing conditions to the Financial Milestone investment (see Note 1 "Presentation and Nature of Operations"),

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•$210 million to be received no later than January 3, 2028 as part of the Start of Production Milestone payment (see Note 1 to the Form 10-K for more information), and
•$201 million in noncash consideration paid by Volkswagen Group in the form of a loan commitment (see Note 8 "Debt").

The majority of the transaction price is included in the Company’s contract liabilities as of March 31, 2025, and the Company expects to recognize the corresponding revenue over approximately three years, with the amount of revenue recognized each period gradually increasing over time as the Joint Venture ramps its operations and the level of effort increases. It is reasonably possible that the Company’s expectations could change over time, according to the pattern of progress toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs. Accordingly, the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations. The Company recognized $0 million and $167 million of revenue for the combined performance obligation with Volkswagen Group during the three months ended March 31, 2024 and 2025, respectively.

Payment for vehicle electrical architecture and software development services is generally due in advance. Payment for remarketing and vehicle repair and maintenance services is typically received when control transfers to the customer or due in accordance with payment terms customary to the business.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities are primarily the result of consideration received in advance for the Joint Venture’s combined performance obligation, as well as payments for vehicles collected prior to delivery of the EV, generally satisfied within one quarter or less, OTA vehicle software updates, generally satisfied over the estimated useful life of the EV, and extended vehicle repair and maintenance contracts, satisfied over the coverage period. The Company’s contract liabilities exclude fully-refundable customer deposits. The following table summarizes the Company’s contract liabilities recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	March 31, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$552	$735
Other non-current liabilities	1,288	1,164
Total contract liabilities	$1,840	$1,899

As of December 31, 2024 and March 31, 2025, the Company’s contract liabilities were primarily comprised of consideration received in connection with the Joint Venture, including consideration received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology, noncash consideration, and advance payments for vehicle electrical architecture and software development services. Deferred revenues recognized from contract liability balances as of December 31, 2023 and 2024 were $66 million and $214 million for the three months ended March 31, 2024 and 2025, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. WARRANTY AND FIELD SERVICE ACTIONS

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	March 31, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$146	$164
Other non-current liabilities	327	292
Total warranty reserve	$473	$456

Warranty expense is recorded as a component of Automotive cost of revenues in the Company’s Condensed Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve (in millions):

	Three Months Ended March 31,
	2024	2025
Beginning balance	$275	$473
Warranties issued in period	49	34
Adjustments to pre-existing warranties	6	(30)
Warranty costs incurred	(13)	(21)
Ending balance	$317	$456

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. FAIR VALUE MEASUREMENTS

Cash and cash equivalents include cash in banks, highly liquid investments, and term deposits with maturities of three months or less recorded in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets. Short-term investments are available-for-sale debt securities and term deposits with maturities over three months recorded in “Short-term investments” on the Condensed Consolidated Balance Sheets. As the Company views these securities as available to support current operations, highly liquid securities with maturities beyond 12 months are classified as current assets.
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2024		March 31, 2025
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,157		$1,317
Money market funds	1	3,868	1	3,251
Commercial paper	2	184	2	56
United States Treasury securities	1	60	1	50
Other items[1]	2	25	2	19
Total cash and cash equivalents		$5,294		$4,693

Short-term investments:
United States Treasury securities	1	$993	1	$890
Term deposits	2	475	2	475
Commercial paper	2	378	2	441
Corporate bonds	2	374	2	424
Certificates of deposit	2	141	2	215
Other items[2]	2	45	2	40
Total short-term investments[3]		$2,406		$2,485

Total cash and cash equivalents and short-term investments		$7,700		$7,178

[1] Includes certificates of deposit, corporate bonds, and Yankee bonds.
[2] Includes Yankee bonds and agency discount notes.
3 As of December 31, 2024 and March 31, 2025, $289 million and $164 million is due between 12 and 18 months, respectively.

As of December 31, 2024 and March 31, 2025, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 8 "Debt" for more information about the fair value of the Company’s derivative instruments and debt, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. INVENTORY

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	March 31, 2025
Raw materials and work in progress	$1,351	$1,129
Finished goods	897	1,460
Total inventory	$2,248	$2,589

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The balance of the Company’s inventory was written down by $66 million and $23 million from its cost to its net realizable value as of December 31, 2024 and March 31, 2025, respectively. Additionally, the Company had a liability for LCNRV losses related to firm purchase commitments of $5 million and $0 million as of December 31, 2024 and March 31, 2025, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	March 31, 2025
Land, buildings, and building improvements	$1,085	$1,090
Leasehold improvements	502	531
Machinery, equipment, vehicles, and office furniture	3,925	3,978
Computer equipment, hardware, and software	610	628
Construction in progress	621	841
Total property, plant, and equipment	6,743	7,068
Accumulated depreciation and amortization	(2,778)	(2,964)
Total property, plant, and equipment, net	$3,965	$4,104

Depreciation and amortization expense for property, plant and equipment was $274 million and $189 million for the three months ended March 31, 2024 and 2025, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2024		March 31, 2025
	Maturity	Amount (in millions)	Effective interest rate	Amount (in millions)	Effective interest rate

Long-term debt
2026 Notes	2026	1,250	11.0%	1,250	11.0%
2029 Green Convertible Notes	2029	1,500	4.8%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(34)		(32)
Long-term debt, less unamortized discount and debt issuance costs		$4,441		$4,443

ABL Facility
On April 8, 2025, the Company entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 8, 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit the funding of commitments under the Department of Energy loan described below, and (iii) amend certain other covenants. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit, with a letter of credit sub-limit of $1,000 million.

As of March 31, 2025, the Company had no borrowings under the ABL Facility and $177 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,323 million after giving effect to the borrowing base and the outstanding letters of credit. As of March 31, 2025, the Company was in compliance with all covenants required by the ABL Facility.

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) to certain new and existing investors of the Company. As of March 31, 2025, the interest rate payable on the 2026 Notes was 10.5%, and the Company was in compliance with all covenants required by the 2026 Notes.

The 2026 Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and March 31, 2025, the fair value of the 2026 Notes was $1,256 million and $1,259 million, respectively.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and March 31, 2025, the fair value of the 2029 Green Convertible Notes was $1,591 million and $1,463 million, respectively.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and March 31, 2025, the fair value of the 2030 Green Convertible Notes was $1,611 million and $1,501 million, respectively.

The Company intends to use the net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s green financing framework.

Volkswagen Group Loan Commitment

In November 2024, the Company, together with Rivian JV SPV, LLC (“Joint Venture Equityholder”), and Volkswagen Group also entered into loan agreements (“Loan Agreements”) providing for a committed $1,000 million term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by the Company for general corporate purposes. If and when funded, the per annum rate of interest on the loan is expected to be lower than a loan with comparable terms funded by a large financial institution. Accordingly, upon execution of the Loan Agreements, the $201 million fair value of the below-market funding commitment was included within Other non-current assets and Other non-current liabilities on the Condensed Consolidated Balance Sheets (see Note 3 "Revenues" for more information).

Department of Energy Loan

In January 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “LARSSA”) with the United States Department of Energy (“DOE”), pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3,355 million (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2,620 million (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the Federal Financing Bank (“FFB”) to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (the “ATVM Program”).

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Advance and first Note B Advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties. If outstanding, the terms of the 2026 Notes must be amended and/or refinanced in order for the Company to access the funds from this loan.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	March 31, 2025
Payroll and related costs	$167	$210
Capital expenditures	306	316
Inventory	119	129
Other products and services	93	96
Other	150	194
Total accrued liabilities	$835	$945

10. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three months ended March 31, 2024 and 2025. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

11. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan and 2021 Incentive Award Plan (together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employees including directors, and consultants.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2025:

	RSUs
	Number of shares (in millions)	Weighted-average grant-date fair value
Outstanding at December 31, 2024	61	$14.10
Granted	7	$11.84
Vested	(15)	$14.00
Forfeited	(2)	$14.76
Outstanding at March 31, 2025	51	$13.86
Vested and expected to vest at March 31, 2025	51	$13.86

Stock option activity during the three months ended March 31, 2025 was not material.

As of March 31, 2025, the Company’s unrecognized stock-based compensation expense for unvested awards was $826 million, which is expected to be recognized over a weighted-average period of 1.7 years and 4.9 years for RSUs and stock options outstanding, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. RELATED PARTY TRANSACTIONS

Revenues

The Company recorded $338 million and $99 million for the three months ended March 31, 2024 and 2025, respectively, in revenues from Amazon.com, Inc. and its affiliates (“Amazon”) in the Condensed Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2024 and March 31, 2025, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $68 million and $84 million, respectively. As of December 31, 2024 and March 31, 2025, contract liabilities related to these revenues, primarily related to extended service contracts, were $135 million and $132 million, respectively (refer to Note 3 "Revenues" for more information).

Operating Expenses
The Company obtains data services, including hosting, storage, and compute from Amazon. Expenses related to these services were $20 million and $31 million during the three months ended March 31, 2024 and 2025, respectively. As of December 31, 2024 and March 31, 2025, the unpaid amounts related to these services were not material.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company records an accrued liability for loss contingencies that it determines are probable and estimable. Loss contingencies that the Company evaluates primarily include potential costs related to supply contracts, which can be, for example, a result of changing demand forecasts or design modifications, in addition to potential payments resulting from legal proceedings, such as commercial litigation including product liability claims or employment-related litigation, and other events. Although the Company believes it has valid defenses with respect to legal proceedings, as of December 31, 2024 and March 31, 2025, the Company recorded approximately $110 million and $115 million, respectively, for estimated contingent losses in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $210 million, or an excess of $95 million over the accrued liability recorded. The Company expects the majority of loss contingencies comprising the accrued liability to be resolved within the next 12 to 24 months.

14. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2024 and March 31, 2025, 1,123 million and 1,138 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2024 and March 31, 2025, 8 million shares of Class B common stock were issued and outstanding. As of December 31, 2024 and March 31, 2025, 3,500 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, unvested RSUs, stock options, shares underlying the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the Green Convertible Notes, stock options with a market condition, and other stock-based awards. The following

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three Months Ended March 31,
	2024	2025
Green Convertible Notes	149	149
Stock warrants	12	12
Stock options	61	59
RSUs, ESPP, and other stock-based awards	58	54
Total	280	274

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2024	2025
Numerator
Net loss attributable to Rivian	$(1,446)	$(545)
Net loss attributable to common stockholders, basic and diluted	$(1,446)	$(545)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	978	1,137
Effect of dilutive securities	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	978	1,137

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.48)	$(0.48)

15. SEGMENT INFORMATION

The Company defines its segments on the basis by which internally reported financial information is regularly reviewed by the CODM to evaluate financial performance, make operating decisions, and allocate resources. The Company’s CEO has been identified as the CODM. The Company analyzes the results of the business through the following reportable segments: Automotive and Software and Services.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

As of and for the three months ended March 31, 2025, the Company’s assets and revenues are primarily in the United States. The CODM does not receive segment asset information as it is not used to assess each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

	Three Months Ended March 31, 2025
	Automotive	Software and Services	Consolidated
Revenues	$922	$318	$1,240
Cost of revenues	(830)	(204)	(1,034)
Gross profit	$92	$114	$206

	Three Months Ended March 31, 2024
	Automotive	Software and Services	Consolidated
Revenues	$1,116	$88	$1,204
Cost of revenues	(1,613)	(118)	(1,731)
Gross profit	$(497)	$(30)	$(527)

16. VARIABLE INTEREST ENTITIES

Rivian and VW Group Technology, LLC

In November 2024, the Company established Rivian and VW Group Technology, LLC with Volkswagen Group as a joint venture with a focus on software, electronic control units and related network architecture design and development.

The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets as “Non-controlling interest” and in the Condensed Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”, respectively. As of December 31, 2024 and March 31, 2025, the assets of the Joint Venture were approximately $250 million and $572 million, respectively, primarily comprised of cash. As of December 31, 2024 and March 31, 2025, the liabilities of the Joint Venture were approximately $155 million and $471 million, respectively, primarily comprised of the current portion of deferred revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Form 10-Q, particularly those identified under Part II, Item 1A “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining EVs, as well as software and services that address the entire lifecycle of the vehicle. We create innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Our vehicles are built in the United States and are sold directly to consumer and commercial customers. Whether taking families on new adventures or electrifying fleets at scale, our vehicles all share a common goal — preserving the natural world for generations to come.

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

Our zonal network architecture and software stack serves as the basis for Rivian and VW Group Technology, LLC (the “Joint Venture”). We expect the Joint Venture to develop industry-leading software-enabled features and capabilities to address global markets and segments across a variety of vehicle platforms.

We also offer an integrated set of software and services that span across the entire purchase and ownership process. These services include remarketing, vehicle repair and maintenance, charging, software subscriptions, financing, insurance, and more. Interconnected by our data and analytics backbone, our services are designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

We analyze the results of the business through the following reportable segments: Automotive and Software and Services.

Automotive Segment

Consumer Vehicles

We launched our consumer vehicle business with the R1 platform consisting of two vehicles: the R1T, a two-row, five-passenger pickup truck, and the R1S, a three-row, seven-passenger sport utility vehicle (“SUV”).

The R1T and R1S are equipped with Rivian-designed technology including a zonal network architecture, electric powertrains, chassis, Rivian Autonomy Platform, and digital user experience management. These technologies can continuously improve and expand functionality through cloud-enabled OTA updates.

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

R2 is our all-new midsize SUV delivering a combination of performance, capability and utility in a five-seat package optimized for big adventures and everyday use. The interior is designed for ease-of-use, while being uniquely Rivian through a combination of inviting design and premium, sustainable materials that are easy to clean. We believe R2 and our midsize platform will be foundational to our long-term growth and profit potential. We believe it positions us to address new, global market segments and is designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, Rivian Autonomy Platform, network architecture, and vehicle electronics. We expect to start production of the R2 in the first half of 2026.

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

Commercial Vehicles

We launched the Rivian Commercial Van platform which underpins the EDV variant, designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. In addition to the EDV variant, we have begun to sell variants of the Rivian Commercial Van to customers beyond Amazon. The EDV and Rivian Commercial Van are long-range, electric commercial step-in vans designed for large scale production and deployment in a centrally-managed fleet. Amazon has ordered an initial volume of 100,000 EDVs globally, subject to modification.

We have designed a 500 and 700 cubic foot version of the vans, optimized for various commercial uses, including last mile delivery use cases. Both the EDV and Rivian Commercial Van’s features include a rear roll-up door, an integrated bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics, and a curb-side sliding door for safe vehicle access away from traffic. Developed to be comfortable and easy to operate for drivers, our commercial vans are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to decarbonization.

Automotive Regulatory Credits

We earn tradable credits in the operation of our business under various regulations related to ZEVs), greenhouse gas, fuel economy, and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

During the three months ended March 31, 2025, we produced 14,611 vehicles and delivered 8,640 vehicles.

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

•Joint Venture. Rivian and Volkswagen Group have formed an equally-owned Joint Venture as a separate legal entity to create next-generation electrical architecture and best-in-class software technology. The Joint Venture is intended to focus on software, electronic control units (“ECUs”), and related network architecture design and development, with Volkswagen Group planning to utilize Rivian’s zonal ECU architecture and software stack across multiple brands. The Joint Venture’s financial results are consolidated within our Software and Services segment, but the Joint Venture is a separate legal entity with its own management and board of directors. See Note 16 "Variable Interest Entities" to our consolidated financial statements included in this Form 10-Q for more information.

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

•Software Subscriptions. Across our consumer and commercial vehicles, we offer value added software subscriptions. All consumer vehicles come standard with connectivity features such as over-the-air updates, live navigation, remote vehicle commands, tethering, and a basic Alexa package. In addition, we offer Connect+ which brings enhanced media, connectivity, and live security to our Rivian vehicles. Customers can pay a monthly recurring payment or a discounted annual payment for Connect+.

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

Building upon this foundation, we are also working to seamlessly integrate into existing systems and processes through strategic ecosystem partners (and direct when appropriate). Commercial customers can then leverage these cloud-based, end-to-end capabilities, to increase fleet uptime, optimize vehicle performance, and reduce TCO without disrupting day-to-day operations.

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

•Ability to Develop and Launch New Offerings. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle market segments. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including our MSP. Customers can make reservations for the R2 with a cancellable and fully refundable deposit of $100, and we expect to start production of the R2 in the first half of 2026. We believe our MSP will be foundational to Rivian’s long-term growth and profit potential. We believe it positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, network architecture, and vehicle electronics. In addition, the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. In 2024, we began offering our second generation R1 vehicles, which have been reengineered for more efficiency, lower cost, and higher performance and we launched the Rivian pre-owned vehicle program which expands opportunities to gain new customers. Our future financial performance will also depend on our ability to offer software and services that profitably deliver an intuitive, seamless, and compelling customer experience.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new consumer and commercial customers. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns, such as the launch of the California Dune Edition and a major presence at South by Southwest, where we showcased our vehicles and technology to a broad audience, in the first quarter of 2025. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. Our future success will also depend on growing our base of commercial customers, which may require additional investments in customer education regarding our products and services. For our commercial customers, the evaluation process may be longer, with complex procurement and budgeting considerations. We have entered into pilot programs for, and begun deliveries of, Rivian Commercial Vans. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues and improve our financial performance.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In 2024, we announced that initial production of R2 will be at our Normal Factory, resulting in the expansion of production capacity to approximately 215,000 units of annual production. Significant capital expenditures are required to support the integration of R2 into our Normal Factory. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. Following the plant retooling upgrade during 2024, we are experiencing improved manufacturing efficiencies. As our production capabilities continue to mature, we anticipate these benefits to reduce our cost per vehicle. The introduction of our second generation R1 vehicles has reduced material costs as a result of engineering design changes and improvements in supplier commercial terms. In addition, we expect to leverage previous technologies and platforms while growing sales and service infrastructure to support R2. Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, and pursuing opportunities to drive down warranty costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability.

•Ability to Scale our Ecosystem and Brand Experience. Our go-to-market strategy requires us to scale our ecosystem quickly and effectively, including our technology platform and product development and operational infrastructure. Our future success will also depend on our ability to further develop and leverage our proprietary technology platform. We believe our Joint Venture reaffirms our strategy to vertically integrate our technology platform. The Joint Venture is expected to substantially expand the market applications for our software and associated zonal electrical architecture.
Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network, and charging accessibility will be critical for supporting growth. During 2024, Rivian vehicles gained access to over 20,000 Tesla Superchargers across the United States and Canada using the North American Charging Standard DC adapter and we opened up the Rivian Adventure Network to non-Rivian EVs allowing us to leverage the fixed costs associated with each charging site. We have expanded our service centers and spaces to allow for enhanced product education and customer engagement. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale our ecosystem, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Drive Adoption of our Software and Services. Software and services are a key part of our growth strategy. We offer a variety of software and services, including vehicle electrical architecture and software development services, remarketing, vehicle repair and maintenance, charging, vehicle accessories, financing, insurance, and FleetOS solutions that we believe will grow our revenues outside of vehicle sales. In addition, in 2024 we began offering Connect+, a subscription-based streaming and connectivity service, and expect to offer Rivian Autonomy Platform+, a premium expansion of automated driver assistance support, in the future. As we increase our base of

Rivian customers and expand our software and services portfolio, we expect our customers to expand their usage of our software and services offerings over the full lifecycle of their vehicle ownership. We believe the software and services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, thereby improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver a broad combination of performance, utility, and capability, as well as software and services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. For example, we plan to shut down our Normal Factory for approximately one month in the second half of 2025 to integrate key elements of our manufacturing process in preparation for the planned start of R2 production in the first half of 2026, which will temporarily impact our overall production. We believe that the expansion of our production capacity at our Normal Factory to 215,000 units of annual production will allow us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of raw materials and product components. Any inability or unwillingness of our suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of raw materials and product components that could impact our financial performance. The imposition of tariffs and other trade barriers may make it more costly for us to import raw materials and product components for our vehicles and could result in disruptions in supply. Additionally, we have received claims from our suppliers related to supplier contract changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 13 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-Q for more information on supplier contingencies. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.
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

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity, delivery, and service operations, charging networks, and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange. Should we be unable to expand internationally, our ability to successfully scale our business may be limited, with potential negative consequences for our financial condition, results of operations, and cash flows.

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

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we generally expect delivery volumes of commercial vehicle sales to be lower in the winter months as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet, which could result in higher finished goods inventory levels during this period. We delivered more EDVs than seasonally typical during the fourth quarter of 2024 and as a result delivered more limited volumes, resulting in higher finished goods inventory, in the first quarter of 2025.

•Government Incentives. There are various government policies, grants, loans, and other incentives, including regulatory credits, designed to increase EV adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. For example, the Inflation Reduction Act of 2022 offers a tax credit for EV purchases or leases contingent upon pricing limits, customer income limits, and assembly, manufacturing, and sourcing requirements. Additionally, we have entered into a loan facility with the DOE, an amended agreement with the Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County to support our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), and a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity through which we are eligible for an incentive package to support the renovation and expansion of our Normal Factory. United States federal government incentives are subject to change by Congress and the presidential administration. Any reduction or elimination of these or other similar incentives, or failure of our vehicles to meet tax credit eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows. In addition, we earn tradable credits in the operation of our business under various regulations related to zero emission vehicles, greenhouse gas, fuel economy, renewable energy, and clean fuel. We have contracted and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards, and other regulatory requirements. The future of such programs is uncertain at this time. If these regulatory credits become unavailable or change in the future, it could affect our profitability and have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

Results of Operations

The following tables set forth our consolidated results of operations and production and delivery volumes for the periods presented (in millions, except production and delivery volumes). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2024	2025

Automotive	$1,116	$922
Software and services	88	318
Total revenues	1,204	1,240
Automotive	1,613	830
Software and services	118	204
Total cost of revenues	1,731	1,034
Gross profit	(527)	206
Operating expenses
Research and development	461	381
Selling, general, and administrative	496	480
Total operating expenses	957	861
Loss from operations	(1,484)	(655)
Interest income	112	81
Interest expense	(75)	(72)
Other income, net	2	107
Loss before income taxes	(1,445)	(539)
Provision for income taxes	(1)	(2)
Net loss	(1,446)	(541)
Less: Net income attributable to noncontrolling interest	—	4
Net loss attributable to common stockholders	$(1,446)	$(545)

Production volume	13,980	14,611
Delivery volume	13,588	8,640

Comparison of the Three Months Ended March 31, 2024 and 2025

Automotive

Revenues

	Three Months Ended March 31,
(in millions, except delivery volume)	2024	2025	$ Change	% Change
Revenues	$1,116	$922	$(194)	(17)%

Delivery volume	13,588	8,640	(4,948)	(36)%

Automotive revenues decreased compared to the three months ended March 31, 2024 primarily due to a decrease in deliveries of 4,948 vehicles, driven in part by our delivery of more EDVs than seasonally typical during the fourth quarter of 2024, resulting in limited EDV delivery volumes during the three months ended March 31, 2025. The decrease was partially offset by increased average selling prices due to proportionally higher consumer deliveries, as well as an increase in sales of automotive regulatory credits of $157 million.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions, except production and delivery volumes)	2024	2025	$ Change	% Change
Cost of revenues	$1,613	$830	$(783)	(49)%
Gross profit	$(497)	$92	$589	119%

Production volume	13,980	14,611	631	5%
Delivery volume	13,588	8,640	(4,948)	(36)%

For the three months ended March 31, 2024 and 2025, automotive cost of revenues included $209 million and $73 million of depreciation and amortization expense and $23 million and $8 million of stock-based compensation expense, respectively. The year-over-year decrease in automotive cost of revenues was primarily due to fewer vehicles produced and delivered, as well as reductions in the cost of raw materials, product components, and overhead, resulting in part from the cost of revenue efficiency initiatives and accelerated depreciation that occurred during the three months ended March 31, 2024.

Automotive gross profit for the three months ended March 31, 2025 as compared to gross profit losses for the three months ended March 31, 2024 primarily resulted from the increase in sales of automotive regulatory credits and cost reductions noted above. The current global economic landscape presents significant uncertainty, particularly regarding evolving trade regulation, policies, tariffs, and the overall impact these items have on consumer sentiment and demand. These factors are expected to impact our global supply chain, material costs and access, and market dynamics in the near term. Over the medium to long term, we expect automotive gross profit to improve through the expected margin profile of our MSP, improved fixed cost per vehicle due to the launch of R2 in our Normal Factory, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

Software and Services

Revenues

	Three Months Ended March 31,
(in millions)	2024	2025	$ Change	% Change
Revenues	$88	$318	$230	261%

Software and services revenues increased primarily due to vehicle electrical architecture and software development services that were not performed during the prior period, increased remarketing sales, and an increase in vehicle repair and maintenance services.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions)	2024	2025	$ Change	% Change
Cost of revenues	$118	$204	$86	73%
Gross profit	$(30)	$114	$144	480%

For the three months ended March 31, 2024 and 2025, software and services cost of revenues included $1 million and $2 million of depreciation and amortization expense and $0 million and $16 million of stock-based compensation expense, respectively. The year-over-year increase in software and services cost of revenues was primarily due to increased remarketing sales and vehicle electrical architecture and software development services that were not performed during the prior period.

Software and services gross profit for the three months ended March 31, 2025 as compared to gross profit losses for the three months ended March 31, 2024 primarily resulted from vehicle electrical architecture and software development services. We expect software and services gross profit to continue increasing during the period over which the Joint Venture progresses toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, as well as over time as we continue providing remarketing services, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as FleetOS and Connect+.

Research and development

	Three Months Ended March 31,
(in millions)	2024	2025	$ Change	% Change
Research and development	$461	$381	$(80)	(17)%

For the three months ended March 31, 2024 and 2025, R&D expenses included $18 million and $17 million of depreciation and amortization expense and $124 million and $79 million of stock-based compensation expense, respectively. R&D expenses decreased compared to the three months ended March 31, 2024, primarily due to a $45 million decrease in stock-based compensation expense and a $26 million decrease in payroll and related expenses. The decrease in stock-based compensation expense primarily resulted from awards that were not outstanding during the three months ended March 31, 2025. The decrease in payroll and related expenses, as well as the remainder of the decrease in stock-based compensation expense, was primarily attributable to the formation of the Joint Venture and the cost of services provided to Volkswagen Group being recorded in cost of revenues during the three months ended March 31, 2025.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended March 31,
(in millions)	2024	2025	$ Change	% Change
Selling, general, and administrative	$496	$480	$(16)	(3)%

For the three months ended March 31, 2024 and 2025, SG&A expenses included $52 million and $55 million of depreciation and amortization expense and $86 million and $80 million of stock-based compensation expense, respectively. The amount of SG&A expense is relatively unchanged compared to the three months ended March 31, 2024.

We plan to make continued investments in our facilities, go-to-market operations, vehicle repair and maintenance assets, retail customer engagement spaces, and technology for our future operations.

Other income (expenses)

	Three Months Ended March 31,
(in millions)	2024	2025	$ Change	% Change
Interest income	$112	$81	$(31)	(28)%
Interest expense	$(75)	$(72)	$3	(4)%
Other income, net	$2	$107	$105	nm

*nm-not meaningful

Interest income decreased for the three months ended March 31, 2025, primarily due to decreased interest rates and lower average balances of cash equivalents and short-term investments.

Interest expense is relatively unchanged compared to the three months ended March 31, 2024. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Other income, net increased for the three months ended March 31, 2025, primarily due to the $101 million gain on our equity method investment in Also, Inc. See Note 2 "Equity Method Investments" for more information.

Provision for income taxes

As of March 31, 2024 and 2025, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2024	March 31, 2025
Cash and cash equivalents	$5,294	$4,693
Short-term investments	2,406	2,485
Availability under ABL Facility	1,363	1,323
Total liquidity	$9,063	$8,501

ABL Facility
On April 8, 2025, we entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 8, 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit funding commitments under the Department of Energy loan described below, and (iii) amend certain other covenants. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Rivian and VW Group Technology, LLC

In connection with the formation of the Joint Venture, we entered into an investment agreement (“Investment Agreement”) with Volkswagen Group for additional equity investments in Rivian, including an investment pursuant to the achievement of the Financial Milestone defined in the Investment Agreement (see Note 1 to the Form 10-K for more information). As of March 31, 2025, the Financial Milestone was achieved, which is a condition precedent to the corresponding investment. Subject to the satisfaction of customary closing conditions, on June 30, 2025 we expect to receive $1.0 billion in exchange for $750 million of the Company’s Class A common stock, calculated based on Rivian’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025). We expect to receive up to an additional $2.5 billion from Volkswagen Group, comprised of (i) $1.5 billion in equity investments (which may be effected in part with a convertible debt instrument), of which $0.3 billion is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs and (ii) $1.0 billion in the form of a loan to be made available through the Joint Venture as described below; in each case, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information.

In conjunction with the formation of the Joint Venture, we established Rivian JV SPV, LLC (“Joint Venture Equityholder”), a wholly-owned subsidiary of Rivian and the owner of 50% of the equity interests of the Joint Venture. We, together with Joint Venture Equityholder, and Volkswagen Group also entered into Loan Agreements providing for a committed $1 billion term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by us for general corporate purposes. Our loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. The loan may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest on the loan will accrue at a fixed rate per annum that is determined at the time of funding. The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen International America, Inc., Volkswagen AG, and their affiliates, having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Department of Energy Loan

On January 16, 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “LARSSA”) with the United States DOE, pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3.4 billion (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2.6 billion (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the FFB to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (the “ATVM Program”). The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Advance and first Note B Advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties. Note A Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through April 16, 2031, and the loans comprised of Note A Advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Advances will begin on June 15, 2030, and will be payable quarterly in arrears. Note B Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through May 15, 2032, and the loans comprised of Note B Advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with an ATVM Program loan is equal to the United States Treasury-equivalent yield curve with 0% credit spread, set at each advance. Our ability to fund the DOE Loan is contingent on us obtaining the consent of the creditors or terminating, amending or refinancing the indenture governing the 2026 Notes, as its covenants currently prevent us from incurring borrowings under the DOE Loan.

As of December 31, 2024 our non-cancellable commitments are disclosed in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in the Form 10-K. As of March 31, 2025, our non-cancellable commitments are disclosed in Note 6 “Inventory", Note 8 “Debt”, and Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

Evolving trade regulation, policies, and tariffs are expected to impact our capital expenditures in the near term. We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under the ABL Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

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

Cash Flows

	Three Months Ended March 31,
(in millions)	2024	2025
Net cash used in operating activities	$(1,269)	$(188)
Net cash used in investing activities	$(606)	$(408)
Net cash used in financing activities	$(2)	$(6)

Operating Activities
Net cash used in operating activities decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by a significant reduction in net loss, as well as a decrease in cash used by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by higher maturities and lower purchases of short-term investments, partially offset by higher capital expenditures related to the expansion of production capacity at our Normal Factory. During the three months ended March 31, 2025, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

There were no significant financing activities during the three months ended March 31, 2024 and 2025.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2024 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the three months ended March 31, 2025, there were no material changes in our exposure to market risk as a result of our financial instruments.

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

Our management, with the participation of our Chief Executive Officer(“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These matters also include the following:

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023, and on March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023. Plaintiffs filed a Notice of Appeal on September 1, 2023 and on April 23, 2025 the Court of Appeal affirmed the judgment of dismissal.

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated February 28, 2025 the action is stayed through August 31, 2025.

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

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see the risk factors set forth in Part II, Item 1A “Risk Factors” and the information set forth in Note 13 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

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

We have incurred net losses since our inception, including net losses of $1,446 million for the three months ended March 31, 2024 and $541 million for the three months ended March 31, 2025. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. If these incentives, tax credits and regulatory credits become unavailable or change in the future, it could affect our profitability and have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, if we experience any cost increases as a result of changes to existing or future tariffs and other trade barriers that we are unable to mitigate, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, software and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. In addition, the recently announced and imposed tariffs by the United States government and resulting environment of retaliatory tariffs and other trade barriers will increase our production costs. If we are unable to mitigate these increased production costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture, software development costs, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We will require additional financings to raise capital to support our business, which may not be available in a timely manner or on terms that are acceptable, or at all.

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays or cutbacks in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, tariffs, interest rate changes, and global conflicts or other geopolitical events and any resulting economic uncertainty or global or domestic recession. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In January 2025, the United States Department of Energy (“DOE”) agreed to arrange a multi-draw term loan facility to be provided by the Federal Financing Bank (“FFB”) to a Rivian subsidiary under DOE’s Advanced Technology Vehicles Manufacturing Program (the “DOE Loan”). In April, we amended our ABL Facility (as defined below) to allow us to incur borrowings under the DOE Loan and to extend the ABL Facility’s maturity to April 2030 from April 2028. Our ability to receive advances under our DOE Loan is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate, or at all. Further, our ability to fund the DOE Loan is contingent on us obtaining the consent of the creditors or terminating, amending or refinancing the indenture governing the senior secured floating rate notes due October 2026 (the “2026 Notes”) as the covenants under the indenture governing the 2026 Notes currently prevent us from incurring borrowings under the DOE Loan. Such consent, termination, amendment or refinancing may not be possible on favorable terms, or at all. Our existing debt has resulted in, and any additional indebtedness we incur including under the DOE Loan would result in, increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters. The sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of consumers and maintaining strong demand for our vehicles and the value added software and services we provide and may in the future provide to consumers. We offer consumers the ability to make reservations for R1T, R1S and R2 in the United States and Canada. We have experienced, and may in the future experience, consumer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. In addition, our current rate of new orders for our R1 vehicles must improve to meet our delivery targets, and there is no assurance that we will be able to adequately increase new orders to meet these targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our spaces, expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. Additionally, we have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.

Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, software or services, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions (such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence), increases in interest rates that could make financing less attractive for some customers, increased tariffs, economic uncertainty and global or domestic recession, changes to government incentives, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs. As a newer EV manufacturer, and software and services provider, we have fewer financial resources than more established competitors to withstand changes in the market and disruptions in demand. Reduced EV segment demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established manufacturers.

If consumers do not perceive our vehicles, software and services to be of sufficiently high value and quality, cost competitive, and appealing in aesthetics or performance, if consumers prefer to purchase the same brand of vehicle that they have owned in the past, whether due, in part, to familiarity with the brand, ease of transition, or the ability of dealerships to provide financial incentives or terms to entice consumers, or if consumers prefer to purchase a vehicle in person, we may not be able to retain our reservations or attract new consumers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. If, for any of these reasons, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

As fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, and the fact that sales of Rivian Commercial Vanss to certain last-mile delivery customers and certain customers in the retail industry require Amazon’s consent, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

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
•the higher initial upfront purchase price of EVs, despite potentially lower cost of ongoing operating and maintenance costs, as well as the cost and time required to service and repair EVs, as compared to ICE vehicles;
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
•regulatory, legislative and political changes; and
•economic factors.

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

Additionally, executive orders by the United States presidential administration indicate an intention to reverse much of the previous administration’s policy directives as it relates to clean energy and EVs and there have been efforts in federal and state governments to scale back emissions regulations. These efforts may reduce governmental incentives and subsidies for EVs and potentially chill customer demand, impacting our future growth prospects. These efforts may also face legal challenges that could delay or alter their implementation. The possibility of enacting these new policies, including the legal durability of said actions, introduces uncertainty into the regulatory environment, potentially affecting our business, prospects, financial condition, results of operations, and cash flows.

We are subject to risks associated with our joint venture with Volkswagen Group.

On November 12, 2024, we entered into a transaction agreement with Volkswagen Group to establish a new joint venture (the “Joint Venture”) focusing on vehicle electrical architecture and software development services. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Volkswagen Group may have business interests, goals, priorities or concerns that are different from ours. The Joint Venture is a separate legal entity with its own management and board of directors. We and Volkswagen Group have equal representation on the board of directors of the Joint Venture, and are each entitled to appoint one co-CEO, and we therefore do not have the ability to exercise sole power with respect to all decisions made by the Joint Venture. As a result, we may face disputes and differences in views in operating the Joint Venture, which may result in reduced ability to operate, delayed decision making and failure to come to consensus. Any disagreements that we have with Volkswagen Group with respect to the operation of the Joint Venture could delay or derail our ability to implement improvements to our products and services or impede our commercial operations. Any reduced ability to operate may materially impact the Joint Venture’s business, prospects and financial condition, which in turn could impact our ability to realize any anticipated benefits of the Joint Venture. Further, any prolonged disputes related to the Joint Venture’s operation may require us to expend additional resources on resolving such disputes. Any exit or unwinding of the Joint Venture would be complex and would be subject to negotiation between the parties and may result in increased costs and expenditures.

In connection with this partnership, Volkswagen Group made an equity investment in the Company of $1.0 billion, consisting of an unsecured convertible promissory note due June 2026 (the “2026 Convertible Note”). The 2026 Convertible Note converted into shares of our Class A common stock in December 2024 in accordance with its terms. In addition, in November 2024, we received $1.3 billion from Volkswagen Group for intellectual property licensed to Volkswagen Group. Volkswagen Group has also committed to make an additional equity investment of up to approximately $2.5 billion in multiple tranches, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances, of which $0.5 billion is recognized as revenue for services provided by the Joint Venture. While we achieved the Financial Milestone required for the first investment tranche, the investment is still subject to customary closing conditions and there can be no assurances those conditions or the conditions required for investment of the other tranches will be satisfied within the contemplated timeframe, or at all. In addition, the conversion of the 2026 Convertible Note resulted in the dilution of the ownership interests of existing stockholders and our issuance of $750 million shares of Class A common stock to Volkswagen Group expected to occur on June 30, 2025 as a result of our satisfaction of the Financial Milestone and Volkswagen Group’s proposed additional equity investments in us will cause further dilution. In connection with the Joint Venture, Volkswagen Group has also committed to providing a $1.0 billion term loan facility to the Joint Venture, available in October 2026, the proceeds of which would be concurrently loaned by the Joint Venture to Rivian JV SPV, LLC, a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture (the “Joint Venture Equityholder”), and then distributed to the Company by the Joint Venture Equityholder to be used for general corporate purposes. We refer to these loans together as the “JV Loan”. Availability of the JV Loan is subject to customary financing conditions which must be satisfied during October 2026, and there can be no assurance that any such conditions will be met. Any incremental incurrence of debt under the JV Loan would result in increased debt service obligations and additional restrictive covenants relating to our capital raising activities and other financial and operational matters.

In addition, in connection with the Joint Venture, we granted Volkswagen Group a perpetual, irrevocable, non-exclusive license to certain of our electrical architecture and software technology existing at the time we entered the Joint Venture for use in connection with Volkswagen Group’s vehicles and related services, and provided to Volkswagen Group the related software source code and related technical information and trade secrets, subject to confidentiality obligations. There can be no assurance that Volkswagen Group and its subcontractors will not misuse or disclose our confidential proprietary information to third parties, inadvertently or otherwise, and our remedies for any such misuse or disclosure may be limited. We are also required to indemnify Volkswagen Group for any claims that Volkswagen Group’s or the Joint Venture’s use of the technology we licensed to them infringes or otherwise violates third-party intellectual property rights, subject to certain limitations. In addition, we expect that Volkswagen Group will offer vehicles that compete with ours using our licensed background technology and technology developed by the Joint Venture, which may materially adversely impact our business given Volkswagen Group’s size, resources and position in the automotive market.

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

When appropriate opportunities arise, we have acquired and may in the future acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to obtain any such approval or license. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. We have experienced delays in delivery and our production ramp has taken longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. There can be no assurance that any future planned shutdown, including any future shutdowns at our Normal Factory in preparation for the launch of R2, will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. In addition, any other production disruptions, including as a result of any component shortages due to tariffs or other trade barriers, construction delays or delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

In conjunction with the expansion of our Normal Factory and the planned construction of our Stanton Springs North Facility and the launch of future products and services, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDV, and other commercial products and our ability to develop and manufacture the midsize platform (“MSP”) in the near future, are and will be subject to risks, including with respect to:

•our ability to expand operations at our Normal Factory and future facilities;
•construction of our Stanton Springs North Facility, including potential problems or delays in the construction or operationalizing of the facility;
•securing in a timely manner necessary raw materials, supplies, and components that meet our quality standards, including raw materials or components subject to China’s new export control requirements regarding rare earth materials;
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

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models, software and services to meet rapidly evolving consumer expectations. To meet these expectations and evolving areas of market demand, we plan to introduce new variants, new EV models, including our mid-sized platform, with R2 being the first variant, and new software and services. Our ability to achieve or maintain profitability will depend on our ability to fund and successfully design, manufacture, introduce, and market new vehicle models, software and services that attract a sufficient number of customers.

If the production and delivery of new models are delayed or reduced, if they are not manufactured in line with cost and volume targets, or if new models or our software and services do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, economic conditions, regulatory or other political developments, including tariffs and other trade barriers, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenues and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, such as R2, may have a negative impact on our revenues in the near-term if customers decide to delay or cancel orders of R1 vehicles in anticipation of new EV models, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand.

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

Changes in business or economic conditions, governmental regulations, currency fluctuations, increased United States tariffs, non-United States retaliatory tariffs and non-tariff trade barriers including export restrictions in supplier countries, shortages in raw materials, and changes in geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in the Middle East, and related attacks or violence in the broader region, and other factors beyond our control or that we do not presently anticipate could result in significant increases in freight charges and raw material and component costs which could significantly impact our ability to receive raw materials or components. For example, China's recent changes to its export control requirements on rare earth minerals could delay or otherwise impact our ability to receive raw materials or components or could result in significantly increased costs or impact production. Substantial increases in the prices for our raw materials or components or regulatory requirements have in the past increased and could continue to increase our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Shortages and delays in the supply of certain parts, materials, and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays have in the past resulted in, and may in the future result in, higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. Recently, a number of our suppliers have notified us of potential supply chain impact due to recently announced and imposed tariffs and other trade barriers. Any renegotiation to address such tariffs and trade barriers may result in increased costs, or, if we are unsuccessful in such renegotiation, or if any of our suppliers experience business disruptions as a result of such tariffs or trade barriers, we may experience potential disruptions and delays. The delay or unavailability of any component or supplier disruption has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our success will be dependent upon our ability to enter into vendor and supplier agreements and maintain our relationships with existing vendors and suppliers who are critical and necessary to the production of our products and services and as we implement product upgrades and adaptations for our products in the future and work with existing and future vendors and suppliers. The vendor and supplier agreements we have, and may enter into with vendors and suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our vendors and suppliers, including litigation to enforce such vendor and supplier agreements, which would adversely affect our ability to obtain services and components from such vendors and suppliers. Recently, a number of our suppliers have notified us of potential supply chain impact due to recently announced and imposed tariffs and other trade barriers, which may result in legal disputes. If our vendors and suppliers become unable or unwilling to provide, or experience delays in providing services or components, or if the vendor and supplier agreements we have in place are terminated, or if any such litigation to enforce such agreements is not resolved in our favor, it may be difficult or impossible to find replacement services or components at a reasonable cost in a timely manner. Moreover, as we implement product and services upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with vendors and suppliers related to changes in current vendor and supplier contracts. In addition, if we terminate any vendor or supplier agreements we may be subject to cancellation or other settlement costs.

Additionally, our EVs contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. For example, during the third quarter of 2024, Rivian began experiencing a production disruption due to a shortage of a component within our Enduro motor system on the R1 and Rivian Commercial Van platforms. As a result of this supply shortage, Rivian produced fewer vehicles during the third and fourth quarter of 2024. as compared to our original expectations. While this particular shortage has been resolved, and while we believe that we would be able to establish alternate supply relationships for any future component shortages and could obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us, including as a result of the recently announced and imposed tariffs and other trade barriers. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

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

We are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, we or our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, we or our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for and availability of each component at a given time. If we fail to order or receive sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. The recently announced and imposed tariffs by the United States government and resulting environment of retaliatory tariffs and other trade barriers is expected to have an adverse impact on our ability to accurately predict our manufacturing requirements which could result in additional costs or delays.

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

We plan to grow our go-to-market, sales, and service operations and invest in new technologies and manufacturing capabilities, which will require hiring, retaining and training new personnel, controlling expenses, efficiently and effectively expanding operational capabilities, establishing more facilities and experience centers, and growing administrative infrastructure, systems, and processes. For example, in order to efficiently and effectively operate our manufacturing processes we must stand-up complex and integrated information technology (“IT”) systems, and we plan to strategically expand infrastructure, both domestically and internationally, and expand additional manufacturing capacity in support of our next vehicle, R2. Our future operating results depend largely on our ability to manage this expansion and growth successfully, and any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Risks that we face in undertaking this expansion include, among others:

•attracting, retaining, training and integrating skilled and qualified personnel to support our existing operations and any future expansion at any facilities we may construct, expand or acquire in the future;

•including the construction of the Stanton Springs North Facility;
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

A significant portion of our revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 13.3% of our voting power as of March 31, 2025.

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

In addition, Dr. Scaringe is a trustee of the Rivian Foundation and is Chairman of the Board of Also, Inc. Dr. Scaringe’s position with the Rivian Foundation and Also, Inc. may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have additional duties, and may devote a substantial amount of time serving, as a trustee of the Rivian Foundation and a director of Also, Inc., which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

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

In addition, if incidents occur or are perceived to have occurred, such as production delays and price increases, whether or not such incidents are our fault, we have in the past and could in the future be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm customer perceptions and confidence in the Rivian brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing, other partners (whether or not such publicity is related to their collaboration with us) or investors. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products and services. In addition, from time to time, our products and services may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our products and services.

Our passion and focus on delivering a high-quality and engaging Rivian experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Rivian experience with a focus on driving long-term customer engagement through innovative, technologically advanced EVs, software and services, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Rivian experience, which we believe will improve our financial results over the long-term. In the near-term, we intend to focus significant resources on research and development and sales and marketing to deliver the Rivian experience to our customers, which could impact our short-term financial results. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

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

Our operations, IT systems, products and vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles and our operations and IT systems. In addition, our operations, IT systems, products and vehicles depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our operations and IT systems are subject to certain technical limitations that may compromise our ability to meet our objectives, and our software and hardware can contain errors, bugs, vulnerabilities, or design defects. Some errors, bugs, vulnerabilities, or design defects inherently are difficult to detect and, in some cases, are only discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our operations, IT systems and vehicles effectively and rapidly, such efforts may not be timely or effective, may hamper production, or may not be to the satisfaction of our customers.

As a result of the Joint Venture, we will be dependent on the Joint Venture to update, improve and maintain certain software. There is a risk that when we deploy updates to software developed by the Joint Venture, other vendors or by us (whether to address issues, deliver new features or make desired modifications), our IT systems and over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software. In such cases, the software within our IT systems and customers’ vehicles may and will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed. In addition, given that the Joint Venture is not fully controlled by us, we cannot guarantee that the Joint Venture will promptly and sufficiently address vulnerabilities or other issues in our products and services or prioritize those issues over the needs of the Joint Venture or Volkswagen Group.

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

As a result of the Joint Venture, we will no longer develop, update, improve and maintain certain software in-house, and instead rely primarily on the services of the Joint Venture for those operations. If the Joint Venture or our other vendors or suppliers fail to provide such services to us in a timely and sufficient manner or at all, we may not be able to integrate the necessary software into our vehicles, operations or IT systems. Our potential inability to develop and integrate the necessary software and technology systems may materially interrupt our business and our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, if the software that the Joint Venture or any of our other vendors or suppliers develop and provide to us does not conform to its specifications or otherwise contains any errors, bugs, vulnerabilities, or design defects, our vehicles, operations or IT systems may not function properly and our business may be exposed to liability for loss of life or injury, products liability, lost profits, loss of reputation, loss of customers, government scrutiny or other adverse outcomes. Defects and errors can be revealed over time and our control over the performance of the Joint Venture’s services and other vendor or supplier services and systems to remedy such defects or errors may be limited.

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

Recent federal actions, such as the suspension of the National Electric Vehicle Infrastructure Formula Program, which was intended to expand the network of electric vehicle charging stations nationwide, may further exacerbate these challenges. This suspension in particular could delay the deployment of charging infrastructure, impacting consumer confidence and demand for EVs.

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

Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks including the incorporation of North American Charging Standard (“NACS”) charge ports and access to Tesla’s Supercharger network. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, reliability, safety, or security, any delays in implementation of the NACS charge ports and access or in delivery of NACS adapters, or any limitation or cancellation of our customers’ access to any third-party charging network, could impact the demand for our EVs. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, other EV business models, such as battery swapping, or improvements in the fuel economy of the internal combustion engine (“ICE”) or the cost of such fuels, may materially and adversely affect our business, prospects, financial condition, results of operations in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, and existing and other battery cell technologies, fuels, or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any of these, including any failure by us to anticipate customers’ rapidly changing needs, expectations, and preferences, could result in the loss of competitiveness of our vehicles, software and services, decreased revenues, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology.

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

Any unavailability, reduction or elimination of government and economic incentives and credits because of policy changes, or the reduced need for such incentives and credits due to the perceived success of EVs or other reasons, may result in the diminished competitiveness of the alternative fuel and EV industry generally or our vehicles, software and services in particular. Additionally, federal, state, and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

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

Federal and state administrations have introduced additional uncertainty for the EV industry. For instance, the United States presidential administration has issued executive orders and could implement additional policies or modify regulations that could negatively impact the expansion of the EV market, such as by rescinding or modifying the 30D, 45W, 45X, 48C, or NEV tax credits, and could take further actions to diminish incentives for the production and purchase of EVs. Consequently, the availability of tax credits or other government incentives and our ability and that of our customers and competitors to benefit from these credits and incentives, remain uncertain at this time.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we apply or on which we rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

From time to time we apply for, have received and may in the future receive, federal and state grants, loans, and/or tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel, and EVs and related technologies. For example, in January 2025, we entered into the DOE Loan in financial support of the construction of our manufacturing facility in Stanton Springs North, Georgia. We anticipate that, in the future, there may be new opportunities for us to apply for additional grants, loans and other incentives from the United States, state, and foreign governments while at the same time, some programs and opportunities may be eliminated. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and various levels of approval of our applications to participate in such programs. The application process for these funds and other incentives is often highly competitive. There can be no assurance that we will be successful in obtaining any of these additional grants, loans, and other incentives, including any requested borrowings under the DOE Loan, and our ability to obtain them may be impacted as a result of presidential, congressional, state and local elections, or judicial rulings. Even if we are approved to receive these funds or incentives, there can be no assurances that the full amount, or any amount, of these funds or incentives will be disbursed to us. For example, our ability to receive advances under our loan agreement with the DOE is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate, or at all. If we are not able to receive advances under our loan agreement with the DOE or are not successful in obtaining any other additional grants, loans and other incentives from the United States, state, or foreign governments and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In 2020, the EPA and the NHTSA enacted the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles rule that, among other things, established less stringent fuel economy and GHG standards for light duty vehicles model years 2021 through 2026, and sought to strip California of the ability to set its own fuel economy and vehicle emissions standards, which other states could then follow. In 2021, changes to the SAFE Vehicles rule were finalized that increased GHG standards stringency for model years 2023 through 2026, and in 2022, the fuel economy standards were made more stringent for model years 2024 through 2026. In addition, the Clean Air Act waivers reinstating California’s and other states’ authority were finalized in 2022, while California regulators extended the Advance Clean Cars rule for model years 2026 through 2035 and finalized the ACT rule. Concurrently, in April 2023, EPA granted California’s petition for an EPA Clean Air Act (“CAA”) preemption waiver for its new medium and heavy-duty standards. Further, in 2023, EPA and NHTSA finalized new regulations for 2027 and later model year light and medium duty vehicles. In December of 2024, EPA then granted a Clean Air Act waiver of preemption for Advanced Clean Cars II regulation. The current federal GHG and fuel economy standards as well as California’s ability to set its own light-duty standards are still being challenged in several lawsuits-and are now set to be reexamined by the relevant federal agencies as directed by Executive Order. If the courts find against EPA and NHTSA or reverse the reinstatement of California and other states’ authority, the value of certain regulatory credits would likely decrease. In addition, there are efforts in Congress to limit or reverse new EPA GHG and NHTSA CAFE standards and inhibit California’s ability to regulate vehicle emissions. Additionally, it is possible that federal and state governments could be successful in scaling back emissions regulations or limiting California’s authority. Efforts to roll back environmental regulations and litigation to prevent such roll back could have an effect on regulatory credit trading programs. As a result, uncertainty remains about EPA’s ability to set vehicle emissions standards and NHTSA’s ability to set fuel economy standards, as well as the future of California and other states’ ZEV and GHG programs and the value of credits earned under them. In addition, new entrants to the EV market and the uncertainty in the permanence of regulatory protections could drive down relevant compliance credit valuations. While we cannot predict such outcomes at this time, any of the above developments could impede our ability to earn and sell such credits and could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and if rates continue to increase substantially or remain relatively high it could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales had been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing and vehicle insurance premiums have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates continue to increase -or remain relatively high, or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles and demand for our vehicles could be negatively impacted, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions and an increased risk of disruption to operations. If any of our employees decide to join or seek recognition to form a labor union, if we are required to become a union signatory, or as we engage to finalize negotiations with any such union, we could be subject to risks, including substantial distraction from our business, potential work slowdowns or stoppages, delays and increased human capital related costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as component suppliers, construction contractors and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities. Additionally, our revenues from period to period may fluctuate as our understanding of and ability to address different markets grows and evolves, we adjust volumes, pricing, and add new product variants based on market demand and margin opportunities, and develop and introduce new EVs or introduce existing EVs to new markets. Our production levels also depend on our ability to efficiently and cost-effectively obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenues from period to period may fluctuate due to seasonality. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our products and services, changes in interest rates, impairment of long-lived assets, economic conditions, both nationally and locally, negative publicity relating to our products and services, changes in the regulatory or political environment, changes in consumer preferences and competitive conditions, investment in new production capacity and expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

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

As of March 31, 2025, our total principal amount of our outstanding indebtedness was $4,475 million. As of March 31, 2025, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $177 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $6.6 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the Facility’s maturity to April 2030 from April 2028. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

The credit agreement governing the ABL Facility and the indenture governing our senior secured floating rate notes due October 2026 (the “2026 Notes”) contain, and the DOE Loan arrangement, if and when funded will contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and require us to satisfy certain financial covenants, including a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes” and together with the 2029 Green Convertible Notes, the “Convertible Notes”) also contain certain restrictive covenants. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or noteholders or terminate, amend or refinance the credit agreement governing the ABL Facility, the indenture governing the 2026 Notes, the DOE Loan, the JV Loan, the Convertible Notes or any future debt agreements, if applicable, which may limit our operating flexibility. For example, the covenants under the indenture governing the 2026 Notes currently prevent us from incurring borrowings under the DOE Loan, and therefore we will need to amend and/or refinance the 2026 Notes in order to access funds under the DOE Loan. In addition, the ABL Facility and the 2026 Notes are currently secured by, substantially all of the assets (excluding intellectual property) of Rivian Holdings, LLC and its material domestic subsidiaries (other than certain excluded subsidiaries). If and when funded, the DOE Loan will be secured by, among other things, the same assets (other than inventory, receivables and certain deposit accounts) and by all project and other assets relating to our Stanton Springs North Facility. The total principal amount of our secured debt, which we expect will increase significantly upon our accessing funds under the DOE Loan, together with our limited pool of unencumbered assets, may impair our financing flexibility in the future, including our ability to refinance our existing debt on favorable terms or at all. Additionally, our 2026 Notes become due in October 2026 and current economic conditions may impair our ability to refinance the 2026 Notes. Although the JV Loan is non-recourse to Rivian Automotive, Inc. or any of its subsidiaries (other than the Joint Venture Equityholder), its terms require that we comply with restrictive covenants that are substantially the same as our ABL Facility, as then in effect. In addition, if and when funded, the JV Loan will be secured by the Joint Venture equity interests owned by the Joint Venture Equityholder, and therefore, if and when the JV Loan is funded, any such non-compliance could result in foreclosure on the equity interests we indirectly own in the Joint Venture.

Noteholders of our Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes or the 2030 Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these various financial covenants, pay the principal and interest when due under our debt agreements or repurchase the Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indentures governing the 2026 Notes, the DOE Loan (if and when funded), the JV Loan (if and when funded), the Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We rely on third-party vendors and suppliers for certain product and service offerings, which exposes us to increased risks.

We contract with third parties to provide certain products and services to our customers, including vehicle financing, insurance, collision repair, roadside assistance, service part processing, service visit alternative transportation, tires, windshields, and 12V battery replacement. Although we carefully select our vendors and suppliers, we cannot control their actions and our vendors and suppliers have not always performed as we expect. If our vendors or suppliers fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ or suppliers’ ability to serve us and our customers. One or more of our vendors or suppliers have in the past experienced and may in the future experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of vendors and suppliers represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Similarly, Volkswagen Group has made an equity investment in us, and has committed to additional equity investments, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. As a result, Volkswagen Group’s holdings in the future may grow to be significant. In addition, Volkswagen Group is an equal partner in the Joint Venture, on which we rely for electrical architecture and certain software services. Volkswagen Group manufactures vehicles that compete with our vehicles. Further, Volkswagen Group may have investments in or otherwise hold securities of businesses that compete directly or indirectly with us, or may in the future, which could become a conflict of interest or create the appearance thereof.

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

Risks Related to Information Technology, Data Security, Privacy, and Intellectual Property

Breaches in data security, failure of Technology Systems, cyber attacks or other security or privacy-related incidents affecting us or our vendors and suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.

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

Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our vendors and suppliers’ Technology Systems, vehicles, and products and the information they store and process. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our Technology Systems or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have been and continue to be subject to ransomware and phishing attacks. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted.

Remote and hybrid working arrangements at our Company and at many third-party vendors and suppliers also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, the integration of artificial intelligence in our or any suppliers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Any actual, alleged or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged, or perceived data security incident we or our suppliers suffer, could result in damage to our reputation; negative publicity; loss of customers and sales; loss of competitive advantages; increased costs to remedy any problems and provide any required notifications, including to regulators and individuals, and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. In addition, we may incur significant financial and operational costs to investigate, remediate and implement additional tools, devices, and systems designed to prevent actual or perceived security breaches, and other security or privacy-related incidents. Further, we could also be exposed to a risk of loss or litigation and potential liability under laws, (including class actions) regulations, and contracts that protect the privacy and security of Personal Information. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our Company, and could materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

We receive, store, handle, transmit, use and otherwise process Confidential Information. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we may be subject to state privacy laws such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (together the “CCPA”), as well as other privacy statutes that share similarities to the CCPA that have been enacted in a number of other states. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of Personal Information and there remains interest at the federal level as well, reflecting a trend toward more stringent privacy legislation in the United States.

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

These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Any significant changes to applicable laws, regulations or industry practices regarding the use, transfer, or disclosure of Personal Information, or regarding the manner in which the express or implied consent of individuals for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal, and international privacy regulators – could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that individuals share with us.

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

In particular, if the models underlying our AI technologies or AI Technologies we use in our business are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from harm to individuals or the violation of laws or contracts to which we are a party or civil claims.

In the United States, the presidential administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the prior presidential administration. The presidential administration then issued an executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded prior administration’s executive order. Thus, the presidential administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level, together with state-level laws regulating AI Technologies that entered into force or are expected to in 2025, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

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

Our vehicles contain complex technology systems. For example, our vehicles are outfitted with built-in data connectivity to install periodic remote updates to improve or update the functionality of our vehicles. We have implemented cryptographic technologies to deliver updates securely from Rivian, including a hardware security module to verify the integrity of vehicle software by using cryptographic hashes. We have designed, implemented, and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our Technology Systems and our vehicles and intend to implement additional security measures as necessary. However, hackers and other malicious actors may attempt in the future to gain unauthorized access to modify, alter, and use networks, vehicle software and our systems to gain control of, or to change, our vehicles’ software or to gain access to data stored in or generated by the vehicle. Errors and vulnerabilities, including zero days, in our information technology systems will be probed by third parties and could be identified and exploited in the future, and our remediation efforts may not be timely or successful. Any unauthorized access to or control of our vehicles or their systems or any unauthorized access to or loss of data could result in risks to our customers, unsafe driving conditions, or failure of our systems, any of which could result in interruptions in our business, regulatory investigations, legal claims or proceedings which may or may not result in our favor and could subject us to significant liability and expense. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked” and lack appropriate safety controls, could negatively affect our brand and harm our business, prospects, financial condition, results of operations, and cash flows.

We utilize third-party service providers to support our products, services and business operations and any errors, disruption, performance problems, delays or failure in their or our products, services and business operations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of these products and services depend on the continued operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Third-party services have been and may be subject to errors, disruptions, security issues, or other performance deficiencies. In addition, if third party services are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices or at all, our business can be negatively impacted in a number of ways, including in errors or defects in our products and services, failure of our products and services which could adversely affect the experience of our customers, our reputation, and brand, exposure to legal or contractual liability, an increase in our expenses, and interruption in our ability to manage our operations, all of which may take significant time and resources, increase our costs, and could adversely affect our business prospects, financial condition, results of operations, and cash flows. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

We are, and may in the future become, subject to patent, trademark, and/or other intellectual property infringement claims, which may be time-consuming, cause us to incur significant liability, and increase our costs of doing business.

We are involved in, and may in the future become party to additional, intellectual property infringement proceedings. Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary or intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, lease or market our products and services, which could make it more difficult for us to operate our business. From time to time, we have received, and may in the future receive communications from holders of patents, trademarks, trade secrets or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting or otherwise violating such rights. Such parties have brought and may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. Our applications for and uses of trademarks relating to our products, services, or designs, could be found to infringe upon existing trademark rights owned by third parties. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold pending or issued patents that relate to our products, services or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses, could distract our technical and management personnel from their normal responsibilities and result in negative publicity. Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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
•redesign or reengineer our vehicles, products or services, which may be costly, time-consuming, or impossible; or
•establish and maintain alternative branding for our products and services.

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

We use open-source software in connection with the development and deployment of our products and services, and we expect to continue to use open-source software in the future. Companies that use open-source software in connection with their products and services have, from time to time, faced claims challenging the use of open-source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms, and we may be required to purchase a costly license or cease offering the implicated products or services unless and until we can reengineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the reengineering process successfully. Some open-source software licenses may require users who distribute proprietary software containing or linked to open-source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open-source license, which could include proprietary source code. In such cases, the open-source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur or could be claimed to have occurred, in part because open-source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts. In addition, failure to comply with Company policies on information technology and intellectual property may create a risk of public disclosure of confidential, proprietary, or sensitive information, such as source code or business plans, when using certain publicly available or open-source software programs that train their models with information provided by users, such as generative artificial intelligence or other software utilizing learning models. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our products and services depends upon the successful operation of open-source software, any undetected errors or defects in-open source software that we use could prevent the deployment or impair the functionality of our products and services and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our products and services through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Other Legal, Regulatory, and Tax Matters

Our business could be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to other countries, and to import raw materials and components for our vehicles or delay or disrupt our supply of raw materials and components. For example, the United States government has recently announced or imposed tariffs on specific sectors and countries, which has resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners, including China and Canada, have imposed retaliatory tariffs on certain United States products, making it more costly for companies to export products to those countries. The United States presidential administration also recently announced or imposed new reciprocal and steel and aluminum tariffs on imports to the United States from all countries, with more significant tariffs on China, and with additional automotive-specific tariffs expected in May 2025, along with potential additional tariffs on products containing semiconductors and rare-earth minerals to be imposed at a later date. China has recently changed its export control requirements on rare earth minerals, which could delay or otherwise impact our ability to receive raw materials or components or could result in significantly increased costs and impact production. If we experience cost increases as a result of existing or future tariffs or other trade barriers, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers could harm our ability to obtain necessary raw materials and components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

In addition, changes to our products or services, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or services or, in some cases, prevent the export or import of our products and services to certain countries, governments or persons altogether. For example, China's recent changes to its export control requirements on rare earth minerals could delay or otherwise impact our ability to receive raw materials or components or could result in significantly increased costs or impact production. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services, as well decreasing our ability to export or market our products and services to potential customers. Any decreased use of our products and services or limitation on our ability to export or market our products and services could adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

We are subject to substantial and evolving regulation and unfavorable changes to, or our failure to comply with, these regulations could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our vehicles, software and services and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. Regulations could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, including as a result of presidential, congressional, state and local elections, and judicial rulings, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, there is uncertainty regarding the impact of the United States presidential administration's policies with respect to the EV industry and government funding, incentives, tax credits, regulatory credits and tariffs, which could have a material adverse effect on our business, results of operations or financial condition. In particular, we face risks associated with changes to regulations related to the EV industry and alternative energy, such as:

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
•changes in regulations relating to advanced driver assistance technology could require us to modify our advanced driver assistance hardware and related software systems; and
•future rulemaking governing GHG and CAFE standards, as well as the ability of states to implement their clean vehicle standards, could reduce new business opportunities for our business.

To the extent the laws change or are interpreted or enforced differently, our vehicles, software and services may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is costly, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

The R2 Normal Factory expansion and construction of the Stanton Springs North Facility will require substantial capital and numerous federal, state, and local permits. In addition, the projects requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete either project. Any significant problems or additional delays in the R2 Normal Factory expansion or the construction of the Stanton Springs North Facility or in bringing the manufacturing facility to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles.

We are subject to various environmental, health, and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial, and/or local environmental, health, and safety laws and regulations, including laws relating to the use, handling, storage, and disposal of, and human exposure to, hazardous materials. Environmental, health, and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental, health, and safety laws, which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, and fines and penalties. Compliance with environmental, health and safety laws and regulations could also lead to increased costs, including remediation of any discovered issues, and changes to our operations, which may be significant, and failures to comply could result in significant expenses, delays, substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

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

Increasing scrutiny and changing requirements, attitudes or expectations from global regulators, our investors, consumers, employees and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. Global regulators, investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus, public reporting regarding ESG practices is more broadly expected. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulators, investor, consumer, employee or other stakeholder expectations on ESG matters, particularly because our mission is to create innovative and technologically advanced products with the goal of accelerating the global transition to zero-emission transportation and energy, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further softening of ESG support among some stakeholders and government institutions and we could be criticized by some for the scope or nature of our ESG initiatives or goals or for any revisions to these initiatives or goals. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment) or consumers or business partners (such as boycotts or negative publicity campaigns) targeting the Company that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, there could be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, we expect to be subject to California’s recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions and climate-related financial risks. The future of the California climate disclosure laws is currently uncertain, as these laws are subject to ongoing litigation, and the CARB is currently in the process of adopting implementing regulations. Similarly, we may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU directives or EU and EU member state regulations, or various disclosure requirements on various sustainability topics, including climate change, resource use, workforce, human rights, supply chain, and business conduct. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks.

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
•the projections and any other guidance we provide to the public, any decision to withdraw or not to provide projections or guidance due to external economic conditions or otherwise, and any changes in or failure to meet, such projections or guidance;
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
•economic conditions, such as recessions, changes in inflation or interest rates, and slow or negative growth of our markets;
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
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and Ukraine and in the Middle East and related economic sanctions, pandemics incidents of terrorism or responses to these events; and
•the other factors described in this Part II Item 1A “Risk Factors.”

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 36.1% of the voting power of our outstanding capital stock as of December 31, 2024 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 7.6% of the voting power of our outstanding capital stock but 2.0% of the total shares of common stock outstanding as of December 31, 2024.

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

All of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of March 31, 2025, we had stock options and restricted stock units

(“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately $113 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

Further, in March 2025, we paid 2024 bonus awards in the form of RSUs, which vested immediately upon grant in an aggregate amount of $47 million. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent the Company delivers shares of Class A common stock upon such conversion. Further, the completion of Volkswagen Group’s proposed additional equity investments in us would cause further dilution, to extent certain conditions and certain milestones are achieved.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Moreover, the terms of our ABL Facility, the indenture governing the 2026 Notes, the DOE Loan (if and when funded), and the JV Loan (if and when funded) restrict the ability of certain of our subsidiaries to pay dividends to us, and any additional debt we may incur in the future may restrict our ability to declare or pay cash dividends or make distributions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

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

In addition, certain provisions in the Convertible Notes and the governing indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2029 Green Convertible Notes and the 2030 Green Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the governing indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

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

Our business and results of operations are subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, sustained inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty. In addition, the recently announced and imposed tariffs by the United States government and environment of retaliatory tariffs and other trade barriers, the resulting economic uncertainty, and any subsequent global or domestic recession, would have a negative impact on our business, prospects, financial condition, results of operations, and cash flows. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms, and wildfires, public health crises, political crises, such as terrorist attacks, war, or other political instability, or other unexpected events, and such events could also disrupt our operations, internet, or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult economic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Recently, certain automobile manufacturers have announced delays or cutbacks in EV production plans as a result of these and other factors impacting the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel reservations.

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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for fiscal year 2021, we identified material weaknesses in our internal control over financial reporting which were remediated as of December 31, 2023.

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

We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward our efforts to achieve and maintain effective internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, the development and implementation of the standards and controls necessary to achieve the level of accounting standards required of a public company may require costs greater than expected or take longer to achieve.

We will continue to incur significant additional costs as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We have incurred and will continue to incur increased costs associated with reporting and corporate governance rules and regulations for public companies. These rules and regulations have increased, and are expected to evolve and to significantly increase our accounting, legal and financial compliance costs and have made and will continue to make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. In addition, our executive officers have limited experience in the management of a publicly traded company and will need to devote substantial attention to complying with the increasingly complex laws pertaining to public companies and interacting with public company analysts and investors, which may divert attention away from the day-to-day management and growth of our business, including operational, research and development and sales and marketing activities, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows. We also expect public company rules, regulations and oversight to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On April 17, 2025, the Company and Volkswagen Group entered into an amendment to the Investment Agreement to, among other things, provide Volkswagen Group with customary piggyback registration rights.

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

On March 14, 2025, Robert J. Scaringe, the Company’s Founder and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 3,500,000 shares of the Company’s Class A common stock. Dr. Scaringe’s Rule 10b5-1 trading arrangement is scheduled to expire no later than June 12, 2026. Except for the foregoing, during the three months ended March 31, 2025, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	11/16/2021
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Sixth Amended and Restated Investors’ Rights Agreement, dated as of November 13, 2024, by and among the Registrant and certain holders of its capital stock, as amended	10-K	001-41042	4.2	02/24/2025
10.1^†	Loan Arrangement and Reimbursement and Sponsor Support Agreement, effective as of January 16, 2025, by and among Rivian New Horizon, LLC, Rivian Automotive, Inc. and the United States Department of Energy	8-K	001-41042	10.1	1/16/2025
10.2^	Amendment No. 1 to Investment Agreement dated April 17, 2024, by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft					*
10.3^	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 8, 2025, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-41042	10.1	4/9/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.

^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to provide copies of any of the omitted exhibits upon request by the Securities and Exchange Commission.
† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: May 6, 2025		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: May 6, 2025		(Principal Financial Officer)