Form 10-Q
period 2025-06-30
Rivian Automotive, Inc. / DE
filed 2025-08-05
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, 1,209,521,515 shares of the registrant's Class A common stock were outstanding, and 3,912,500 shares of the registrant's Class B common stock were outstanding.

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
•We will require additional financings to raise capital to support our business, which may not be available in a timely manner, on terms that are acceptable, or at all.
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
•We are subject to risks associated with our joint venture with Volkswagen Group, including that a significant portion of our software and services revenues has been from Volkswagen Group. If the Joint Venture does not meet its operational objectives, or we do not achieve the anticipated incremental benefits and future revenue opportunities as a result of the Joint Venture then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
•A significant portion of our automotive revenues has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer (“CEO”).
•The unavailability, reduction or elimination of government and economic incentives and credits could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
•We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we apply or on which we rely. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
•Our business has been and may continue to be adversely affected by trade tariffs or other trade barriers.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2024	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$5,294	$4,812
Short-term investments (Note 5)	2,406	2,696
Accounts receivable, net	443	254
Inventory (Note 6)	2,248	2,103
Other current assets	192	255
Total current assets	10,583	10,120
Property, plant, and equipment, net (Note 7)	3,965	4,421
Operating lease assets, net	416	493
Other non-current assets	446	563
Total assets	$15,410	$15,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499	$489
Accrued liabilities (Note 9)	835	1,017
Current portion of deferred revenues, lease liabilities, and other liabilities	917	1,437
Total current liabilities	2,251	2,943
Long-term debt (Note 8)	4,441	4,436
Non-current lease liabilities	379	462
Other non-current liabilities	1,777	1,677
Total liabilities	8,848	9,518
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Common stock, $0.001 par value; 3,508 and 5,258 shares authorized and 1,131 and 1,214 shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively (Note 14)	1	1
Additional paid-in capital	29,866	31,028
Accumulated deficit	(23,305)	(24,967)
Accumulated other comprehensive (loss) income	(4)	6
Noncontrolling interest	4	11
Total stockholders' equity	6,562	6,079
Total liabilities and stockholders' equity	$15,410	$15,597

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Automotive	$1,074	$927	$2,190	$1,849
Software and services	84	376	172	694
Total revenues (Note 3)	1,158	1,303	2,362	2,543
Automotive	1,515	1,262	3,128	2,092
Software and services	94	247	212	451
Total cost of revenues	1,609	1,509	3,340	2,543
Gross profit	(451)	(206)	(978)	—
Operating expenses
Research and development	428	410	889	791
Selling, general, and administrative	496	498	992	978
Total operating expenses	924	908	1,881	1,769
Loss from operations	(1,375)	(1,114)	(2,859)	(1,769)
Interest income	95	72	207	153
Interest expense (Note 8)	(75)	(69)	(150)	(141)
Loss on convertible notes, net (Note 8)	(90)	—	(90)	—
Other (expense) income, net	(11)	(2)	(9)	105
Loss before income taxes	(1,456)	(1,113)	(2,901)	(1,652)
Provision for income taxes	(1)	(2)	(2)	(4)
Net loss	$(1,457)	$(1,115)	(2,903)	(1,656)
Less: Net income attributable to noncontrolling interest	—	2	—	6
Net loss attributable to common stockholders	$(1,457)	$(1,117)	$(2,903)	$(1,662)
Net loss attributable to common stockholders, basic and diluted	$(1,457)	$(1,117)	$(2,903)	$(1,662)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(1.46)	$(0.97)	$(2.93)	$(1.45)
Weighted-average common shares outstanding, basic and diluted	1,001	1,155	990	1,146
*The prior periods have been recast to conform to current period presentation.

See accompanying notes to these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net loss	$(1,457)	$(1,115)	$(2,903)	$(1,656)
Other comprehensive (loss)/income	(3)	8	(4)	11
Comprehensive loss	(1,460)	(1,107)	(2,907)	(1,645)
Less: Comprehensive income attributable to noncontrolling interest	—	3	—	7
Comprehensive loss attributable to common stockholders	$(1,460)	$(1,110)	$(2,907)	$(1,652)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income / (loss)	Non-controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2023	968	$1	$27,695	$(18,558)	$3	$—	$9,141
Capital stock issuance	26	—	1	—	—	—	1
Stock-based compensation	—	—	374	—	—	—	374
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	(1,446)	—	—	(1,446)
BALANCE - March 31, 2024	994	1	28,070	(20,004)	2	—	8,069
Capital stock issuance including employee stock purchase plan	14	—	31	—	—	—	31
Stock-based compensation	—	—	178	—	—	—	178
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	(1,457)	—	—	(1,457)
BALANCE - June 30, 2024	1,008	1	28,279	(21,461)	(1)	—	6,818

BALANCE - December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562
Capital stock issuance	15	—	2	—	—	—	2
Stock-based compensation	—	—	204	—	—	—	204
Other comprehensive income	—	—	—	—	3	—	3
Net (loss) income	—	—	—	(545)	—	4	(541)
BALANCE - March 31, 2025	1,146	1	30,072	(23,850)	(1)	8	6,230
Capital stock issued to Volkswagen Group	52	—	745	—	—	—	745
Capital stock issuance including employee stock purchase plan	16	—	33	—	—	—	33
Stock-based compensation	—	—	178	—	—	—	178
Other comprehensive income	—	—	—	—	7	1	8
Net (loss) income	—	—	—	(1,117)	—	2	(1,115)
BALANCE - June 30, 2025	1,214	1	31,028	(24,967)	6	11	6,079

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(2,903)	$(1,656)
Depreciation and amortization	554	396
Stock-based compensation expense	427	377
Gain on equity method investment	—	(101)
Loss on convertible notes, net	90	—
Other non-cash activities	108	40
Changes in operating assets and liabilities:
Accounts receivable, net	(88)	189
Inventory	(125)	108
Other assets	(63)	38
Accounts payable and accrued liabilities	(257)	120
Deferred revenues	51	403
Other liabilities	183	(38)
Net cash used in operating activities	(2,023)	(124)

Cash flows from investing activities:
Purchases of equity securities and short-term investments	(2,229)	(1,942)
Sales of short-term investments	—	101
Maturities of short-term investments	1,671	1,527
Capital expenditures	(537)	(800)
Net cash used in investing activities	(1,095)	(1,114)

Cash flows from financing activities:
Proceeds from stock-based compensation programs	32	36
Proceeds from issuance of capital stock	—	750
Proceeds from issuance of long-term debt	—	1,250
Repayments of long-term debt	—	(1,250)
Proceeds from issuance of convertible notes	1,000	—
Other financing activities	(4)	(36)
Net cash provided by financing activities	1,028	750

Effect of exchange rate changes on cash and cash equivalents	(4)	6
Net change in cash	(2,094)	(482)
Cash, cash equivalents, and restricted cash—Beginning of period	7,857	5,294
Cash, cash equivalents, and restricted cash—End of period	$5,763	$4,812

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$365	$452
Capital stock issued to settle bonuses	$179	$47
Right-of-use assets obtained in exchange for operating lease liabilities	$87	$134
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

Rivian and VW Group Technology, LLC

In connection with the formation of Rivian and VW Group Technology, LLC (the “Joint Venture”), the Company and Volkswagen AG and its affiliates (“Volkswagen Group”) entered into an investment agreement (“Investment Agreement”) for additional equity investments in the Company, including an investment pursuant to the achievement of the Financial Milestone defined in the Investment Agreement (see Note 1 to the Form 10-K for more information). As of March 31, 2025, the Financial Milestone was achieved and accordingly, on June 30, 2025, the Company received $1,000 million in exchange for $750 million of the Company’s Class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025). The Company issued 51,502,854 shares at a price of $14.56 per share and recorded deferred revenues for the $250 million premium received within “Current portion of deferred revenues, lease liabilities, and other liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. As a result of the transaction, Volkswagen Group became a related party of the Company on June 30, 2025 (see Note 3 "Revenues" for more information on deferred revenues and Note 12 “Related Party Transactions”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, warranty reserves, inventory valuation, property, plant, and equipment, leases, income taxes, stock-based compensation, commitments and contingencies, residual value risk sharing (“RVRS”) liability, and other revenue transactions. The Company believes that the accounting estimates and related

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
assumptions employed in the condensed consolidated financial statements are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, requiring adjustments to estimated amounts in future periods.

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2024 and June 30, 2025. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and six months ended June 30, 2024 and 2025, losses resulting from changes in fair value were not material.

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

As of December 31, 2024 and June 30, 2025, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2024 and June 30, 2025, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and JP Morgan Chase Bank, N.A. (“Chase Bank”), from which accounts receivable are due to the Company (see Note 3 "Revenues" for more information), are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to dependence on its suppliers, the majority of which are single-source providers of raw materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary raw materials or product components, at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
impact the Company’s business. The imposition of tariffs and other trade barriers may make it more costly to import raw materials and product components and could result in disruptions in supply and production.

Equity Method Investments

The Company applies the equity method of accounting to investments in entities over which the Company has significant influence.

During the three months ended March 31, 2025 the Company entered into an agreement to receive Series B-1 preferred shares of Also, Inc. (“Also”) with a fair value of approximately $104 million in exchange for the contribution of certain employees, intellectual property, and fixed assets that had been previously dedicated to micromobility product development at the Company. The net book value of assets contributed was approximately $3 million, resulting in a gain of approximately $101 million recorded to “Other (expense) income, net” in the Condensed Consolidated Statements of Operations.

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

The Also Board is currently comprised of four seats. Eclipse Ventures and the Company have each appointed one member of the Also Board of Directors, and the Company will retain its right to appoint such Director until its ownership share decreases below a defined threshold. Separately, the Company’s Chief Executive Officer (“CEO”), RJ Scaringe, has been appointed to Also’s Board of Directors, with the common shareholders of Also retaining the right to remove or appoint such Director. The Company has significant influence over Also as a result of the Company’s 49.8% ownership interest, which is determined to be in-substance common stock, and dedicated Director. The Company’s share of Also’s results of operations is recorded in “Other income, net” in the Condensed Consolidated Statements of Operations on a one-quarter lag, and Also is a related party of the Company. The Company’s share of Also’s results of operations recorded in Other (expense) income, net in the Condensed Consolidated Statements of Operations was not material for the three and six months ended June 30, 2025.

The Company‘s related party transactions with Also during the six months ended June 30, 2025 were not material.

On July 9, 2025, Also issued Series C preferred shares to a third party, which reduced the Company’s ownership percentage down to 40.6%. The gain associated with the adjustment to the carrying value of the Company‘s equity method investment resulting from the recent funding round is not expected to be material.

Joint Venture Deferred Compensation Program

In addition to the Company's 2015 Long-Term Incentive Plan and 2021 Incentive Award Plan (together, “Stock Plans”), which permit the grant of restricted stock units, stock options, and other stock-based awards to Joint Venture employees, non-employees including directors, and consultants (see Note 11 "Stock-Based Compensation" for more information), the Joint Venture provides a deferred compensation program that allows for shares of Volkswagen Group equity and phantom shares, in some cases, to be awarded to its employees, non-employees including directors, and consultants, generally vesting in quarterly installments over 2 years. Unvested shares generally are forfeited upon the termination of a grantee’s service. Forfeitures are recorded as an adjustment to compensation expense in the same period as the forfeitures occur. Compensation expense for the awards is recognized on a straight-line basis over the requisite service period.

In advance of the grant date, shares of Volkswagen Group equity are purchased over the counter by a trust controlled by the Joint Venture and held until vested. Dividends paid are reinvested and are subject to the same vesting requirements as the underlying shares. Upon vesting, ownership of the shares and reinvested dividends is transferred to the grantee. Shares underlying phantom awards are sold upon vesting, and the proceeds are transferred to the grantee. The shares held in trust are accounted for as an investment in equity securities and carried at fair value within “Other current assets” and “Other non-current assets” on the Condensed Consolidated Balance Sheets, with unrealized holding gains and losses recorded in Other (expense) income, net in the Condensed Consolidated Statements of Operations. The accrued liability for deferred

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
compensation also is carried at fair value within “Accrued liabilities” on the Condensed Consolidated Balance Sheets, with changes in fair value recorded to compensation expense in the Condensed Consolidated Statements of Operations. Purchases of shares of Volkswagen Group equity are recorded in “Purchases of equity securities and short-term investments” in the investing section of the Condensed Consolidated Statements of Cash Flows.

In April 2025, the trust was formed on behalf of the Joint Venture for the purpose of purchasing and holding shares of Volkswagen Group equity. In May 2025, the trust made the first purchase of shares of Volkswagen Group equity, and the first awards under the deferred compensation program were made. The investment in equity securities and accrued liability for deferred compensation are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical assets or liabilities in active markets and were not material as of June 30, 2025. For the three and six months ended June 30, 2025, unrealized holding gains and losses on the investment in equity securities and deferred compensation expense were not material.

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

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) improves the disclosures of expenses and requires more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt its provisions in the Annual Report on Form 10-K for the year ending December 31, 2027.

3. REVENUES

The following table disaggregates revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
New electric vehicles	$1,057	$924	$2,172	$1,688
Regulatory credits	17	7	18	166
Software and services	84	372	172	689
Total revenues	$1,158	$1,303	$2,362	$2,543

New Electric Vehicles

New EV revenues are primarily derived from the sale of consumer and commercial EVs, and related promises that meet the definition of a performance obligation, including over-the-air (“OTA”) vehicle software updates. Revenue from the sale of EVs is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. As the OTA vehicle software updates represent a stand-ready obligation to provide these services, revenue related to OTA vehicle software updates is recognized ratably throughout the performance period, beginning when control of the vehicle is transferred to the customer and continuing through the estimated useful life of the EV.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s revenues from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements with consumers for purchased vehicles, were approximately 54% and 45% of the Company‘s total revenues during the three months ended June 30, 2024 and 2025, respectively, and approximately 38% and 40% during the six months ended June 30, 2024 and 2025, respectively. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of June 30, 2025 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (“ZEVs”) and greenhouse gas. The Company sells regulatory credits to third parties, and revenue is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party. Payment is typically received within one quarter or less of transfer of control of the credits to the customer. Many of the programs governing such tradable credits have been modified or are being phased out, and the Company‘s ability to continue earning and selling the corresponding credits is uncertain at this time.

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

The combined performance obligation for the services provided by the Joint Venture is satisfied over time, until the vehicle electrical architecture technology and software promised to the customer is completed. In addition to ongoing payments to fund the Joint Venture’s development services, revenue for the combined performance obligation includes the following consideration transferred by the customer:

•$1,295 million received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology
•Variable consideration in the form of $250 million received on June 30, 2025 for the achievement of the Financial Milestone (see Note 1 "Presentation and Nature of Operations"),
•$210 million to be received no later than January 3, 2028 as part of the Start of Production Milestone payment (see Note 1 to the Form 10-K for more information), and
•$201 million in noncash consideration paid by Volkswagen Group in the form of a loan commitment (see Note 8 "Debt").

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The majority of the transaction price is included in the Company’s contract liabilities as of June 30, 2025, and the Company expects to recognize the corresponding revenue over approximately three years, with the amount of revenue recognized each period gradually increasing over time as the Joint Venture ramps its operations and the level of effort increases. It is reasonably possible that the Company’s expectations could change over time, according to the pattern of progress toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs. Accordingly, the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations. The Company recognized $0 million and $182 million for the three months ended June 30, 2024 and 2025, respectively, and $0 million and $349 million for the six months ended June 30, 2024 and 2025, respectively, of revenue for the combined performance obligation with Volkswagen Group.

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

	December 31, 2024	June 30, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$552	$1,015
Other non-current liabilities	1,288	1,228
Total contract liabilities	$1,840	$2,243

As of December 31, 2024 and June 30, 2025, the Company’s contract liabilities were primarily comprised of consideration received in connection with the Joint Venture, including consideration received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology, noncash consideration, and advance payments for vehicle electrical architecture and software development services. Deferred revenues recognized from contract liability balances as of December 31, 2023 and 2024 were $6 million and $97 million for the three months ended June 30, 2024 and 2025, respectively, and $72 million and $311 million for the six months ended June 30, 2024 and 2025, respectively.

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	June 30, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$146	$202
Other non-current liabilities	327	286
Total warranty reserve	$473	$488

Warranty expense is recorded as a component of Automotive cost of revenues in the Company’s Condensed Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve (in millions):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Beginning balance	$317	$456	$275	$473
Warranties issued in period	57	64	106	98
Adjustments to pre-existing warranties	33	(3)	39	(33)
Warranty costs incurred	(18)	(29)	(31)	(50)
Ending balance	$389	$488	$389	$488

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
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2024		June 30, 2025
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,157		$2,454
Money market funds	1	3,868	1	2,241
Commercial paper	2	184	2	73
United States Treasury securities	1	60	1	25
Other items[1]	2	25	2	19
Total cash and cash equivalents		$5,294		$4,812

Short-term investments:
United States Treasury securities	1	$993	1	$972
Term deposits	2	475	2	600
Commercial paper	2	378	2	390
Corporate bonds	2	374	2	432
Certificates of deposit	2	141	2	266
Other items[2]	2	45	2	36
Total short-term investments[3]		$2,406		$2,696

Total cash and cash equivalents and short-term investments		$7,700		$7,508

[1] Includes certificates of deposit, corporate bonds, and Yankee bonds.
[2] Includes Yankee bonds and agency discount notes.
3 As of December 31, 2024 and June 30, 2025, $289 million and $173 million is due between 12 and 18 months, respectively.

As of December 31, 2024 and June 30, 2025, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” for more information about the fair value of the Company’s derivative instruments and investments in equity securities and Note 8 "Debt" for more information about the fair value of the Company’s debt.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. INVENTORY

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	June 30, 2025
Raw materials and work in progress	$1,351	$1,067
Finished goods	897	1,036
Total inventory	$2,248	$2,103

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The balance of the Company’s inventory was written down by $66 million and $48 million from its cost to its net realizable value as of December 31, 2024 and June 30, 2025, respectively. Additionally, the Company had a liability for LCNRV losses related to firm purchase commitments of $5 million and $0 million as of December 31, 2024 and June 30, 2025, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	June 30, 2025
Land, buildings, and building improvements	$1,085	$1,093
Leasehold improvements	502	559
Machinery, equipment, vehicles, and office furniture	3,925	4,063
Computer equipment, hardware, and software	610	654
Construction in progress	621	1,194
Total property, plant, and equipment	6,743	7,563
Accumulated depreciation and amortization	(2,778)	(3,142)
Total property, plant, and equipment, net	$3,965	$4,421

Depreciation and amortization expense for property, plant and equipment was $269 million and $186 million for the three months ended June 30, 2024 and 2025, respectively, and $543 million and $375 million for the six months ended June 30, 2024 and 2025, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2024		June 30, 2025
	Maturity	Amount (in millions)	Effective interest rate	Amount (in millions)	Effective interest rate

Long-term debt
2026 Notes	2026	$1,250	11.0%	$—	—%
2029 Green Convertible Notes	2029	1,500	4.8%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2031 Green Secured Notes	2031	—	—%	1,250	10.6%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(34)		(39)
Long-term debt, less unamortized discount and debt issuance costs		$4,441		$4,436

2026 Notes

In June 2025, the Company paid in full the outstanding $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (the “2026 Notes”) plus accrued interest of $20 million. Unamortized discount and debt issuance costs were recorded to “Interest expense” in the Condensed Consolidated Statements of Operations.

The 2026 Notes were classified within Level 2 of the fair value hierarchy because they were valued using quoted prices for identical assets in markets that are not active, and as of December 31, 2024, the fair value of the 2026 Notes was $1,256 million.

Green Convertible Notes

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of green convertible unsecured senior notes due March 2029 (the “2029 Green Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and June 30, 2025, the fair value of the 2029 Green Convertible Notes was $1,591 million and $1,524 million, respectively.

2030 Green Convertible Notes

In October 2023, the Company issued $1,725 million principal amount of green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Green Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15.

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and June 30, 2025, the fair value of the 2030 Green Convertible Notes was $1,611 million and $1,547 million, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company has used and intends to use the net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s green financing framework.

2031 Green Secured Notes

In June 2025, the Company issued $1,250 million aggregate principal amount of fixed rate senior secured green notes due January 15, 2031 (“2031 Green Secured Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The 2031 Green Secured Notes were issued pursuant to an indenture dated as of June 12, 2025 (the “Indenture”). The proceeds along with cash on hand were used to redeem in full the $1,250 million aggregate principal amount of the 2026 Notes plus accrued and unpaid interest.

The 2031 Green Secured Notes bear interest at a fixed rate of 10%. Interest is paid in cash semi-annually in arrears on January 15 and July 15 of each year beginning on January 15, 2026. The Company has the option to redeem all or part of the 2031 Green Secured Notes at any time at a redemption price equal to 100% of the principal amount of the 2031 Green Secured Notes redeemed, plus accrued and unpaid interest, if any, and if redeemed prior to January 15, 2030, plus an applicable premium. If the Company experiences a change of control (as defined in the Indenture), the holders of the 2031 Green Secured Notes will have the right to require the Company to repurchase the 2031 Green Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

The 2031 Green Secured Notes are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”), in each case subject to certain excluded assets and permitted liens. The 2031 Green Secured Notes contain a number of customary covenants similar to the covenants under the ABL Facility. As of June 30, 2025, the Company was in compliance with all covenants required by the 2031 Green Secured Notes.

The 2031 Green Secured Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of June 30, 2025, the fair value of the 2031 Green Secured Notes was $1,228 million.

Debt Facilities Not Outstanding

ABL Facility

In April 2025, the Company entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 8, 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit the funding of commitments under the Department of Energy loan described below, and (iii) amend certain other covenants. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit, with a letter of credit sub-limit of $1,000 million.

As of June 30, 2025, the Company had no borrowings under the ABL Facility and $185 million of letters of credit outstanding, resulting in availability under the ABL Facility of $1,011 million after giving effect to the borrowing base and the outstanding letters of credit. As of June 30, 2025, the Company was in compliance with all covenants required by the ABL Facility.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
tranche aggregate principal amount of up to approximately $2,620 million (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the Federal Financing Bank (“FFB”) to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (the “ATVM Program”).

Any proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Advance and first Note B Advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

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

9. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	June 30, 2025
Payroll and related costs	$167	$275
Capital expenditures	306	370
Inventory	119	123
Other products and services	93	108
Other	150	141
Total accrued liabilities	$835	$1,017

10. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and six months ended June 30, 2024 and 2025. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA”) was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense, and research and development costs, and the taxation of foreign income. The effects of these changes will be recognized in the period in which the legislation was enacted but are not expected to be material given the Company’s full valuation allowance on its U.S. deferred tax position. The broader implications of the OBBBA, including the potential effects of future regulatory guidance and interpretations, will continue to be evaluated.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. STOCK-BASED COMPENSATION

Stock Plans

The Company's Stock Plans permit the grant of RSUs, stock options, and other stock-based awards to employees, non-employees including directors, and consultants.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2025:

	RSUs
	Number of shares (in millions)	Weighted-average grant-date fair value
Outstanding at December 31, 2024	61	$14.10
Granted	52	$11.50
Vested	(26)	$14.28
Forfeited	(4)	$13.75
Outstanding at June 30, 2025	83	$12.44
Vested and expected to vest at June 30, 2025	83	$12.44

Stock option activity during the six months ended June 30, 2025 was not material.

As of June 30, 2025, the Company’s unrecognized stock-based compensation expense for unvested awards was $1,136 million, which is expected to be recognized over a weighted-average period of 1.9 years and 4.6 years for RSUs and stock options outstanding, respectively.

12. RELATED PARTY TRANSACTIONS

Volkswagen Group

On June 30, 2025, the Company received $1,000 million from Volkswagen Group in exchange for $750 million of the Company’s Class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025). The Company issued 51,502,854 shares at a price of $14.56 per share and recorded deferred revenues for the $250 million premium received within “Current portion of deferred revenues, lease liabilities, and other liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets (see Note 1 "Presentation and Nature of Operations" for more information). As a result of this transaction, Volkswagen Group’s beneficial ownership increased to more than 10% of the Company’s voting interests, causing Volkswagen Group to become a principal stockholder and related party of the Company as of June 30, 2025. Accordingly, starting on June 30, 2025, all of the consolidated Joint Venture’s transactions with Volkswagen Group are related party transactions. Refer to Note 16 "Variable Interest Entities" for information about the consolidation of the Joint Venture and Note 3 "Revenues" for information about revenues and contract liabilities associated with Volkswagen Group.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amazon

The Company recorded $233 million and $176 million for the three months ended June 30, 2024 and 2025, respectively, and $571 million and $275 million for the six months ended June 30, 2024 and 2025, respectively, in revenues from Amazon.com, Inc. and its affiliates (“Amazon”) in the Condensed Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2024 and June 30, 2025, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $68 million and $36 million, respectively. As of December 31, 2024 and June 30, 2025, contract liabilities related to these revenues, primarily related to extended service contracts, were $135 million and $135 million, respectively (refer to Note 3 "Revenues" for more information).

In June 2025, the Company began selling Rivian Adventure Gear via the Amazon.com platform. For the three months ended June 30, 2025, sales commissions paid to Amazon were not material.

The Company obtains data services, including hosting, storage, and compute from Amazon. Expenses related to these services were $20 million and $31 million for the three months ended June 30, 2024 and 2025, respectively, and $40 million and $62 million during the six months ended June 30, 2024 and 2025, respectively. As of December 31, 2024 and June 30, 2025, the unpaid amounts related to these services were not material.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company records an accrued liability for loss contingencies that it determines are probable and estimable. Loss contingencies that the Company evaluates primarily include potential costs related to supply contracts, which can be, for example, a result of changing demand forecasts or design modifications, in addition to potential payments resulting from legal proceedings, such as commercial litigation including product liability claims or employment-related litigation, and other events. Although the Company believes it has valid defenses with respect to legal proceedings, as of December 31, 2024 and June 30, 2025, the Company recorded approximately $110 million and $110 million, respectively, for estimated contingent losses in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $190 million, or an excess of $80 million over the accrued liability recorded. The Company expects the majority of loss contingencies comprising the accrued liability to be concluded within the next 12 to 24 months.

Unconditional Purchase Obligations

In May 2025, the Company amended and extended the data services agreement with Amazon, including the corresponding unrecognized commitments that require the future purchase of services (“unconditional purchase obligations”). Future payments under these unconditional purchase obligations are included in the table below, which presents all of the Company’s future payments under unconditional purchase obligations having a remaining term in excess of one year as of June 30, 2025 (in millions):

Total Future Payments
2025	$82
2026	168
2027	195
2028 and thereafter	173
Total	$618

14. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2024 and June 30, 2025, 1,123 million and 1,206 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2024 and June 30, 2025, 8 million shares of Class B common stock were issued and outstanding. In July

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2025, 4 million shares of Class B common stock converted into shares of Class A common stock, and as of July 31, 2025, 1,210 million shares of Class A common stock and 4 million shares of Class B common stock were outstanding. As of December 31, 2024 and June 30, 2025, 3,500 million and 5,250 million shares of Class A common stock, respectively, and 8 million shares of Class B common stock were authorized.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, unvested RSUs, stock options, shares underlying the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the Green Convertible Notes, unsecured convertible promissory note due June 2026 issued to Volkswagen Group in June 2024 and converted into shares of the Company’s Class A common stock in December 2024 (“2026 Convertible Note”), stock options with a market condition, and other stock-based awards. The following table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three and Six Months Ended June 30,
	2024	2025
Green Convertible Notes	149	149
2026 Convertible Note	83	—
Stock warrants	12	12
Stock options	62	61
RSUs, ESPP, and other stock-based awards	86	89
Total	392	311

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Numerator
Net loss attributable to Rivian	$(1,457)	$(1,117)	$(2,903)	$(1,662)
Net loss attributable to common stockholders, basic and diluted	$(1,457)	$(1,117)	$(2,903)	$(1,662)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	1,001	1,155	990	1,146
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	1,001	1,155	990	1,146

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.46)	$(0.97)	$(2.93)	$(1.45)

15. SEGMENT INFORMATION

The Company defines its segments on the basis by which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to evaluate financial performance, make operating decisions, and allocate resources. The Company’s CEO has been identified as the CODM. The Company analyzes the results of the business through the following reportable segments: Automotive and Software and Services.

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

Software and Services

The Software and services reportable segment derives its revenues and cost of revenues primarily from vehicle electrical architecture and software development services, remarketing, and vehicle repair and maintenance services. Subscriptions, extended service contracts, sales of vehicle accessories and regulatory credits not generated by the production and sale of EVs, and other items are also included.

The CODM does not receive segment asset information as it is not used to assess each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$927	$376	$1,303	$1,849	$694	$2,543
Cost of revenues	(1,262)	(247)	(1,509)	(2,092)	(451)	(2,543)
Gross profit	$(335)	$129	$(206)	$(243)	$243	$—

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$1,074	$84	$1,158	$2,190	$172	$2,362
Cost of revenues	(1,515)	(94)	(1,609)	(3,128)	(212)	(3,340)
Gross profit	$(441)	$(10)	$(451)	$(938)	$(40)	$(978)

16. VARIABLE INTEREST ENTITIES

Rivian and VW Group Technology, LLC

In November 2024, the Company established Rivian and VW Group Technology, LLC with Volkswagen Group as a joint venture with a focus on software, electronic control units and related network architecture design and development.

The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets as “Noncontrolling interest” and in the Condensed Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”. As of December 31, 2024, the consolidated assets of the Joint Venture were approximately $250 million and primarily comprised of cash. As of June 30, 2025, the consolidated assets of the Joint Venture were approximately $845 million and primarily comprised of cash, equity securities held in trust, and and prepaid expenses (see Note 2 "Joint Venture Deferred Compensation Program" for more information). As of December 31, 2024, the consolidated liabilities of the Joint Venture were approximately $155 million and primarily comprised of the current portion of deferred revenue. As of June 30, 2025, the consolidated liabilities of the Joint Venture were approximately $626 million and primarily comprised of the current portion of deferred revenue and accrued liabilities.

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

Overview

Rivian is an American automotive manufacturer that develops and builds category-defining EVs, as well as software and services that address the entire lifecycle of the vehicle. We create innovative and technologically advanced products that are designed to excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Our vehicles are built in the United States and are sold directly to customers in the consumer and commercial vehicle markets. Whether taking families on new adventures or electrifying fleets at scale, our vehicles all share a common goal — preserving the natural world for generations to come.

We believe our competitive advantage stems from our product and brand differentiation through vertically integrated technologies as well as our direct-to-customer sales and service model. These technologies include our zonal network architecture and associated in-vehicle electronic control units, full vehicle software stack, in-house autonomy platform, and propulsion platform. Product performance benefits from the ability to fully control and continually enhance virtually every aspect of our vehicle’s software, digital experience, and driving dynamics, as well as our data flywheel for training the Rivian Autonomy Platform with an end-to-end approach. We believe this capability is increasingly being recognized by customers and has helped Rivian earn some of the industry’s most coveted owner experience awards.

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

The R1T and R1S are equipped with Rivian-designed technology including a zonal network architecture, electric powertrains and chassis, the Rivian Autonomy Platform, and digital user experience management. These technologies can continuously improve and expand functionality through cloud-enabled OTA updates.

The R1T and R1S introduced our brand to the world and serve as our flagship vehicles as we continue to expand our offerings. We also have announced plans to manufacture our midsize platform (“MSP”) which underpins the R2 and R3 product lines. The MSP is expected to address global market segments and is designed to build upon our industry-leading technology platform as well as our focus on reducing manufacturing complexity and improving cost efficiency. We expect the MSP to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, Rivian Autonomy Platform, network architecture, and vehicle electronics.

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

Commercial Vehicles

We launched our Rivian Commercial Van platform with the EDV variant, designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. In addition to the EDV variant, we have begun to sell variants of the Rivian Commercial Van to customers beyond Amazon. The EDV and Rivian Commercial Van are long-range, electric commercial step-in vans designed for large scale production and deployment in a centrally-managed fleet. Amazon has ordered an initial volume of 100,000 EDVs globally, subject to modification.

We have designed a 500 and 700 cubic foot version of the vans, optimized for various commercial uses, including last mile delivery use cases. Both the EDV’s and Rivian Commercial Van’s features include a rear roll-up door, an integrated bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics, and a curb-side sliding door for safe vehicle access away from traffic. Developed to be comfortable and easy to operate for drivers, our commercial vans are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to decarbonization.

During the six months ended June 30, 2025, we produced 20,590 vehicles and delivered 19,301 vehicles.

Automotive Regulatory Credits

We have earned tradable credits in the operation of our business under various regulations related to ZEVs, greenhouse gas, fuel economy, and clean fuel. As the state of these programs is uncertain, the ability to generate and sell credits is also changing. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Many of the programs governing such tradable credits have been modified or are being phased out, and our ability to continue earning and selling the corresponding credits is uncertain at this time.

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

•Joint Venture. Rivian and Volkswagen Group have formed an equally-owned joint venture as a separate legal entity to create next-generation electrical architecture and best-in-class software technology. The Joint Venture is intended to focus on software, electronic control units (“ECUs”), and related network architecture design and development, with Volkswagen Group planning to utilize Rivian’s zonal ECU architecture and software stack across multiple brands. The Joint Venture’s financial results are consolidated within our Software and Services segment, but the Joint Venture is a separate legal entity with its own management and board of directors. See Note 16 "Variable Interest Entities" to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

Alongside our commercial vehicles, we offer FleetOS, our proprietary, end-to-end centralized fleet management subscription platform. It encompasses vehicle distribution, service, telematics, software services, charging, connectivity management, driver+ and lifecycle management. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data, driving us towards industry-leading TCO, safety, and fleet utilization.

Building upon this foundation, we also are working to seamlessly integrate into existing systems and processes through strategic ecosystem partners (and direct when appropriate). Commercial customers can then leverage these cloud-based, end-to-end capabilities to increase fleet uptime, optimize vehicle performance, and reduce TCO without disrupting day-to-day operations.

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

•Ability to Develop and Launch New Offerings. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicles. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including our MSP. Customers can make reservations for the R2 with a cancellable and fully refundable deposit of $100, and we expect to start production of the R2 in the first half of 2026. We believe our MSP will be foundational to Rivian’s long-term growth and profit potential. We believe it positions Rivian to address new, global market segments and is designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect MSP to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, network architecture, and vehicle electronics. In addition, the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. In 2024, we began offering our second generation R1 vehicles, which have been reengineered for more efficiency, lower cost, and higher performance. We continue to develop core technologies that enhance our customers’ experience including our autonomy platform. We believe our autonomy platform and other technologies represent an advantage to Rivian. Our future financial performance will also depend on our ability to offer software and services that profitably deliver an intuitive, seamless, and compelling customer experience.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new customers in the consumer and commercial vehicle markets. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns, such as the launch of the California Dune Edition and a major presence at South by Southwest, where we showcased our vehicles and technology to a broad audience, in the first quarter of 2025. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we expect to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. Our future success will also depend on growing our base of commercial customers. We have entered into pilot programs for, and begun deliveries of, Rivian Commercial Vans. The evaluation process for commercial customers may be longer, with complex procurement and budgeting considerations, and additional investments in customer education may be necessary to increase awareness. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues and improve our financial performance.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. Initial production of R2 will be at our Normal Factory, resulting in the expansion of production capacity to approximately 215,000 units of annual production. Significant capital expenditures are required to support the integration of R2 into our Normal Factory. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. Following the plant retooling upgrade during 2024, we are experiencing improved manufacturing efficiencies. As our production capabilities continue to mature, we anticipate these benefits to reduce our cost per vehicle. The introduction of our second generation R1 vehicles has reduced material costs as a result of engineering design changes and improvements in supplier commercial terms. In addition, we expect to leverage previous technologies and platforms while growing sales and service infrastructure to support R2. Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, and pursuing opportunities to drive down warranty costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability. We plan to shut down our Normal Factory for approximately three weeks starting late in the third quarter of 2025 to integrate key elements of our manufacturing process in preparation for the planned start of R2 production in the first half of 2026, which will temporarily impact our production and utilization, resulting in higher cost of revenues on a per-unit basis during the period. We believe that the expansion of our production capacity at our Normal Factory to 215,000 units of annual production will allow us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows.

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
Our ability to enhance our product design, engineering, and manufacturing capabilities and expand our production capacity, delivery and service operations, customer service, spaces, Rivian Adventure Network, and charging accessibility will be critical for supporting growth. During 2024, Rivian vehicles gained access to over 20,000 Tesla Superchargers across the United States and Canada using the North American Charging Standard DC adapter, and we opened up the Rivian Adventure Network to non-Rivian EVs allowing us to leverage the fixed costs associated with each charging site. We have expanded our service centers and spaces to allow for enhanced product education and customer engagement. We believe our long-term ability to achieve our financial targets will depend on our ability to cost-effectively scale our ecosystem, while also delivering a unified customer and brand experience consistent with our adventurous brand commitment.

•Ability to Drive Adoption of our Software and Services. Software and services are a key part of our growth strategy. We offer a variety of software and services, including vehicle electrical architecture and software development services, remarketing, vehicle repair and maintenance, charging, vehicle accessories, financing, insurance, and FleetOS solutions that we believe will grow our revenues outside of vehicle sales. We continue to develop core technologies that enhance our customers’ experience including our autonomy platform. We believe our autonomy platform and other technologies represent an advantage to Rivian. In addition, in 2024 we began offering Connect+, a subscription-based streaming and connectivity service, and we expect to offer Rivian Autonomy Platform+, a premium expansion of automated driver assistance support, in the future. As we increase our base of Rivian customers and expand our software and services portfolio, we expect our customers to expand their usage of our software and services offerings over the full lifecycle of their vehicle ownership. We believe the software and services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, thereby improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

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

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of raw materials and product components. Any inability or unwillingness of our suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue to experience cost fluctuations and disruptions in supply of raw materials and product components that could impact our financial performance. The imposition of tariffs and other trade barriers has made and may in the future make it more costly for us to import raw materials and product components for our vehicles and has resulted in and could in the future result in disruptions in supply. Additionally, we have received claims from our suppliers related to contract, production plan, and other changes for which we have incurred payment obligations and may in the future incur additional payment charges. See Note 13 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information on supplier contingencies. To further develop and manage supply chain resilience, we are building a supplier park at our Normal Factory, which is expected to reduce shipping, logistics, and warehousing costs, as well as improve overall production efficiency and speed. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.
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

Our international expansion has significant associated investment requirements, such as capital spending related to infrastructure, including additional manufacturing capacity and delivery and service operations, as well as charging networks and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange. Should we be unable to expand internationally, our ability to successfully scale our business may be limited, with potential negative consequences for our financial condition, results of operations, and cash flows.

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

•Government Incentives. There are various government policies, grants, loans, and other incentives, including regulatory credits, designed to increase EV adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. While the OBBBA that was signed into law on July 4, 2025, ends certain such incentives, such as 30D and 45W tax credits for EV purchases or leases acquired after September 30, 2025, other incentives, such as the 45X tax credit for domestic battery production, remain. Additionally, we have entered into a loan facility with the DOE, an amended agreement with the Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County to support our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), and a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity (“DCEO”) through which we are eligible for an incentive package to support the renovation and expansion of our Normal Factory. United States federal government incentives are subject to change by Congress and the presidential administration. Any reduction or elimination of these or other similar incentives, or failure of our vehicles to meet tax credit eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows. In addition, we earn tradable credits in the operation of our business under various regulations related to zero emission vehicles, greenhouse gas, fuel economy, renewable energy, and clean fuel. We have contracted and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards, and other regulatory requirements. Many of the programs governing such tradable credits have been modified or are being phased out, and our ability to continue earning and selling the corresponding credits is uncertain at this time.

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. This has impacted vehicle financing affordability for customers and may influence customers’ buying decisions to less expensive vehicles or may cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially during periods of elevated inflation, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our condensed consolidated results of operations and production and delivery volumes for the periods presented (in millions, except production and delivery volumes). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Automotive	$1,074	$927	$2,190	$1,849
Software and services	84	376	172	694
Total revenues	1,158	1,303	2,362	2,543
Automotive	1,515	1,262	3,128	2,092
Software and services	94	247	212	451
Total cost of revenues	1,609	1,509	3,340	2,543
Gross profit	(451)	(206)	(978)	—
Operating expenses
Research and development	428	410	889	791
Selling, general, and administrative	496	498	992	978
Total operating expenses	924	908	1,881	1,769
Loss from operations	(1,375)	(1,114)	(2,859)	(1,769)
Interest income	95	72	207	153
Interest expense	(75)	(69)	(150)	(141)
Loss on convertible notes, net	(90)	—	(90)	—
Other (expense) income, net	(11)	(2)	(9)	105
Loss before income taxes	(1,456)	(1,113)	(2,901)	(1,652)
Provision for income taxes	(1)	(2)	(2)	(4)
Net loss	(1,457)	(1,115)	(2,903)	(1,656)
Less: Net income attributable to noncontrolling interest	—	2	—	6
Net loss attributable to common stockholders	$(1,457)	$(1,117)	$(2,903)	$(1,662)

Production volume	9,612	5,979	23,592	20,590
Delivery volume	13,790	10,661	27,378	19,301

Comparison of the Three and Six Months Ended June 30, 2024 and 2025

Automotive

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except delivery volume)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Revenues	$1,074	$927	$(147)	(14)%	$2,190	$1,849	$(341)	(16)%

Delivery volume	13,790	10,661	(3,129)	(23)%	27,378	19,301	(8,077)	(30)%

Automotive revenues for the three months ended June 30, 2025 decreased compared to the three months ended June 30, 2024 primarily due to higher sales in the prior period associated with sales of first generation R1 vehicles ahead of the second generation introduction as well as commercial vans, partially offset by increased average selling prices.

Automotive revenues for the six months ended June 30, 2025 decreased compared to the six months ended June 30, 2024 primarily due to limited EDV deliveries, partially offset by increased average selling prices and a $143 million increase in sales of automotive regulatory credits.

Cost of revenues and gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except production and delivery volumes)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Cost of revenues	$1,515	$1,262	$(253)	(17)%	$3,128	$2,092	$(1,036)	(33)%
Gross profit	$(441)	$(335)	$106	24%	$(938)	$(243)	$695	74%

Production volume	9,612	5,979	(3,633)	(38)%	23,592	20,590	(3,002)	(13)%
Delivery volume	13,790	10,661	(3,129)	(23)%	27,378	19,301	(8,077)	(30)%

For the three months ended June 30, 2024 and 2025, automotive cost of revenues included $202 million and $183 million of depreciation and amortization expense and $17 million and $18 million of stock-based compensation expense, respectively. The period-over-period decrease in total automotive cost of revenues was primarily due to fewer vehicles produced and delivered, with lower production volumes primarily resulting from a variety of supply chain complexities associated with shifts in foreign trade policy. Driven by the lower production and delivery volume, per-vehicle labor, depreciation, trade and logistics, and overhead costs increased for the three months ended June 30, 2025, partially offset by reductions in the cost of raw materials and product components compared to the three months ended June 30, 2024. As a result of the lower production volumes in the three months ended June 30, 2025, cost of revenues included an incremental approximately $137 million of fixed costs as compared to production at more normalized volumes, including $55 million of depreciation and amortization expense and $7 million of stock-based compensation expense.

For the six months ended June 30, 2024 and 2025, automotive cost of revenues included $411 million and $256 million of depreciation and amortization expense and $40 million and $26 million of stock-based compensation expense, respectively. The period-over-period decrease in total automotive cost of revenues was primarily due to fewer vehicles produced and delivered, as well as reductions in the cost of raw materials, product components, and overhead, resulting in part from the cost of revenue efficiency initiatives and accelerated depreciation that occurred during the six months ended June 30, 2024.

Automotive gross profit losses improved for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily resulting from the increased average selling prices and reductions in the cost of raw materials and product components noted above. As noted above, the lower production volumes in the three months ended June 30, 2025 resulted in an incremental approximately $137 million of fixed costs included in cost of revenues as compared to production at more normalized volumes, which is expected in the near term.

Automotive gross profit losses improved for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily resulting from the increased average selling prices, sales of automotive regulatory credits, and reductions in the cost of raw materials, product components, and overhead noted above. The current global economic landscape presents significant uncertainty, particularly regarding evolving trade regulation, governmental policies, tariffs, and the overall impact these items have on consumer sentiment and demand. These factors have impacted and could continue to impact our global supply chain, material costs and access, and market dynamics in the near term.

Effective May 3, 2025, the U.S. government adjusted tariffs on imported automobile parts under Section 232 of the Trade Expansion Act of 1962, including a 25% tariff on many parts, but with tariff offset credits for manufacturers with domestic vehicle assembly. The credits are applied as follows: 3.75% of Manufacturer's Suggested Retail Price from April 3, 2025 to April 30, 2026, and 2.5% from May 1, 2026 to April 30, 2027. We expect to qualify for tariff offset credits through April 30, 2027. We also are subject to tariffs on imported raw materials such as steel, aluminum, and graphite, as well as reciprocal tariffs from time to time. We have experienced and could continue to experience increases to our cost of revenues as a result of tariffs.

We plan to shut down our Normal Factory for approximately three weeks starting late in the third quarter of 2025 to integrate key elements of our manufacturing process in preparation for the planned start of R2 production in the first half of 2026. While we expect improved fixed cost per vehicle due to the launch of R2 in our Normal Factory, in the near-term we expect the planned shutdown to negatively impact our vehicle production and cost of revenues as a result of the direct downtime and lost overhead associated with lower volume. Over the medium to long term, we expect automotive gross profit to improve through the expected margin profile of our MSP, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

Software and Services

Revenues

	Three months ended June 30,				Six Months Ended June 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Revenues	$84	$376	$292	348%	$172	$694	$522	303%

Software and services revenues increased compared to the three and six months ended June 30, 2024 primarily due to vehicle electrical architecture and software development services that were not performed during the prior period, an increase in remarketing sales, and increased vehicle repair and maintenance service.

Cost of revenues and gross profit

	Three months ended June 30,				Six Months Ended June 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Cost of revenues	$94	$247	$153	163%	$212	$451	$239	113%
Gross profit	$(10)	$129	$139	nm	$(40)	$243	$283	708%

*nm-not meaningful

For the three months ended June 30, 2024 and 2025, software and services cost of revenues included $1 million and $2 million of depreciation and amortization expense and $0 million and $19 million of stock-based compensation expense, respectively. For the six months ended June 30, 2024 and 2025, software and services cost of revenues included $2 million and $4 million of depreciation and amortization expense and $0 million and $35 million of stock-based compensation expense, respectively. The period-over-period increases in software and services cost of revenues were primarily due to vehicle electrical architecture and software development services that were not performed during the prior periods and increased remarketing sales.

Software and services gross profit improved significantly for the three and six months ended June 30, 2025 as compared to gross profit losses for the three and six months ended June 30, 2024, primarily resulting from vehicle electrical architecture and software development services. We expect software and services gross profit to continue increasing during the period over which the Joint Venture progresses toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, as well as over time as we continue providing remarketing services, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as FleetOS, Connect+, and Rivian Autonomy Platform+.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Research and development	$428	$410	$(18)	(4)%	$889	$791	$(98)	(11)%

For the three months ended June 30, 2024 and 2025, R&D expenses included $18 million and $17 million of depreciation and amortization expense and $98 million and $77 million of stock-based compensation expense, respectively. R&D expenses decreased compared to the three months ended June 30, 2024, primarily due to decreases in payroll and related expenses and stock-based compensation expense, partially offset by higher engineering, design, and development costs primarily surrounding the R2 platform. The decrease in payroll and related expenses and stock-based compensation expense was primarily attributable to the cost of services provided to Volkswagen Group by the Joint Venture being recorded in cost of revenues during the three months ended June 30, 2025.

For the six months ended June 30, 2024 and 2025, R&D expenses included $36 million and $34 million of depreciation and amortization expense and $222 million and $156 million of stock-based compensation expense, respectively. R&D expenses decreased compared to the six months ended June 30, 2024, primarily due to decreases in payroll and related expenses, stock-based compensation expense, professional fees, and subcontracting costs, partially offset by higher engineering, design, and development costs primarily surrounding the R2 platform. The decrease in payroll and related expenses and stock-based compensation expense was primarily attributable to the cost of services provided to Volkswagen Group by the Joint Venture being recorded in cost of revenues during the six months ended June 30, 2025.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Selling, general, and administrative	$496	$498	$2	—%	$992	$978	$(14)	(1)%

For the three months ended June 30, 2024 and 2025, SG&A expenses included $53 million and $52 million of depreciation and amortization expense and $79 million and $81 million of stock-based compensation expense, respectively. For the six months ended June 30, 2024 and 2025, SG&A expenses included $105 million and $107 million of depreciation and amortization expense and $165 million and $161 million of stock-based compensation expense, respectively. The amount of SG&A expense is relatively unchanged compared to the three and six months ended June 30, 2024.

We plan to make continued investments in our facilities, go-to-market operations, retail customer engagement spaces, and technology for our future operations.

Other income (expenses)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Interest income	$95	$72	$(23)	(24)%	$207	$153	$(54)	(26)%
Interest expense	$(75)	$(69)	$6	(8)%	$(150)	$(141)	$9	(6)%
Loss on convertible notes, net	$(90)	$—	$90	nm	$(90)	$—	$90	nm
Other (expense) income, net	$(11)	$(2)	$9	(82)%	$(9)	$105	$114	nm

*nm-not meaningful

Interest income decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to lower interest rates on invested capital and average balances of cash and cash equivalents.

Interest expense is relatively consistent compared to the three and six months ended June 30, 2024. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Other expense, net decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to expenses that were recognized in the prior period. Other income, net was recognized for the six months ended June 30, 2025 as compared to other expense, net for the six months ended June 30, 2024, primarily due to the $101 million gain on our equity method investment in Also See Note 2 "Equity Method Investments" for more information.

Provision for income taxes

As of June 30, 2024 and 2025, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2024	June 30, 2025
Cash and cash equivalents	$5,294	$4,812
Short-term investments	2,406	2,696
Availability under ABL Facility	1,363	1,011
Total liquidity	$9,063	$8,519

2031 Green Secured Notes

In June 2025, we issued approximately $1.3 billion aggregate principal amount of fixed rate senior secured green notes due January 15, 2031 (“2031 Green Secured Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The 2031 Green Secured Notes were issued pursuant to an indenture dated as of June 12, 2025 (the “Indenture”). The proceeds were primarily used to redeem in full the $1.3 billion aggregate principal amount of the 2026 Notes.

The 2031 Green Secured Notes bear interest at a fixed rate of 10%. Interest is paid in cash semi-annually in arrears on January 15 and July 15 of each year beginning on January 15, 2026. We have the option to redeem all or part of the 2031 Green Secured Notes at any time at a redemption price equal to 100% of the principal amount of the 2031 Green Secured Notes redeemed, plus accrued and unpaid interest, if any, and if redeemed prior to January 15, 2030, plus an applicable premium. If we experience a change of control (as defined in the Indenture), the holders of the 2031 Green Secured Notes will have the right to require us to repurchase the 2031 Green Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

The 2031 Green Secured Notes and the guarantees are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis, in each case subject to certain excluded assets and permitted liens. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

Rivian and VW Group Technology, LLC

In connection with the formation of the Joint Venture, we entered into an investment agreement (“Investment Agreement”) with Volkswagen Group for additional equity investments in Rivian, including an investment pursuant to the achievement of the Financial Milestone defined in the Investment Agreement (see Note 1 to the Form 10-K for more information). As of March 31, 2025, the Financial Milestone was achieved, and on June 30, 2025 we received $1.0 billion in exchange for $750 million of our Class A common stock, calculated based on Rivian’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025). We issued approximately 52 million shares at a price of $14.56 per share. We expect to receive up to an additional $2.5 billion from Volkswagen Group, comprised of (i) $1.5 billion in equity investments (which may be effected in part with a convertible debt instrument), of which $0.3 billion is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs and (ii) $1.0 billion in the form of a loan to be made available through the Joint Venture as described below; in each case, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

Department of Energy Loan

On January 16, 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “LARSSA”) with the United States DOE, pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3.4 billion (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2.6 billion (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the FFB to the Borrower under DOE’s ATVM Program. The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Advance and first Note B Advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties. Note A Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through April 16, 2031, and the loans comprised of Note A Advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Advances will begin on June 15, 2030, and will be payable quarterly in arrears. Note B Advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through May 15, 2032, and the loans comprised of Note B Advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with an ATVM Program loan is equal to the United States Treasury-equivalent yield curve with 0% credit spread, set at each advance.

As of December 31, 2024 our non-cancellable commitments are disclosed in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in the Form 10-K. As of June 30, 2025, our non-cancellable commitments are disclosed in Note 6 “Inventory", Note 8 “Debt”, and Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

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

Cash Flows

	Six Months Ended June 30,
(in millions)	2024	2025
Net cash used in operating activities	$(2,023)	$(124)
Net cash used in investing activities	$(1,095)	$(1,114)
Net cash provided by financing activities	$1,028	$750

Operating Activities
Net cash used in operating activities decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a significant reduction in net loss, as well as cash provided by changes in working capital, including an approximately $250 million increase in deferred revenue resulting from the premium received from Volkswagen Group on June 30, 2025 in connection with the achievement of the Financial Milestone (see Note 1 “Presentation and Nature of Operations” to the condensed consolidated financial statements included in this Form 10-Q).

Investing Activities

Net cash used in investing activities increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by higher capital expenditures related to the expansion of production capacity at our Normal Factory. During the six months ended June 30, 2025, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 primarily resulted from the issuance of $750 million Class A common shares to Volkswagen Group in connection with the achievement of the Financial Milestone. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily driven by the issuance of the unsecured convertible promissory note due June 2026 issued to Volkswagen Group in June 2024 and converted into shares of the Company’s Class A common stock in December 2024 (“2026 Convertible Note”).

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2024 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. In June 2025, the Company paid in full the outstanding aggregate principal amount plus accrued interest of its floating-rate borrowings (see Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information). There were no other material changes in our exposure to market risk as a result of our financial instruments during the six months ended June 30, 2025.

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

Our management, with the participation of our Chief Executive Officer(“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These matters also include the following:

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-RGK-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023, and on March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless and intend to vigorously defend against this lawsuit. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023. Plaintiffs filed a Notice of Appeal on September 1, 2023 and on April 23, 2025 the Court of Appeal affirmed the judgment of dismissal. On June 2, 2025, Plaintiffs filed a Petition for Review with the California Supreme Court.

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

We have incurred net losses since our inception, including net losses of $2,903 million for the six months ended June 30, 2024 and $1,656 million for the six months ended June 30, 2025. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. Many of these programs have been modified and are being phased out. These changes have affected and, any additional changes could, affect, our profitability and have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, we have experienced and may continue to experience cost increases as a result of changes to existing or future tariffs and other trade barriers. If we are unable to mitigate these cost increases, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, software and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. In addition, the recently announced and imposed tariffs by the United States government and resulting environment of retaliatory tariffs and other trade barriers have increased, and will continue to increase our production costs. If we are unable to mitigate these increased production costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture, software development costs, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We will require additional financings to raise capital to support our business, which may not be available in a timely manner, on terms that are acceptable, or at all.

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays or cutbacks in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, tariffs, interest rate changes, and global conflicts or other geopolitical events and any resulting economic uncertainty or global or domestic recession. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In January 2025, the United States Department of Energy (“DOE”) agreed to arrange a multi-draw term loan facility to be provided by the Federal Financing Bank (“FFB”) to a Rivian subsidiary under DOE’s Advanced Technology Vehicles Manufacturing Program (the “DOE Loan”). Our ability to receive advances under our DOE Loan is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate or at all. Our existing debt has resulted in, and any additional indebtedness we incur including under the DOE Loan would result in, increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters. The sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

As fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. In addition, the existence of our commercial relationship with Amazon, coupled with its significant holdings of our securities, and the fact that sales of Rivian Commercial Vans to certain last-mile delivery customers and certain customers in the retail industry require Amazon’s consent, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

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

Our future growth is dependent on the demand for, and upon customers’ willingness to adopt EVs, and even if EVs become more mainstream, customers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and components, cost of energy, and governmental regulations, including incentives, tariffs, import regulation, and other taxes.

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

Additionally, recent legislative and executive actions have reversed much of the previous administration’s policy directives as it relates to clean energy and EVs and there have been efforts in federal and state governments to scale back emissions regulations. These efforts face legal challenges that could delay or alter their implementation. However, these efforts have reduced governmental incentives and subsidies for EVs potentially chill customer demand, impacting our future growth prospects and adversely affecting our business, prospects, financial condition, results of operations, and cash flows.

We are subject to risks associated with our joint venture with Volkswagen Group, including that a significant portion of our software and services revenues has been from Volkswagen Group. If the Joint Venture does not meet its operational objectives, or we do not achieve the anticipated incremental benefits and future revenue opportunities as a result of the Joint Venture then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In November 2024, we entered into a transaction agreement with Volkswagen Group to establish a new joint venture (the “Joint Venture”) focusing on vehicle electrical architecture and software development services. A significant portion of our software and services revenues has been from Volkswagen Group. Volkswagen International America Inc., a wholly-owned subsidiary of Volkswagen AG, beneficially owns shares of our capital stock representing 11.8% of our voting power as of July 31, 2025. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Further, the Joint Venture will be our primary development partner for vehicle electrical architecture and software development services. If the Joint Venture is unable to produce software of the quality necessary to meet the demands of our vehicles, or on timelines necessary to meet such demands, our ability to sell vehicles could be impacted, which may result in our business being materially harmed. This risk may be further compounded if the electrical architecture and software developed by the Joint Venture does not operate correctly or contains errors, bugs, vulnerabilities, or design defects. See “―Our operations, IT systems, products and vehicles rely on software and hardware that is highly technical, and from time to time can contain errors, bugs, vulnerabilities, or design defects. If we are unsuccessful in addressing or mitigating technical limitations in our operations, IT systems, products and vehicles, our business could be adversely affected.”

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

In connection with this partnership, Volkswagen Group made an initial equity investment in the Company of $1.0 billion, consisting of an unsecured convertible promissory note due June 2026 (the “2026 Convertible Note”) that converted into shares of our Class A common stock in December 2024 in accordance with its terms. In November 2024, we also received $1.3 billion from Volkswagen Group for intellectual property licensed to Volkswagen Group. In addition, as of March 31, 2025, we achieved the Financial Milestone required for the first additional equity investment tranche. On June 30, 2025, we received from Volkswagen Group the first additional equity investment tranche of $1.0 billion in exchange for which we issued $750 million of our Class A common stock. Volkswagen Group has also committed to make an additional equity investment of up to approximately $1.5 billion in multiple tranches, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances, of which $210 million is being recognized as revenue over time for services provided by the Joint Venture. There can be no assurances that the conditions required for investment of the other tranches will be satisfied within the contemplated timeframe, or at all. In addition, the conversion of the 2026 Convertible Note and our issuance of $750 million shares of Class A common stock to Volkswagen Group on June 30, 2025 as a result of our satisfaction of the Financial Milestone resulted in the dilution of the ownership interests of existing stockholders, and Volkswagen Group’s proposed additional equity investments in us will cause further dilution. In connection with the Joint Venture, Volkswagen Group has also committed to providing a $1.0 billion term loan facility to the Joint Venture, available in October 2026, the proceeds of which would be concurrently loaned by the Joint Venture to Rivian JV SPV, LLC, a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture (the “Joint Venture Equityholder”), and then distributed to the Company by the Joint Venture Equityholder to be used for general corporate purposes. We refer to these loans together as the “JV Loan”. Availability of the JV Loan is subject to customary financing conditions which must be satisfied during October 2026, and there can be no assurance that any such conditions will be met. Any incremental incurrence of debt under the JV Loan would result in increased debt service obligations and additional restrictive covenants relating to our capital raising activities and other financial and operational matters.

In addition, in connection with the Joint Venture, we granted Volkswagen Group a perpetual, irrevocable, non-exclusive license to certain of our electrical architecture and software technology existing at the time we entered the Joint Venture for use in connection with Volkswagen Group’s vehicles and related services, and provided to Volkswagen Group the related software source code and related technical information and trade secrets, subject to confidentiality obligations. In addition, we have agreed, and may agree in the future, to grant Volkswagen Group licenses to certain additional technology that will be further developed by the Joint Venture. There can be no assurance that Volkswagen Group and its subcontractors will not misuse or disclose our confidential proprietary information to third parties, inadvertently or otherwise, and our remedies for any such misuse or disclosure may be limited. We are also required to indemnify Volkswagen Group for any claims that Volkswagen Group’s or the Joint Venture’s use of the technology we licensed to them infringes or otherwise violates third-party intellectual property rights, subject to certain limitations. In addition, we expect that Volkswagen Group will offer vehicles that compete with ours using our licensed background technology and technology developed by the Joint Venture, which may materially adversely impact our business given Volkswagen Group’s size, resources and position in the automotive market.

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

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. We have experienced delays in delivery and our production ramp has taken longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. We plan to shut down our Normal Factory for approximately three weeks starting late in the third quarter of 2025 to integrate key elements of our manufacturing process in preparation for the planned start of R2 production in the first half of 2026. There can be no assurance that any future planned shutdown, including any future shutdowns at our Normal Factory in preparation for the launch of R2, will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. In addition, any other production disruptions, including as a result of any component shortages due to tariffs or other trade barriers, construction delays or delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

In conjunction with the expansion of our Normal Factory and the planned construction of our Stanton Springs North Facility and the launch of future products and services, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the Electric Delivery Van (“EDV”), and other commercial products and our ability to develop and manufacture the midsize platform (“MSP”) in the near future, are and will be subject to risks, including with respect to:

•our ability to expand operations at our Normal Factory and future facilities;
•construction of our Stanton Springs North Facility, including potential problems or delays in the construction or operationalizing of the facility;
•securing in a timely manner necessary raw materials, supplies, and components that meet our quality standards, including raw materials or components subject to China’s export control requirements regarding certain materials, including rare earth materials;
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

Changes in business or economic conditions, governmental regulations, currency fluctuations, increased United States tariffs, non-United States retaliatory tariffs and non-tariff trade barriers including export restrictions in supplier countries, shortages in raw materials, and changes in geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in the Middle East, and related attacks or violence in the broader region, and other factors beyond our control or that we do not presently anticipate could result in significant increases in freight charges and raw material and component costs which could significantly impact our ability to receive raw materials or components. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. Substantial increases in the prices for our raw materials or components or regulatory requirements have increased and could continue to increase our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Shortages and delays in the supply of certain parts, materials, and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in, and may in the future result in, higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. Recently, a number of our suppliers have notified us of potential supply chain impact due to recently announced and imposed tariffs and other trade barriers. Our renegotiation with such suppliers to address such tariffs and trade barriers has resulted in, and may, in the future, result in increased costs. If we are unsuccessful in such renegotiation, or if any of our suppliers experience continued business disruptions as a result of such tariffs or trade barriers, we may experience disruptions and delays. The delay or unavailability of any component or supplier disruption has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our success will be dependent upon our ability to enter into vendor and supplier agreements and maintain our relationships with existing vendors and suppliers who are critical and necessary to the production of our products and services and as we implement product upgrades and adaptations for our products in the future and work with existing and future vendors and suppliers. The vendor and supplier agreements we have, and may enter into with vendors and suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our vendors and suppliers, including litigation to enforce such vendor and supplier agreements, which would adversely affect our ability to obtain services and components from such vendors and suppliers. If our vendors and suppliers become unable or unwilling to provide, or experience delays in providing services or components, or if the vendor and supplier agreements we have in place are terminated, or if any such litigation to enforce such agreements is not resolved in our favor, it may be difficult or impossible to find replacement services or components at a reasonable cost in a timely manner. For example, recently, a number of our suppliers have notified us of potential supply chain impact due to recently announced and imposed tariffs and other trade barriers, which has resulted in our experiencing delays and increased costs, and may result in legal disputes. Moreover, as we implement product and services upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with vendors and suppliers related to changes in current vendor and supplier contracts. In addition, if we terminate any vendor or supplier agreements we may be subject to cancellation or other settlement costs.

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

We are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, we or our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, we or our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for and availability of each component at a given time. If we fail to order or receive sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. The recently announced and imposed tariffs by the United States government and resulting environment of retaliatory tariffs and other trade barriers, including China's changes to its export control requirements on certain materials, including rare earth minerals, have had, and may continue to have, an adverse impact on our ability to accurately predict our manufacturing requirements which has resulted and could continue to result in impact on our ability to receive raw materials and components, costs and production.

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

A significant portion of our automotive revenues has been from one customer that is an affiliate of one of our principal stockholders. If we are unable to maintain this relationship, or if this customer purchases significantly fewer vehicles than we currently anticipate, then our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

A significant portion of our automotive revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 12.9% of our voting power as of July 31, 2025.

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

We offer financing and leasing arrangements for our vehicles through financial institutions. We have an exclusive relationship with one financial institution for leasing in the United States. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and features of new vehicles. Lower than expected resale values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining residual values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program. In addition, recent governmental and regulatory actions, such as the OBBBA, have repealed and, in some cases, restricted availability of certain tax credits, such as the 30D and 45W tax credits, to our leasing customers. These changes and further adverse change in the future availability of certain tax credits to our leasing customers may have a negative impact on the demand for our vehicles.

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

The future of the National Electric Vehicle Infrastructure Formula Program, which was intended to expand the network of electric vehicle charging stations nationwide, is uncertain at this time. Certain funding under the National Electric Vehicle Infrastructure Formula Program has been delayed and could be delayed further or rolled back. The continued suspension or rollback of funding could delay the deployment of charging infrastructure, impacting consumer confidence and demand for EVs.

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

Federal and state administrations have introduced additional uncertainty for the EV industry. Any unavailability, reduction or elimination of government and economic incentives, including tax credits, because of policy changes, such as recent legislative changes to the 30D, 45W and 45X tax credits, or other reasons, may result in the diminished competitiveness of the alternative fuel and EV industry generally and our vehicles, software and services in particular. Additionally, federal, state, and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, many programs have been modified and are being phased out. There is no guarantee that any incentive programs will be available in the future and the cessation and modification of these programs could have an adverse impact on demand for EVs, including our vehicles. In addition, any government and economic incentives may have predetermined expiration dates, may conclude once allocated funds are depleted, or could be reduced or discontinued due to changes in regulatory or legislative priorities. For example, the OBBBA, which was signed into law on July 4, 2025, includes the removal of the 30D and 45W tax credits for purchases or leases of EV vehicles after September 30, 2025 and places additional qualifying constraints on other EV incentives, such as the 45X tax credit, each of which could impact future sales. Consequently, the reduced availability of government and economic incentives, including tax credits, and our ability and that of our customers and competitors to benefit from these credits and incentives, has had and could continue to have an adverse effect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, we have earned tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), GHG, Corporate Average Fuel Economy (“CAFE”), renewable energy and clean fuel. We have contracted to sell these credits to other regulated entities for their use of these credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. However, many of these programs have been modified or are being phased out and the future of such programs, and out ability to continue to earn and sell credits, is uncertain at this time. For example, on June 12, 2025, President Trump signed three Congressional Review Act resolutions that revoked EPA Clean Air Act waivers previously granted to California, impacting vehicle regulations relevant to our business. Current federal GHG and fuel economy standards as well as California’s ability to set its own standards are now being challenged in court and are being reexamined by the relevant federal agencies. It is also possible that federal and state governments could be successful in scaling back emissions regulations or limiting California’s authority. Efforts to roll back environmental regulations and litigation to prevent it could also have an effect on regulatory credit trading programs. Regulatory credit trading programs, including Advanced Clean Cars 2 (“ACC2”), Advanced Clean Trucks (“ACT”) and CAFE, have either been revoked, substantively eased (penalties set to zero), or are under the threat of reversal. While ACC2 and ACT changes are still being contested, the EPA has proposed eliminating all GHG-related standards. Such changes have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. New entrants to the EV market and the uncertainty in the permanence of regulatory protections could also drive down relevant compliance credit valuations. While we cannot predict outcomes at this time, our ability to earn and sell such credits has been impeded, which has had, and could continue to have, an adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and if rates continue to increase substantially or remain relatively high it could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales had been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing and vehicle insurance premiums have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates continue to increase or remain relatively high, or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles and demand for our vehicles could be negatively impacted, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

As of June 30, 2025, our total principal amount of our outstanding indebtedness was $4,475 million. As of June 30, 2025, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $185 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $6.6 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the Facility’s maturity to April 2030 from April 2028. In June 2025, we refinanced our existing senior secured floating rate notes due October 2026 by issuing $1.3 billion aggregate principal amount of 10% senior secured green notes due January 2031 (“2031 Green Secured Notes”). The indenture governing the 2031 Green Secured Notes also permits us to incur borrowings under our DOE Loan. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

The credit agreement governing the ABL Facility, the Indenture, the DOE Loan agreement (if and when funded) and the JV Loan agreement, each contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and require us to satisfy certain financial covenants, including, with respect to the ABL Facility, a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes” and together with the 2029 Green Convertible Notes, the “Convertible Notes”) also contain certain restrictive covenants. We therefore may not be able to engage in certain transactions unless we or certain of our subsidiaries obtain the consent of the lenders or noteholders or terminate, amend or refinance the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan, the JV Loan, the Convertible Notes or any future debt agreements, if applicable, which may limit our operating flexibility.In addition, the ABL Facility and the 2031 Green Secured Notes are currently secured by, substantially all of the assets (excluding intellectual property) of Rivian Holdings, LLC and its material domestic subsidiaries (other than certain excluded subsidiaries). If and when funded, the DOE Loan will be secured by, among other things, the same assets (other than the inventory, receivables and certain deposit accounts that secure the ABL Facility on a first-priority basis) and by all project and other assets relating to our Stanton Springs North Facility. The total principal amount of our secured debt, which we expect will increase significantly upon our accessing funds under the DOE Loan, together with our limited pool of unencumbered assets, may impair our financing flexibility in the future, including our ability to refinance our existing debt on favorable terms or at all. Although the JV Loan is non-recourse to Rivian Automotive, Inc. or any of its subsidiaries (other than the Joint Venture Equityholder), its terms require that we comply with restrictive covenants that are substantially the same as our ABL Facility, as then in effect. In addition, if and when funded, the JV Loan will be secured by the Joint Venture equity interests owned by the Joint Venture Equityholder, and therefore, if and when the JV Loan is funded, any such non-compliance could result in foreclosure on the equity interests we indirectly own in the Joint Venture.

Noteholders of our Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the 2029 Green Convertible Notes or the 2030 Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will have sufficient cash available to repurchase the Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan (if and when funded), the JV Loan (if and when funded), the Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, an affiliate of Amazon.com, Inc., which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. Amazon could continue to be able to influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our commercial vehicles. Our relationship with Amazon could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon.

Similarly, Volkswagen Group has made equity investments in us, and has committed to additional equity investments, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. As a result, Volkswagen Group’s holdings in the future may grow to be significant. In addition, Volkswagen Group is an equal partner in the Joint Venture, on which we rely for electrical architecture and certain software services. Volkswagen Group manufactures vehicles that compete with our vehicles. Further, Volkswagen Group may have investments in or otherwise hold securities of businesses that compete directly or indirectly with us, or may in the future, which could become a conflict of interest or create the appearance thereof.

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

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, whereby the sales or purchasing transactions are denominated in currencies other than our functional currency. Although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins. Borrowings under the ABL Facility accrue interest at variable rates, which exposes us to interest rate risk.

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

We rely on computer systems, hardware, software, technology infrastructure, online sites, AI Technologies (as defined below) and networks for both internal and external operations (collectively, “Technology Systems”). We own and manage some of these Technology Systems but also rely on third parties for a range of Technology Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”) as well as proprietary information belonging to our business such as trade secrets (together, “Confidential Information”). We also engage in certain relationships where we share Confidential Information with our business partners. Threats to our, our partners’ and our vendors and suppliers’ Technology Systems are increasingly diverse and sophisticated and we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our Technology Systems and Confidential Information.

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

As we expand globally, we face additional legal and regulatory requirements that may impose substantial operational and compliance burdens. The laws and regulations of other jurisdictions may restrict the collection, storage, transmission, and exchange of data across jurisdictions, which could impose additional and substantial operational, financial, administrative, and compliance burdens on us. For example, in the European Economic Area (“EEA”) and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 and the U.K. Data (Use and Access) Act 2025 (collectively, the “U.K. GDPR”) (the EU GDPR and U.K. GDPR together referred to as the “GDPR”) for certain data processing. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of Personal Information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of Personal Information out of the EEA and the UK. Additionally, the GDPR requires us to enter into contractual arrangements when engaging service providers to process Personal Information on our behalf, or when jointly determining the purposes and means of processing Personal Information with another entity.

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

Our use of artificial intelligence technologies may not be beneficial to our business, and may result in the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from harm to individuals or the violation of laws or regulations or contracts to which we are a party

Our roadmap integrates machine learning, artificial intelligence, and automated decision making (together, “AI Technologies”) in our products and business. However, in recent years use of these AI Technologies has come under increased regulatory scrutiny. Already, certain existing legal regimes (e.g., relating to data privacy and consumer protection) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in the future.

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

In addition, in August 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and established a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU.

New laws, guidance, and/or decisions in this area could provide a new regulatory framework that will require us to adjust or that may limit our ability to use our existing machine learning and artificial intelligence models and require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services.

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

Risks Related to Other Legal, Regulatory, and Tax Matters

Our business has been and may continue to be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to other countries, and to import raw materials and components for our vehicles or delay or disrupt our supply of raw materials and components. For example, the United States government has recently announced or imposed tariffs on specific sectors and countries, which has resulted, and may continue to result, in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on certain United States products, which may make it more costly for companies to export products to those countries. Although the United States is negotiating new trade deals with many countries, there is uncertainty surrounding the types of tariffs or other trade barriers that may be imposed by both the United States and other countries including, the likelihood of new tariffs related to steel, aluminum, vehicles and automotive parts, semiconductors, and rare-earth minerals. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. If we continue to experience cost increases as a result of existing or future tariffs or other trade barriers, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers has harmed, and could continue to harm, our ability to obtain necessary raw materials and components and could harm our ability to sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

In addition, changes to our products or services, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or services or, in some cases, prevent the export or import of our products and services to certain countries, governments or persons altogether. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services, as well decreasing our ability to export or market our products and services to potential customers. Any decreased use of our products and services or limitation on our ability to export or market our products and services could adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

Our vehicles, software and services and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. Regulations could be enacted at any time, or interpreted, changed, modified, rescinded, or applied adversely to us, including as a result of presidential, congressional, state and local elections, and judicial rulings, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In addition, there is uncertainty regarding the impact of recent legislative changes such as OBBBA and the United States presidential administration's policies with respect to the EV industry and government funding, incentives, tax credits, regulatory credits and tariffs, and environmental law relevant to the EV industry, which could have a material adverse effect on our business, results of operations or financial condition. In particular, we face risks associated with changes to regulations related to the EV industry and alternative energy, such as:

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
•changes in regulations relating to advanced driver assistance technology could require us to modify our advanced driver assistance hardware and related software systems; and
•future rulemaking or rescission of existing rules, findings and law governing GHG and CAFE standards, as well as the ability of states to implement their clean vehicle standards, could reduce new business opportunities, harm us competitively and impact our ability to earn and sell regulatory credits.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future, and we may never achieve profitability. Under the Tax Cuts and Jobs Act, federal net operating losses (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply and future regulatory changes could also limit our ability to utilize NOL carryforwards. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future income tax liability to us and materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Increasing scrutiny and changing requirements, attitudes or expectations from global regulators, our investors, consumers, employees and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices and reporting. Global regulators, investors, consumers, employees and other stakeholders have focused on ESG practices and placed importance on the implications and social cost of their investments, purchases, and other interactions with companies. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulators, investor, consumer, employee or other stakeholder expectations on ESG matters, particularly because our mission is to create innovative and technologically advanced products with the goal of accelerating the global transition to zero-emission transportation and energy, could adversely affect our brand and reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further softening of ESG support among some stakeholders and government institutions and we could be criticized by some for the scope or nature of our ESG initiatives or goals or for any revisions to these initiatives or goals. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment) or consumers or business partners (such as boycotts or negative publicity campaigns) targeting the Company that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may at times engage in voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments, and any such initiatives or achievements of such commitments may be costly. For example, we have shared goals around climate, product, and belonging. In addition, our commitment to The Climate Pledge, pursuant to which signatories pledge to reach net-zero emissions by 2040, and subsequent reporting and emissions reductions and offsets could require considerable investments, and our commitments, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, is complex and ambitious, and we cannot guarantee that we will meet that or any other of our commitments. Our ability to achieve our commitments, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Such risks include, for example, the availability and cost of low or non-carbon based energy sources, the evolving regulatory requirements affecting ESG standards or disclosures, the availability of suppliers that can meet our sustainability and other standards, our ability to recruit, develop and retain a broad range of talent, and other items discussed in these risk factors. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach in the field to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, frameworks, protocols, standards, or other requirements, internal controls, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to achieve, any of our goals, either on an initial timeline or at all. Implementing and achieving our commitments and other initiatives may also result in increased costs in our supply chain and business operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We may not achieve our commitments in the manner we currently intend or at all, and any failure (or perceived failure) to meet such commitments may adversely impact our relationship with certain stakeholders.

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
•market reaction to any of our strategic partners, including Volkswagen Group;
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
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;
•other events or factors, including those resulting from war, geopolitical tensions such as the ongoing military conflict between Russia and Ukraine and in the Middle East and related economic sanctions, pandemics, incidents of terrorism or responses to these events; and
•the other factors described in this Part II Item 1A “Risk Factors.”

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 31.7% of the voting power of our outstanding capital stock as of July 31, 2025 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 3.9% of the voting power of our outstanding capital stock but 1.1% of the total shares of common stock outstanding as of July 31, 2025.

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

Sales of a substantial number of shares of our Class A common stock or sales of securities convertible into shares of our Class A common stock into the public market, and particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our pre-IPO security holders have substantial unrecognized gains on the value of the equity they hold, and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.

All of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of June 30, 2025, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately $150 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

Further, in March 2025, we paid 2024 bonus awards in the form of RSUs, which vested immediately upon grant in an aggregate amount of $47 million. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent the Company delivers shares of Class A common stock upon such conversion. Further, the completion of Volkswagen Group’s proposed additional equity investments in us would cause further dilution, to the extent certain conditions and certain milestones are achieved.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Moreover, the terms of our ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan (if and when funded), and the JV Loan (if and when funded) restrict the ability of certain of our subsidiaries to pay dividends to us, and any additional debt we may incur in the future may restrict our ability to declare or pay cash dividends or make distributions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

Anti-takeover provisions contained in our restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition. These provisions include:

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
•in addition to our board of directors’ ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then outstanding shares of capital stock;
•the required approval of (i) at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation and (ii) for so long as any shares of Class B common stock are outstanding, the holders of at least 80% of the shares of Class B common stock outstanding at the time of such vote, voting as a separate series, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation;
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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our restated certificate of incorporation provides that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the exclusive forum (or if such court does not have subject matter jurisdiction, the federal district court of the State of Delaware) for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. This provision would not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instances, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

On June 11, 2025, Robert J. Scaringe, the Company’s Founder and Chief Executive Officer, amended his Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which he previously adopted on March 14, 2025, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 6, 2025. As amended, the Rule 10b5-1 trading arrangement covers the sale of up to 894,195 shares of the Company’s Class A common stock and is scheduled to expire no later than September 10, 2026. Except for the foregoing, during the three months ended June 30, 2025, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	06/20/2025
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2^	Indenture, dated as of June 12, 2025, between Rivian Holdings, LLC, Rivian, LLC, and Rivian Automotive, LLC and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	001-41042	4.1	6/12/2025
4.3	Form of certificate representing the 10.000% Senior Secured Green Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	001-41042	4.2	6/12/2025
10.1†
Letter Agreement, dated as of June 29, 2025, to the Investment Agreement, dated as of November 13, 2024, by and among Volkswagen International America Inc., Rivian Automotive, Inc., and Volkswagen Aktiengesellschaft
						*
10.2^	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 8, 2025, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-41042	10.1	4/9/2025
10.3^	Amendment No. 1 to Investment Agreement dated April 17, 2024, by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft	10-Q	001-41042	10.2	5/6/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: August 5, 2025		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: August 5, 2025		(Principal Financial Officer)