Form 10-Q
period 2025-09-30
Rivian Automotive, Inc. / DE
filed 2025-11-04
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 21, 2025, 1,222,000,615 shares of the registrant's Class A common stock were outstanding, and 3,912,500 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, regulatory and political developments, litigation matters, intended use of proceeds from the 2029 Green Convertible Notes (as defined herein) and 2030 Green Convertible Notes (as defined herein), current and expected future investments by Volkswagen Group, funding of the DOE Loan (as defined herein) and our objectives for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2024	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$5,294	$4,441
Short-term investments (Note 5)	2,406	2,647
Accounts receivable, net	443	203
Inventory (Note 6)	2,248	1,638
Other current assets	192	346
Total current assets	10,583	9,275
Property, plant, and equipment, net (Note 7)	3,965	4,837
Operating lease assets, net	416	552
Other non-current assets	446	553
Total assets	$15,410	$15,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499	$554
Accrued liabilities (Note 9)	835	1,388
Current portion of deferred revenues, lease liabilities, and other liabilities	917	1,483
Total current liabilities	2,251	3,425
Long-term debt (Note 8)	4,441	4,438
Non-current lease liabilities	379	529
Other non-current liabilities	1,777	1,741
Total liabilities	8,848	10,133
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2024 and September 30, 2025	—	—
Common stock, $0.001 par value; 3,508 and 5,258 shares authorized and 1,131 and 1,226 shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively (Note 14)	1	1
Additional paid-in capital	29,866	31,198
Accumulated deficit	(23,305)	(26,140)
Accumulated other comprehensive (loss) income	(4)	7
Noncontrolling interest	4	18
Total stockholders' equity	6,562	5,084
Total liabilities and stockholders' equity	$15,410	$15,217

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Automotive	$776	$1,142	$2,966	$2,991
Software and services	98	416	270	1,110
Total revenues (Note 3)	874	1,558	3,236	4,101
Automotive	1,155	1,272	4,283	3,364
Software and services	111	262	323	713
Total cost of revenues	1,266	1,534	4,606	4,077
Gross profit	(392)	24	(1,370)	24
Operating expenses
Research and development	350	453	1,239	1,244
Selling, general, and administrative	427	554	1,419	1,532
Total operating expenses	777	1,007	2,658	2,776
Loss from operations	(1,169)	(983)	(4,028)	(2,752)
Interest income	95	76	302	229
Interest expense (Note 8)	(87)	(69)	(237)	(210)
Gain (loss) on convertible notes, net (Note 8)	60	—	(30)	—
Other income (expense), net	1	(191)	(8)	(86)
Loss before income taxes	(1,100)	(1,167)	(4,001)	(2,819)
Provision for income taxes (Note 10)	—	1	(2)	(3)
Net loss	$(1,100)	$(1,166)	(4,003)	(2,822)
Less: Net income attributable to noncontrolling interest	—	7	—	13
Net loss attributable to common stockholders	$(1,100)	$(1,173)	$(4,003)	$(2,835)
Net loss attributable to common stockholders, basic and diluted	$(1,100)	$(1,173)	$(4,003)	$(2,835)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(1.08)	$(0.96)	$(4.01)	$(2.42)
Weighted-average common shares outstanding, basic and diluted	1,014	1,220	998	1,171
*The prior periods have been recast to conform to current period presentation.

See accompanying notes to these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net loss	$(1,100)	$(1,166)	$(4,003)	$(2,822)
Other comprehensive income	5	1	1	12
Comprehensive loss	(1,095)	(1,165)	(4,002)	(2,810)
Less: Comprehensive income attributable to noncontrolling interest	—	7	—	14
Comprehensive loss attributable to common stockholders	$(1,095)	$(1,172)	$(4,002)	$(2,824)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income / (loss)	Non-controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2023	968	$1	$27,695	$(18,558)	$3	$—	$9,141
Capital stock issuance	26	—	1	—	—	—	1
Stock-based compensation	—	—	374	—	—	—	374
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	(1,446)	—	—	(1,446)
BALANCE - March 31, 2024	994	1	28,070	(20,004)	2	—	8,069
Capital stock issuance including employee stock purchase plan	14	—	31	—	—	—	31
Stock-based compensation	—	—	178	—	—	—	178
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	(1,457)	—	—	(1,457)
BALANCE - June 30, 2024	1,008	1	28,279	(21,461)	(1)	—	6,818
Capital stock issuance	13	—	4	—	—	—	4
Stock-based compensation	—	—	172	—	—	—	172
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	(1,100)	—	—	(1,100)
BALANCE - September 30, 2024	1,021	$1	$28,455	$(22,561)	$4	$—	$5,899

BALANCE - December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562
Capital stock issuance	15	—	2	—	—	—	2
Stock-based compensation	—	—	204	—	—	—	204
Other comprehensive income	—	—	—	—	3	—	3
Net (loss) income	—	—	—	(545)	—	4	(541)
BALANCE - March 31, 2025	1,146	1	30,072	(23,850)	(1)	8	6,230
Capital stock issued to Volkswagen Group	52	—	745	—	—	—	745
Capital stock issuance including employee stock purchase plan	16	—	33	—	—	—	33
Stock-based compensation	—	—	178	—	—	—	178
Other comprehensive income	—	—	—	—	7	1	8
Net (loss) income	—	—	—	(1,117)	—	2	(1,115)
BALANCE - June 30, 2025	1,214	1	31,028	(24,967)	6	11	6,079
Capital stock issuance	12	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	171	—	—	—	171
Other comprehensive income	—	—	—	—	1	—	1
Net (loss) income	—	—	—	(1,173)	—	7	(1,166)
BALANCE - September 30, 2025	1,226	$1	$31,198	$(26,140)	$7	$18	$5,084

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(4,003)	$(2,822)
Depreciation and amortization	813	583
Stock-based compensation expense	538	551
Gain on equity method investment	—	(101)
Loss on convertible notes, net	30	—
Other non-cash activities	99	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(57)	267
Inventory	(208)	511
Other assets	(41)	(26)
Accounts payable and accrued liabilities	(339)	488
Deferred revenues	65	495
Other liabilities	204	(38)
Net cash used in operating activities	(2,899)	(98)

Cash flows from investing activities:
Purchases of equity securities and short-term investments	(2,476)	(2,571)
Sales of equity securities and short-term investments	—	107
Maturities of short-term investments	2,696	2,204
Capital expenditures	(814)	(1,247)
Net cash used in investing activities	(594)	(1,507)

Cash flows from financing activities:
Proceeds from stock-based compensation programs	36	34
Proceeds from issuance of capital stock	—	750
Proceeds from issuance of long-term debt	—	1,250
Repayments of long-term debt	—	(1,250)
Proceeds from issuance of convertible notes	1,000	—
Other financing activities	(4)	(37)
Net cash provided by financing activities	1,032	747

Effect of exchange rate changes on cash and cash equivalents	—	5
Net change in cash	(2,461)	(853)
Cash, cash equivalents, and restricted cash—Beginning of period	7,857	5,294
Cash, cash equivalents, and restricted cash—End of period	$5,396	$4,441

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$369	$499
Capital stock issued to settle bonuses	$179	$47
Right-of-use assets obtained in exchange for operating lease liabilities	$122	$224
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

Rivian and Volkswagen Group Technologies, LLC

In connection with the formation of Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”), the Company and Volkswagen AG and its affiliates (“Volkswagen Group”) entered into an investment agreement (“Investment Agreement”) for additional equity investments in the Company, including an investment pursuant to the achievement of the Financial Milestone defined in the Investment Agreement (see Note 1 to the Form 10-K for more information). As of March 31, 2025, the Financial Milestone was achieved and accordingly, on June 30, 2025, the Company received $1,000 million in exchange for $750 million of the Company’s Class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025). The Company issued 51,502,854 shares at a price of $14.56 per share and recorded deferred revenues for the $250 million premium received within “Current portion of deferred revenues, lease liabilities, and other liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. As a result of the transaction, Volkswagen Group became a related party of the Company on June 30, 2025 (see Note 3 "Revenues" for more information on deferred revenues and Note 12 “Related Party Transactions”).

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2024 and September 30, 2025. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and nine months ended September 30, 2024 and 2025, gains and losses resulting from changes in fair value were not material.

Concentration of Risk

Counterparty Credit Risk

Financial instruments that potentially subject the Company to concentration of counterparty credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, customer deposits, derivative instruments, and debt. The Company is exposed to credit risk on cash to the extent that a balance with a financial institution exceeds the Federal Deposit Insurance Company insurance limits. The Company is exposed to credit risk on cash equivalents and short-term investments to the extent that counterparties are unable to settle maturities or sales of investments. The Company is exposed to credit risk on accounts receivable to the extent that counterparties are unable to pay for the sales transaction and on customer deposits to the extent that counterparties are unable to complete the corresponding purchase transaction. The Company is exposed to credit risk on derivative instruments to the extent that counterparties are unable to settle derivative asset positions and on debt to the extent that the senior secured asset-based revolving credit facility (“ABL Facility”) lenders are not able to extend credit. The degree of counterparty credit risk varies based on many factors, including the duration of the underlying transaction and the contractual terms of the underlying agreement.

As of December 31, 2024 and September 30, 2025, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2024 and September 30, 2025, the counterparties to the Company’s derivative instruments, the ABL Facility lenders (including JP Morgan Chase Bank, N.A. (“Chase Bank”)), and Chase Bank, from which accounts receivable are due to the Company (see Note 3 "Revenues" for more information), are financial institutions that the Company believes are of high credit quality.

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

During the three months ended March 31, 2025 the Company entered into an agreement to receive Series B-1 preferred shares of Also, Inc. (“Also”) with a fair value of approximately $104 million in exchange for the contribution of certain employees, intellectual property, and fixed assets that had been previously dedicated to micromobility product development at the Company. The net book value of assets contributed was approximately $3 million, resulting in a gain of approximately $101 million recorded to “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

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

In July 2025, Also issued Series C preferred shares to a third party, which reduced the Company’s ownership percentage from 49.8% down to 40.6%. The gain associated with the adjustment to the carrying value of the Company‘s equity method investment resulting from the recent funding round is not material.

The Also Board is currently comprised of four seats. Eclipse Ventures and the Company have each appointed one member of the Also Board of Directors, and the Company will retain its right to appoint such Director until its ownership share decreases below a defined threshold. Separately, the Company’s Chief Executive Officer (“CEO”), RJ Scaringe, has been appointed to Also’s Board of Directors, with the common shareholders of Also retaining the right to remove or appoint such Director. The Company has significant influence over Also as a result of the Company’s 40.6% ownership interest, which is determined to be in-substance common stock, and dedicated Director. The Company’s share of Also’s results of operations is recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations on a one-quarter lag, and Also is a related party of the Company. The Company’s share of Also’s results of operations recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations was not material for the three and nine months ended September 30, 2025.

The Company‘s related party transactions with Also during the three and nine months ended September 30, 2025 were not material.

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

In advance of the grant date, shares of Volkswagen Group equity are purchased over the counter by a trust controlled by the Joint Venture and held until vested. Dividends paid are reinvested and are subject to the same vesting requirements as the underlying shares. Upon vesting, ownership of the shares and reinvested dividends is transferred to the grantee. Shares underlying phantom awards are sold upon vesting, and the proceeds are transferred to the grantee. The shares held in trust are accounted for as an investment in equity securities and carried at fair value within “Other current assets” and “Other non-

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
current assets” on the Condensed Consolidated Balance Sheets, with unrealized holding gains and losses recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The accrued liability for deferred compensation also is carried at fair value within “Accrued liabilities” on the Condensed Consolidated Balance Sheets, with changes in fair value recorded to compensation expense in the Condensed Consolidated Statements of Operations. Purchases of shares of Volkswagen Group equity are recorded in “Purchases of equity securities and short-term investments” in the investing section of the Condensed Consolidated Statements of Cash Flows.

In April 2025, the trust was formed on behalf of the Joint Venture for the purpose of purchasing and holding shares of Volkswagen Group equity. In May 2025, the trust made the first purchase of shares of Volkswagen Group equity, and the first awards under the deferred compensation program were made. The investment in equity securities and accrued liability for deferred compensation are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical assets or liabilities in active markets and were not material as of September 30, 2025. For the three and nine months ended September 30, 2025, unrealized holding gains and losses on the investment in equity securities and deferred compensation expense were not material.

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

3. REVENUES

The following table disaggregates revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
New electric vehicles	$768	$1,141	$2,940	$2,829
Regulatory credits	8	1	26	167
Software and services	98	416	270	1,105
Total revenues	$874	$1,558	$3,236	$4,101

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company’s revenues from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements with consumers for purchased vehicles, were approximately 42% and 45% of the Company‘s total revenues during the three months ended September 30, 2024 and 2025, respectively, and approximately 39% and 42% during the nine months ended September 30, 2024 and 2025, respectively. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company reevaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of December 31, 2024 and September 30, 2025 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (“ZEVs”) and greenhouse gas. The Company sells regulatory credits to third parties, and revenue is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party. Payment is typically received within one quarter or less of transfer of control of the credits to the customer. Many of the programs governing such tradable credits have been or may be modified or are being phased out, and the Company‘s ability to continue earning and selling the corresponding credits is uncertain at this time.

Software and Services

Software and services revenues consist primarily of services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, sales of vehicle trade-ins and pre-owned Rivian EVs (“remarketing”), and vehicle repair and maintenance services.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The majority of the transaction price is included in the Company’s contract liabilities as of September 30, 2025, and the Company expects to recognize the corresponding revenue over approximately three years, with the amount of revenue recognized each period gradually increasing over time as the Joint Venture ramps its operations and the level of effort increases. It is reasonably possible that the Company’s expectations could change over time, according to the pattern of progress toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs. Accordingly, the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations. The Company recognized $0 million and $214 million for the three months ended September 30, 2024 and 2025, respectively, and $0 million and $563 million for the nine months ended September 30, 2024 and 2025, respectively, of revenue for the combined performance obligation with Volkswagen Group, a related party of the Company.

Payment for vehicle electrical architecture and software development services is generally due in advance. Payment for remarketing and vehicle repair and maintenance services is typically received when control transfers to the customer or due in accordance with payment terms customary to the business.

Contract Liabilities

The Company recognizes contract liabilities when payments are received or due before the related performance obligation is satisfied. The Company’s contract liabilities are primarily the result of consideration received in advance for the Joint Venture’s combined performance obligation, as well as payments for vehicles collected prior to delivery of EVs, generally satisfied as vehicles are delivered, OTA vehicle software updates, generally satisfied over the estimated useful life of the EV, and extended vehicle repair and maintenance contracts, satisfied over the coverage period. The Company’s contract liabilities exclude fully-refundable customer deposits. The following table summarizes the Company’s contract liabilities recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	September 30, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$552	$1,051
Other non-current liabilities	1,288	1,284
Total contract liabilities	$1,840	$2,335

As of December 31, 2024 and September 30, 2025, $1,526 million and $1,739 million, respectively, of the Company’s contract liabilities consisted of consideration received from Volkswagen Group in connection with the Joint Venture, including consideration received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology, noncash consideration, and advance payments for vehicle electrical architecture and software development services. Refer to Note 12 “Related Party Transactions” for contract liabilities corresponding to Amazon.com, Inc. and its affiliates (“Amazon”). Deferred revenues recognized from contract liability balances as of December 31, 2023 and 2024 were $7 million and $115 million for the three months ended September 30, 2024 and 2025, respectively, and $79 million and $426 million for the nine months ended September 30, 2024 and 2025, respectively.

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	September 30, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$146	$199
Other non-current liabilities	327	292
Total warranty reserve	$473	$491

Warranty expense is recorded as a component of automotive cost of revenues in the Company’s Condensed Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve (in millions):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Beginning balance	$389	$488	$275	$473
Warranties issued in period	70	37	176	135
Adjustments to pre-existing warranties	4	(5)	43	(38)
Warranty costs incurred	(16)	(29)	(47)	(79)
Ending balance	$447	$491	$447	$491

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
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2024		September 30, 2025
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,157		$1,858
Money market funds	1	3,868	1	2,579
Commercial paper	2	184	2	4
United States Treasury securities	1	60	1	—
Other items[1]	2	25	2	—
Total cash and cash equivalents		$5,294		$4,441

Short-term investments:
United States Treasury securities	1	$993	1	$894
Term deposits	2	475	2	600
Commercial paper	2	378	2	409
Corporate bonds	2	374	2	445
Certificates of deposit	2	141	2	256
Other items[2]	2	45	2	43
Total short-term investments[3]		$2,406		$2,647

Total cash and cash equivalents and short-term investments		$7,700		$7,088

[1] Includes certificates of deposit, corporate bonds, and Yankee bonds.
[2] Includes Yankee bonds and agency discount notes.
3 As of December 31, 2024 and September 30, 2025, $289 million and $178 million is due between 12 and 24 months, respectively.

As of December 31, 2024 and September 30, 2025, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” for more information about the fair value of the Company’s derivative instruments and investments in equity securities and Note 8 "Debt" for more information about the fair value of the Company’s debt.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. INVENTORY

The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	September 30, 2025
Raw materials and work in progress	$1,351	$905
Finished goods	897	733
Total inventory	$2,248	$1,638

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The balance of the Company’s inventory was written down by $66 million and $24 million from its cost to its net realizable value as of December 31, 2024 and September 30, 2025, respectively. Additionally, the Company had a liability for LCNRV losses related to firm purchase commitments of $5 million and $0 million as of December 31, 2024 and September 30, 2025, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	September 30, 2025
Land, buildings, and building improvements	$1,085	$1,117
Leasehold improvements	502	598
Machinery, equipment, vehicles, and office furniture	3,925	4,217
Computer equipment, hardware, and software	610	670
Construction in progress	621	1,545
Total property, plant, and equipment	6,743	8,147
Accumulated depreciation and amortization	(2,778)	(3,310)
Total property, plant, and equipment, net	$3,965	$4,837

Depreciation and amortization expense for property, plant and equipment was $248 million and $175 million for the three months ended September 30, 2024 and 2025, respectively, and $791 million and $550 million for the nine months ended September 30, 2024 and 2025, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2024		September 30, 2025
	Maturity	Amount (in millions)	Effective interest rate	Amount (in millions)	Effective interest rate

Long-term debt
2026 Notes	2026	$1,250	11.0%	$—	—%
2029 Green Convertible Notes	2029	1,500	4.8%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2031 Green Secured Notes	2031	—	—%	1,250	10.6%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(34)		(37)
Long-term debt, less unamortized discount and debt issuance costs		$4,441		$4,438

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and September 30, 2025, the fair value of the 2029 Green Convertible Notes was $1,591 million and $1,560 million, respectively.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and September 30, 2025, the fair value of the 2030 Green Convertible Notes was $1,611 million and $1,589 million, respectively.

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

The 2031 Green Secured Notes bear interest at a fixed rate of 10% per annum. Interest is paid in cash semi-annually in arrears on January 15 and July 15 of each year beginning on January 15, 2026. The Company has the option to redeem all or part of the 2031 Green Secured Notes at any time at a redemption price equal to 100% of the principal amount of the 2031 Green Secured Notes redeemed, plus accrued and unpaid interest, if any, and if redeemed prior to January 15, 2030, plus an applicable premium. If the Company experiences a change of control (as defined in the Indenture), the holders of the 2031 Green Secured Notes will have the right to require the Company to repurchase the 2031 Green Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

The 2031 Green Secured Notes are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”), in each case subject to certain excluded assets and permitted liens. The 2031 Green Secured Notes contain a number of customary covenants similar to the covenants under the ABL Facility. As of September 30, 2025, the Company was in compliance with all covenants required by the 2031 Green Secured Notes.

The 2031 Green Secured Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of September 30, 2025, the fair value of the 2031 Green Secured Notes was $1,164 million.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2025, the Company had no borrowings under the ABL Facility and $196 million of letters of credit outstanding, resulting in availability under the ABL Facility of $598 million after giving effect to the borrowing base and the outstanding letters of credit. As of September 30, 2025, the Company was in compliance with all covenants required by the ABL Facility.

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

9. ACCRUED LIABILITIES

The following table summarizes the components of “Accrued liabilities” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2024	September 30, 2025
Payroll and related costs	$167	$318
Capital expenditures	306	398
Inventory	119	122
Other products and services	93	101
Other	150	449
Total accrued liabilities	$835	$1,388

Included within “Other” above is $250 million for the settlement of pending securities class action litigation (which is subject to court approval) discussed in Note 13 “Commitments and Contingencies”. During the three months ended September 30, 2025, certain restructuring actions occurred in order to reduce costs and improve efficiency, and the corresponding

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
severance expenses recognized were $15 million. As of September 30, 2025, accrued liabilities for severance expenses were $18 million.

10. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and nine months ended September 30, 2024 and 2025. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA”) was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense, and research and development costs, and the taxation of foreign income. Because of the full valuation allowance in the United States, there was no impact to income tax expense reported during the three and nine months ended September 30, 2025. The impact of the new legislation will be included in the Company's Form 10-K “Income Taxes” disclosure for the year ended December 31, 2025.

11. STOCK-BASED COMPENSATION

Stock Plans

The Company's Stock Plans permit the grant of RSUs, stock options, and other stock-based awards to employees, non-employees including directors, and consultants.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2025:

	RSUs
	Number of shares (in millions)	Weighted-average grant-date fair value
Outstanding at December 31, 2024	61	$14.10
Granted	58	$11.70
Vested	(39)	$14.08
Forfeited	(7)	$13.46
Outstanding at September 30, 2025	73	$12.30
Vested and expected to vest at September 30, 2025	73	$12.30

Stock option activity during the nine months ended September 30, 2025 was not material.

As of September 30, 2025, the Company’s unrecognized stock-based compensation expense for unvested awards was $959 million, which is expected to be recognized over a weighted-average period of 1.8 years and 4.4 years for RSUs and stock options outstanding, respectively.

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

Amazon

The Company recorded $171 million and $298 million for the three months ended September 30, 2024 and 2025, respectively, and $742 million and $573 million for the nine months ended September 30, 2024 and 2025, respectively, in revenues from Amazon in the Condensed Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2024 and September 30, 2025, the uncollected amounts related to Electric Delivery Van (“EDV”) revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $68 million and $31 million, respectively. Contract liabilities related to EDV revenues were $135 million, primarily for extended service contracts, as of December 31, 2024 and $372 million, primarily for advance payments and extended service contracts, as of September 30, 2025 (refer to Note 3 "Revenues" for more information).

In June 2025, the Company began selling Rivian Adventure Gear via the Amazon.com platform. For the three and nine months ended September 30, 2025, sales commissions paid to Amazon were not material.

The Company obtains data services, including hosting, storage, and compute from Amazon. Expenses related to these services were $25 million and $59 million for the three months ended September 30, 2024 and 2025, respectively, and $65 million and $120 million during the nine months ended September 30, 2024 and 2025, respectively. As of December 31, 2024 and September 30, 2025, the unpaid amounts related to these services were not material.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company records an accrued liability for loss contingencies that it determines are probable and estimable. Loss contingencies that the Company evaluates primarily include potential costs related to supply contracts, which can be, for example, a result of changing demand forecasts or design modifications, in addition to potential payments resulting from legal proceedings, such as commercial litigation including product liability claims or employment-related litigation, and other events. Although the Company believes it has valid defenses with respect to legal proceedings, as of December 31, 2024 and September 30, 2025, the Company recorded approximately $110 million and $375 million, respectively, for estimated contingent losses in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $475 million, or an excess of $100 million over the accrued liability recorded. The Company expects the majority of loss contingencies comprising the accrued liability to be concluded within the next 12 to 24 months. These amounts include the Company's estimates of probable and reasonably possible contingent losses corresponding to all lawsuits alleging securities

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
law claims based on some or all of the facts alleged in the lawsuit described in the following paragraph, including derivative lawsuits.

Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of the Company’s officers and directors, and the Company’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of common stock in the Company’s initial public offering (“IPO”) (the “Plaintiffs”). The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-JLS-E (C.D. Cal.). Following the conclusion of summary judgment briefing and mediation activities in September 2025, on October 23, 2025 the parties signed a Stipulation of Settlement and Plaintiffs filed a Motion for Preliminary Approval of the settlement. The anticipated corresponding settlement payment of $250 million is reflected in “Accrued liabilities” on the Condensed Consolidated Balance Sheets and “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The expense recognized during the three months ended September 30, 2025 was reduced by $67 million in related insurance recoveries that the Company has determined are probable of receipt, reflected in “Other current assets” on the Condensed Consolidated Balance Sheets. If approved by the court, the Company expects the settlement amount to be paid within the next 12 months.

Unconditional Purchase Obligations

In May 2025, the Company amended and extended the data services agreement with Amazon, including the corresponding unrecognized commitments that require the future purchase of services (“unconditional purchase obligations”). Future payments under these unconditional purchase obligations are included in the table below, which presents all of the Company’s future payments under unconditional purchase obligations having a remaining term in excess of one year as of September 30, 2025 (in millions):

Total Future Payments
2025	$38
2026	168
2027	198
2028 and thereafter	189
Total	$593

14. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2024 and September 30, 2025, 1,123 million and 1,222 million shares of Class A common stock were issued and outstanding, respectively. In July 2025, 4 million shares of Class B common stock converted into shares of Class A common stock. As of December 31, 2024 and September 30, 2025, 8 million and 4 million shares, respectively, of Class B common stock were issued and outstanding. As of December 31, 2024 and September 30, 2025, 3,500 million and 5,250 million shares of Class A common stock, respectively, and 8 million shares of Class B common stock were authorized.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three and Nine Months Ended September 30,
	2024	2025
Green Convertible Notes	149	149
2026 Convertible Note	83	—
Stock warrants	12	12
Stock options	61	61
RSUs, ESPP, and other stock-based awards	73	79
Total	378	301

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Numerator
Net loss attributable to Rivian	$(1,100)	$(1,173)	$(4,003)	$(2,835)
Net loss attributable to common stockholders, basic and diluted	$(1,100)	$(1,173)	$(4,003)	$(2,835)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	1,014	1,220	998	1,171
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	1,014	1,220	998	1,171

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.08)	$(0.96)	$(4.01)	$(2.42)

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The CODM does not receive segment asset information as it is not used to assess each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$1,142	$416	$1,558	$2,991	$1,110	$4,101
Cost of revenues	(1,272)	(262)	(1,534)	(3,364)	(713)	(4,077)
Gross profit	$(130)	$154	$24	$(373)	$397	$24

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$776	$98	$874	$2,966	$270	$3,236
Cost of revenues	(1,155)	(111)	(1,266)	(4,283)	(323)	(4,606)
Gross profit	$(379)	$(13)	$(392)	$(1,317)	$(53)	$(1,370)

16. VARIABLE INTEREST ENTITIES

Rivian and Volkswagen Group Technologies, LLC

In November 2024, the Company established Rivian and Volkswagen Group Technologies, LLC with Volkswagen Group as a joint venture with a focus on software, electronic control units and related network architecture design and development.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets as “Noncontrolling interest” and in the Condensed Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”. As of December 31, 2024, the consolidated assets of the Joint Venture were approximately $250 million and primarily comprised of cash. As of September 30, 2025, the consolidated assets of the Joint Venture were approximately $728 million and primarily comprised of cash and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" for more information). As of December 31, 2024, the consolidated liabilities of the Joint Venture were approximately $155 million and primarily comprised of the current portion of deferred revenue. As of September 30, 2025, the consolidated liabilities of the Joint Venture were approximately $466 million and primarily comprised of the current portion of deferred revenue and accrued liabilities.

17. SUBSEQUENT EVENTS

In November 2025, the Company established a newly-formed entity to focus on advancement of industrial AI and robotics, which included external seed capital of approximately $110 million. The Company is assessing the impact of the transaction on the consolidated financial statements.

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

Our zonal network architecture and software stack serves as the basis for Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”). We expect the Joint Venture to develop industry-leading software-enabled features and capabilities to address global markets and segments across a variety of vehicle platforms.

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

R3 is a midsize crossover that is tidy on dimensions but delivers big in terms of performance, off-road capability, passenger comfort, and storage. R3X is a performance variant of R3 offering even more dynamic abilities both on and off road. The design of the exterior and interior of R3 is inviting and iconic. R3 demonstrates the scalability of Rivian’s brand across different form factors while continuing to be immediately recognizable.

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

During the nine months ended September 30, 2025, we produced 31,310 vehicles and delivered 32,502 vehicles.

Automotive Regulatory Credits

We have earned tradable credits in the operation of our business under various regulations related to ZEVs, greenhouse gas, fuel economy, and clean fuel. As the state of these programs is uncertain, the ability to generate and sell credits is also changing. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Many of the programs governing such tradable credits have been or may be modified or are being phased out, and our ability to continue earning and selling the corresponding credits is uncertain at this time.

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

•Charging. We operate the Rivian Adventure Network at sites across North America. The network consists of Direct Current fast chargers that we designed, developed and manufactured to be cost effective. We aim to deliver clean energy to our customers while offering a convenient and seamless charging experience. In the fourth quarter of 2024, we began opening up the Rivian Adventure Network to non-Rivian EVs allowing us to increase the utilization of our network.

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

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new customers in the consumer and commercial vehicle markets. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. However, our current incoming order rate for our R1 vehicles must improve for us to meet our delivery targets. To support demand generation, we are in the process of implementing new capabilities, such as expanding our retail customer engagement spaces (“spaces”), expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we may need to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. Our future success will also depend on growing our base of commercial customers. We have entered into pilot programs for, and begun deliveries of, Rivian Commercial Vans. The evaluation process for commercial customers may be longer, with complex procurement and budgeting considerations, and additional investments in customer education may be necessary to increase awareness. An inability to attract sufficient new customers at appropriate vehicle pricing points would substantially impact our ability to grow revenues and improve our financial performance.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. Initial production of R2 will be at our Normal Factory, resulting in the expansion of production capacity to approximately 215,000 units of annual production. Significant capital expenditures are required to support the integration of R2 into our Normal Factory. Our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit. Following the plant retooling upgrade during 2024, we are experiencing improved manufacturing efficiencies. As our production capabilities continue to mature, we anticipate these benefits to reduce our cost per vehicle. The introduction of our second generation R1 vehicles has reduced material costs as a result of engineering design changes and improvements in supplier commercial terms. In addition, we expect to leverage previous technologies and platforms while growing sales and service infrastructure to support R2. Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, and pursuing opportunities to drive down warranty costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and consequently overall profitability. In late September and early October 2025, we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually, allowing us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows.

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

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver a broad combination of performance, utility, and capability, as well as software and services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In September 2025, we held a groundbreaking ceremony at our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), which we expect to begin constructing in 2026 to support production of our MSP. In late September and early October 2025, we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually, allowing us to drive greater capital efficiency. Any delays in the timing or execution of these investments could have an adverse impact on our prospects, financial condition, results of operations, and cash flows. Furthermore, we anticipate that these future investments could require significant external debt and/or equity financing.

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

•Government Incentives. There are various government policies, grants, loans, and other incentives, including regulatory credits, designed to increase EV adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. While the OBBBA that was signed into law on July 4, 2025, ended certain such incentives, such as 30D and 45W tax credits for EV purchases or leases acquired after September 30, 2025, other incentives, such as the 45X tax credit for domestic battery production, remain. Additionally, we have entered into a loan facility with the DOE, an amended agreement with the Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County to support our Stanton Springs North Facility, and a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity (“DCEO”) through which we are eligible for an incentive package to support the renovation and expansion of our Normal Factory. United States federal government incentives are subject to change by Congress and the presidential administration. Any reduction or elimination of these or other similar incentives, or failure of our vehicles to meet tax credit eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows. In addition, we earn tradable credits in the operation of our business under various regulations related to zero emission vehicles, greenhouse gas, fuel economy, renewable energy, and clean fuel. We have contracted and intend to sell these credits to other regulated entities who can use the credits to comply with emission standards, renewable energy procurement standards, and other regulatory requirements. Many of the programs governing such tradable credits have been or may be modified or are being phased out, and our ability to continue earning and selling the corresponding credits is uncertain at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Automotive	$776	$1,142	$2,966	$2,991
Software and services	98	416	270	1,110
Total revenues	874	1,558	3,236	4,101
Automotive	1,155	1,272	4,283	3,364
Software and services	111	262	323	713
Total cost of revenues	1,266	1,534	4,606	4,077
Gross profit	(392)	24	(1,370)	24
Operating expenses
Research and development	350	453	1,239	1,244
Selling, general, and administrative	427	554	1,419	1,532
Total operating expenses	777	1,007	2,658	2,776
Loss from operations	(1,169)	(983)	(4,028)	(2,752)
Interest income	95	76	302	229
Interest expense	(87)	(69)	(237)	(210)
Gain (loss) on convertible notes, net	60	—	(30)	—
Other income (expense), net	1	(191)	(8)	(86)
Loss before income taxes	(1,100)	(1,167)	(4,001)	(2,819)
Provision for income taxes	—	1	(2)	(3)
Net loss	(1,100)	(1,166)	(4,003)	(2,822)
Less: Net income attributable to noncontrolling interest	—	7	—	13
Net loss attributable to common stockholders	$(1,100)	$(1,173)	$(4,003)	$(2,835)

Production volume	13,157	10,720	36,749	31,310
Delivery volume	10,018	13,201	37,396	32,502

Comparison of the Three and Nine Months Ended September 30, 2024 and 2025

Automotive

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except delivery volume)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Revenues	$776	$1,142	$366	47%	$2,966	$2,991	$25	1%

Delivery volume	10,018	13,201	3,183	32%	37,396	32,502	(4,894)	(13)%

Automotive revenues for the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024 primarily due to an increase in vehicle deliveries resulting in part from accelerated purchases ahead of the expiration of 45W tax credits after September 30, 2025, as well as increased average selling prices.

Automotive revenues for the nine months ended September 30, 2025 were relatively consistent compared to the nine months ended September 30, 2024 primarily due to increased average selling prices and sales of automotive regulatory credits, partially offset by a decrease in vehicle deliveries.

Cost of revenues and gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except production and delivery volumes)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Cost of revenues	$1,155	$1,272	$117	10%	$4,283	$3,364	$(919)	(21)%
Gross profit	$(379)	$(130)	$249	66%	$(1,317)	$(373)	$944	72%

Production volume	13,157	10,720	(2,437)	(19)%	36,749	31,310	(5,439)	(15)%
Delivery volume	10,018	13,201	3,183	32%	37,396	32,502	(4,894)	(13)%

For the three months ended September 30, 2024 and 2025, automotive cost of revenues included $185 million and $123 million of depreciation and amortization expense and $6 million and $9 million of stock-based compensation expense, respectively. The period-over-period increase in automotive cost of revenues was primarily due to increased delivery volumes, partially offset by reductions in the cost of raw materials and product components, as well as cost of revenue efficiency initiatives that occurred during the three months ended September 30, 2024.

For the nine months ended September 30, 2024 and 2025, automotive cost of revenues included $596 million and $379 million of depreciation and amortization expense and $46 million and $35 million of stock-based compensation expense, respectively. The period-over-period decrease in total automotive cost of revenues was primarily due to fewer vehicles produced and delivered, as well as reductions in the cost of raw materials, product components, and overhead, resulting in part from the cost of revenue efficiency initiatives and accelerated depreciation that occurred during the nine months ended September 30, 2024.

Automotive gross profit losses improved for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily resulting from the increased average selling prices and reductions in the cost of revenues noted above.

Automotive gross profit losses improved for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily resulting from the increased average selling prices, sales of automotive regulatory credits, and reductions in the cost of revenues noted above. The current global economic landscape presents significant uncertainty, particularly regarding evolving trade regulation, governmental policies, tariffs, and the overall impact these items have on consumer sentiment and demand. These factors have impacted and could continue to impact our global supply chain, material costs and access, and market dynamics.

Effective May 3, 2025, the U.S. government adjusted tariffs on imported automobile parts under Section 232 of the Trade Expansion Act of 1962, including a 25% tariff on many parts, but with tariff offset credits for manufacturers with domestic vehicle assembly. The credits are applied to 3.75% of Manufacturer's Suggested Retail Price from April 3, 2025 to April 30, 2030. In October 2025, we received approval for tariff offset credits through April 30, 2026, and we expect to qualify for tariff offset credits from May 1, 2026 through April 30, 2030. We also are subject to tariffs on imported raw materials such as steel, aluminum, and graphite, as well as reciprocal tariffs from time to time. We have experienced and could continue to experience increases to our cost of revenues as a result of tariffs.

In late September and early October 2025, we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually, allowing us to drive greater capital efficiency. While we expect improved fixed cost per vehicle due to the launch of R2 in our Normal Factory, in the near-term the shutdown negatively impacted our vehicle production and cost of revenues as a result of the direct downtime and lost overhead absorption associated with lower volume. We expect automotive gross profit to improve through the expected margin profile of our MSP, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

Software and Services

Revenues

	Three months ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Revenues	$98	$416	$318	324%	$270	$1,110	$840	311%

Software and services revenues increased compared to the three and nine months ended September 30, 2024 primarily due to vehicle electrical architecture and software development services that were not performed during the prior periods, an increase in remarketing sales, and increased vehicle repair and maintenance service.

Cost of revenues and gross profit

	Three months ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Cost of revenues	$111	$262	$151	136%	$323	$713	$390	121%
Gross profit	$(13)	$154	$167	nm	$(53)	$397	$450	nm

*nm-not meaningful

For the three months ended September 30, 2024 and 2025, software and services cost of revenues included $1 million and $2 million of depreciation and amortization expense and $0 million and $15 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2024 and 2025, software and services cost of revenues included $3 million and $6 million of depreciation and amortization expense and $0 million and $50 million of stock-based compensation expense, respectively. The period-over-period increases in software and services cost of revenues were primarily due to vehicle electrical architecture and software development services that were not performed during the prior periods and increased remarketing sales.

Software and services gross profit improved significantly for the three and nine months ended September 30, 2025 as compared to gross profit losses for the three and nine months ended September 30, 2024, primarily resulting from vehicle electrical architecture and software development services. We expect software and services gross profit to continue increasing during the period over which the Joint Venture progresses toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, as well as over time as we continue providing remarketing services, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as FleetOS, Connect+, and Rivian Autonomy Platform+.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Research and development	$350	$453	$103	29%	$1,239	$1,244	$5	—%

For the three months ended September 30, 2024 and 2025, R&D expenses included $20 million and $18 million of depreciation and amortization expense and $59 million and $74 million of stock-based compensation expense, respectively. R&D expenses increased compared to the three months ended September 30, 2024, primarily due to higher engineering, design, and development costs surrounding the R2 platform, higher software costs supporting new in-vehicle technologies, and higher stock-based compensation expenses. The increase in stock-based compensation expenses was primarily attributable to an increase in the total amount of accrued stock-based bonus incentives, partially offset by the cost of services provided to Volkswagen Group by the Joint Venture being recorded in cost of revenues during the three months ended September 30, 2025.

For the nine months ended September 30, 2024 and 2025, R&D expenses included $56 million and $52 million of depreciation and amortization expense, respectively, and $281 million and $230 million of stock-based compensation expense, respectively. R&D expenses are relatively unchanged compared to the nine months ended September 30, 2024.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Selling, general, and administrative	$427	$554	$127	30%	$1,419	$1,532	$113	8%

For the three months ended September 30, 2024 and 2025, SG&A expenses included $53 million and $55 million of depreciation and amortization expense and $46 million and $77 million of stock-based compensation expense, respectively.
For the nine months ended September 30, 2024 and 2025, SG&A expenses included $158 million and $162 million of depreciation and amortization expense and $211 million and $238 million of stock-based compensation expense, respectively. SG&A expenses increased compared to the three and nine months ended September 30, 2024 as a result of expanding our go-to-market operations and footprint, including higher payroll and related expenses primarily driven by increased headcount, stock-based compensation expenses primarily attributable to an increase in the total amount of accrued stock-based bonus incentives, and facilities expenses.

We plan to make continued investments in our facilities, go-to-market operations, retail customer engagement spaces, and technology for our future operations.

Other income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change
Interest income	$95	$76	$(19)	(20)%	$302	$229	$(73)	(24)%
Interest expense	$(87)	$(69)	$18	(21)%	$(237)	$(210)	$27	(11)%
Gain (loss) on convertible notes, net	$60	$—	$(60)	(100)%	$(30)	$—	$30	(100)%
Other income (expense), net	$1	$(191)	$(192)	nm	$(8)	$(86)	$(78)	nm

*nm-not meaningful

Interest income decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to lower interest rates on invested capital and lower average balances of cash and cash equivalents.

Interest expense decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to reduced interest rates resulting from the refinancing of the 2026 Notes into the 2031 Green Secured Notes in June 2025. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Other expense, net was recognized for the three months ended September 30, 2025 as compared to other income, net for the three months ended September 30, 2024, primarily due to $183 million of expense recorded for the settlement of pending securities class action litigation (which is subject to court approval), net of expected insurance recoveries (refer to Note 13 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information). Other expense, net increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the settlement noted in the previous sentence, partially offset by the $101 million gain on our equity method investment in Also (refer to Note 2 "Equity Method Investments" to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of September 30, 2024 and 2025, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for both periods, these assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2024	September 30, 2025
Cash and cash equivalents	$5,294	$4,441
Short-term investments	2,406	2,647
Availability under ABL Facility	1,363	598
Total liquidity	$9,063	$7,686

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

The 2031 Green Secured Notes bear interest at a fixed rate of 10% per annum. Interest is paid in cash semi-annually in arrears on January 15 and July 15 of each year beginning on January 15, 2026. We have the option to redeem all or part of the 2031 Green Secured Notes at any time at a redemption price equal to 100% of the principal amount of the 2031 Green Secured Notes redeemed, plus accrued and unpaid interest, if any, and if redeemed prior to January 15, 2030, plus an applicable premium. If we experience a change of control (as defined in the Indenture), the holders of the 2031 Green Secured Notes will have the right to require us to repurchase the 2031 Green Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

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

Rivian and Volkswagen Group Technologies, LLC

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

In conjunction with the formation of the Joint Venture, we established Rivian JV SPV, LLC (“Joint Venture Equityholder”), a wholly-owned subsidiary of Rivian and the owner of 50% of the equity interests of the Joint Venture. We, together with Joint Venture Equityholder, and Volkswagen Group also entered into Loan Agreements providing for a committed $1 billion term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by us for general corporate purposes. Our loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. The loan may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest on the loan will accrue at a fixed rate per annum that is determined at the time of funding. The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen US-Holdings, Inc., Volkswagen AG, and their affiliates, having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

As of December 31, 2024 our non-cancellable commitments are disclosed in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in the Form 10-K. As of September 30, 2025, our non-cancellable commitments are disclosed in Note 6 “Inventory", Note 8 “Debt”, and Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q.

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

Cash Flows

	Nine Months Ended September 30,
(in millions)	2024	2025
Net cash used in operating activities	$(2,899)	$(98)
Net cash used in investing activities	$(594)	$(1,507)
Net cash provided by financing activities	$1,032	$747

Operating Activities
Net cash used in operating activities decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a significant reduction in net loss and cash provided by changes in working capital.

Investing Activities

Net cash used in investing activities increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by lower maturities of short-term investments and higher capital expenditures related to the expansion of production capacity at our Normal Factory. During the nine months ended September 30, 2025, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 primarily resulted from the issuance of $750 million Class A common shares to Volkswagen Group in connection with the achievement of the Financial Milestone. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily driven by the issuance of the unsecured convertible promissory note due June 2026 issued to Volkswagen Group in June 2024 and converted into shares of the Company’s Class A common stock in December 2024 (“2026 Convertible Note”).

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2024 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. In June 2025, the Company paid in full the outstanding aggregate principal amount plus accrued interest of its floating-rate borrowings (see Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information). There were no other material changes in our exposure to market risk as a result of our financial instruments during the nine months ended September 30, 2025.

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

Our management, with the participation of our CEO and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These matters also include the following:

•Between March 7, 2022 and April 19, 2022, three alleged stockholders filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-JLS-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023. On March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless. On October 23, 2025 the parties signed a Stipulation of Settlement and Plaintiffs filed a Motion for Preliminary Approval of the settlement. A similar lawsuit styled Smith, et al. v. Rivian Automotive, Inc., et al., 30-2023-01310105-CU-SL-CXC, was filed by two alleged stockholders in California Superior Court, Orange County on February 28, 2023. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and seeks damages, declaratory judgment and attorneys’ fees and costs. Defendants filed a Motion to Dismiss the Complaint on April 6, 2023, which was granted by Order dated June 30, 2023. Plaintiffs filed a Notice of Appeal on September 1, 2023 and on April 23, 2025 the Court of Appeal affirmed the judgment of dismissal. On June 2, 2025, Plaintiffs filed a Petition for Review with the California Supreme Court. The Petition for Review was denied on August 13, 2025.

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated August 6, 2025 the action is stayed through February 27, 2026.

•On May 31, 2024 an alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-04566) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. Lead Plaintiffs' Amended Complaint, filed December 11, 2024, alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. On January 7, 2025 the defendants filed a Motion to Dismiss, which was denied by Order dated August 20, 2025. We believe the alleged stockholder’s claims are meritless and intend to vigorously defend against this lawsuit.

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

We have incurred net losses since our inception, including net losses of $4,003 million for the nine months ended September 30, 2024 and $2,822 million for the nine months ended September 30, 2025. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. Many of these programs have been modified or have been phased out. These changes have affected and, any additional changes could affect, our profitability and have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, we have experienced and will continue to experience cost increases as a result of changes to existing or future tariffs and other trade barriers. If we are unable to mitigate these cost increases, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain and/or reduce costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, software and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. In addition, tariffs by the United States government and resulting environment of retaliatory tariffs and other trade barriers have increased, and will continue to increase our production costs. If we are unable to mitigate these increased production costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture, software development costs, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, software or services, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions (such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence), increases in interest rates that could make financing less attractive for some customers, increased tariffs, economic uncertainty and global or domestic recession, changes to or rollback of government incentives, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs. As a newer EV manufacturer and software and services provider, we have fewer financial resources than more established competitors to withstand changes in the market and disruptions in demand. Reduced EV segment demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established manufacturers.

If consumers do not perceive our vehicles, software and services to be of sufficiently high value and quality, cost competitive, and appealing in aesthetics or performance, if consumers prefer to purchase the same brand of vehicle that they have owned in the past, whether due, in part, to familiarity with the brand, ease of transition, or the ability of dealerships to provide financial incentives or terms to entice consumers, or if consumers prefer to purchase a vehicle in person, we may not be able to retain our reservations or attract new consumers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. To generate and maintain demand, we may need to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred to attract customers. If, for any of these reasons, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

Additionally, legislative and executive actions have reversed much of the previous administration’s policy directives as it relates to clean energy and EVs and there have been efforts in federal and state governments to scale back emissions regulations. These efforts face legal challenges that could delay or alter their implementation. However, these efforts have reduced or eliminated governmental incentives and subsidies for EVs, potentially chilling customer demand, impacting our future growth prospects and adversely affecting our business, prospects, financial condition, results of operations, and cash flows.

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

In November 2024, we entered into a transaction agreement with Volkswagen AG and its affiliates (“Volkswagen Group”) to establish a new joint venture (the “Joint Venture”) focusing on vehicle electrical architecture and software development services. A significant portion of our software and services revenues has been from Volkswagen Group. Volkswagen US-Holdings, Inc. (formerly known as Volkswagen International America Inc.), a wholly-owned subsidiary of Volkswagen AG, beneficially owns shares of our capital stock representing 11.6% of our voting power as of September 30, 2025. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In connection with this partnership, Volkswagen Group made an initial equity investment in the Company of $1.0 billion, consisting of an unsecured convertible promissory note due June 2026 (the “2026 Convertible Note”) that converted into shares of our Class A common stock in December 2024 in accordance with its terms. In November 2024, we also received $1.3 billion from Volkswagen Group for intellectual property licensed to Volkswagen Group. In addition, as of March 31, 2025, we achieved the Financial Milestone required for the first additional equity investment tranche. On June 30, 2025, we received from Volkswagen Group the first additional equity investment tranche of $1.0 billion in exchange for which we issued $750 million of our Class A common stock. Volkswagen Group has also committed to make additional equity investments of up to approximately $1.5 billion in multiple tranches, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances, of which $210 million is being recognized as revenue over time for services provided by the Joint Venture. There can be no assurances that the conditions required for investment of the other tranches will be satisfied within the contemplated timeframe, or at all. In addition, the conversion of the 2026 Convertible Note and our issuance of $750 million shares of Class A common stock to Volkswagen Group on June 30, 2025 as a result of our satisfaction of the Financial Milestone resulted in the dilution of the ownership interests of existing stockholders, and Volkswagen Group’s proposed additional equity investments in us will cause further dilution. In connection with the Joint Venture, Volkswagen Group has also committed to providing a $1.0 billion term loan facility to the Joint Venture, available in October 2026, the proceeds of which would be concurrently loaned by the Joint Venture to Rivian JV SPV, LLC, a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture (the “Joint Venture Equityholder”), and then distributed to the Company by the Joint Venture Equityholder to be used for general corporate purposes. We refer to these loans together as the “JV Loan”. Availability of the JV Loan is subject to customary financing conditions which must be satisfied during October 2026, and there can be no assurance that any such conditions will be met. Any incremental incurrence of debt under the JV Loan would result in increased debt service obligations and additional restrictive covenants relating to our capital raising activities and other financial and operational matters.

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

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. We have experienced delays in delivery and our production ramp has taken longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. In late September and early October 2025, we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually, allowing us to drive greater capital efficiency. There can be no assurance that any future planned shutdown, including any future shutdowns at our manufacturing facility in Normal, Illinois (“Normal Factory”) in preparation for the launch of R2, will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. In addition, any other production disruptions, including as a result of any component shortages due to tariffs or other trade barriers, construction delays or delays in the manufacture or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

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

Changes in business or economic conditions, governmental regulations, currency fluctuations, increased United States tariffs, non-United States retaliatory tariffs and non-tariff trade barriers including export restrictions in supplier countries, shortages in raw materials, and changes in geopolitical conditions, including the ongoing conflict between Russia and Ukraine and in the Middle East, and related attacks or violence in the broader region, and other factors beyond our control or that we do not presently anticipate could result in significant increases in freight charges and raw material and component costs which could significantly impact our ability to receive raw materials or components. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. Substantial increases in the prices for our raw materials or components and increased costs due to changing regulatory requirements have increased, and could continue to increase, our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Shortages and delays in the supply of certain parts, materials, and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in, and may in the future result in, higher costs. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure components and materials remain available. A number of our suppliers have notified us of potential supply chain impact due to tariffs and other trade barriers. Our renegotiation with such suppliers to address such tariffs and trade barriers has resulted in, and may, in the future, result in increased costs. If we are unsuccessful in such renegotiation, or if any of our suppliers experience continued business disruptions as a result of such tariffs or trade barriers, we may experience disruptions and delays. The delay or unavailability of any component or supplier disruption has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our success will be dependent upon our ability to enter into vendor and supplier agreements and maintain our relationships with existing vendors and suppliers who are critical and necessary to the production of our products and services and as we implement product upgrades and adaptations for our products in the future and work with existing and future vendors and suppliers. The vendor and supplier agreements we have, and may enter into with vendors and suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our vendors and suppliers, including litigation to enforce such vendor and supplier agreements, which would adversely affect our ability to obtain services and components from such vendors and suppliers. If our vendors and suppliers become unable or unwilling to provide, or experience delays in providing services or components, or if the vendor and supplier agreements we have in place are terminated, or if any such litigation to enforce such agreements is not resolved in our favor, it may be difficult or impossible to find replacement services or components at a reasonable cost in a timely manner. For example, a number of our suppliers have notified us of potential supply chain impact due to tariffs and other trade barriers, which has resulted in our experiencing delays and increased costs, and which has resulted in and may in the future result in legal disputes and negotiations. Moreover, as we implement product and services upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with vendors and suppliers related to changes in current vendor and supplier contracts. In addition, if we terminate any vendor or supplier agreements we may be subject to cancellation or other settlement costs.

Additionally, our EVs contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. For example, during the third quarter of 2024, Rivian began experiencing a production disruption due to a shortage of a component within our Enduro motor system on the R1 and Rivian Commercial Van platforms. As a result of this supply shortage, Rivian produced fewer vehicles during the third and fourth quarter of 2024 as compared to our original expectations. While this particular shortage has been resolved, and while we believe that we would be able to establish alternate supply relationships for any future component shortages and could obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us, including as a result of tariffs and other trade barriers. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

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

A significant portion of our automotive revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC (“NV Holdings”), which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 12.8% of our voting power as of September 30, 2025.

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

In addition, Dr. Scaringe is a trustee of the Rivian Foundation and is Chairman of the Boards of Also, Inc. and Mind Robotics, Inc. Dr. Scaringe’s positions with the Rivian Foundation, Also, Inc. and Mind Robotics, Inc. may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have additional duties, and may devote a substantial amount of time serving, as a trustee of the Rivian Foundation and as a director of Also, Inc. and Mind Robotics, Inc., which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

We may be unable to offer attractive financing and leasing options to vehicle purchasers, which would adversely affect demand and expose us to financial risks.

We offer financing and leasing arrangements for our vehicles through financial institutions. We have an exclusive relationship with one financial institution for leasing in the United States. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and features of new vehicles. Lower than expected resale values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining residual values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program. In addition, recent governmental and regulatory actions, such as the One Big Beautiful Bill Act (“OBBBA”), have repealed and, in some cases, restricted availability of certain tax credits, such as the 45W tax credits, to our leasing customers. These changes and further adverse change in the future availability of certain tax credits to our leasing customers may have a negative impact on the demand for our vehicles.

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

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and work stoppages, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, we have experienced several fires at our facilities. While these events were quickly contained and resulted in minimal damage and production delay, we cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay.

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

The future of the National Electric Vehicle Infrastructure Formula Program, which was intended to expand the network of electric vehicle charging stations nationwide, continues to remain uncertain. The continued uncertainty could delay funding under the National Electric Vehicle Infrastructure Formula Program and thus delay deployment of charging infrastructure, impacting consumer confidence and demand for EVs.

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

Further, to provide our customers with access to sufficient charging infrastructure, we rely in part on third-party charging networks including, the incorporation of North American Charging Standard (“NACS”) chargers and access to Tesla’s Supercharger network. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, reliability, safety, or security, any delays in implementation of the NACS chargers, or any limitation or cancellation of our customers’ access to any third-party charging network, could impact the demand for our EVs. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, many programs have been modified or have been phased out. There is no guarantee that any incentive programs will be available in the future and the cessation and modification of these programs could have an adverse impact on demand for EVs, including our vehicles. In addition, any government and economic incentives may have predetermined expiration dates, may conclude once allocated funds are depleted, or could be reduced or discontinued due to changes in regulatory or legislative priorities. For example, the OBBBA, which was signed into law on July 4, 2025, includes the removal of the 30D and 45W tax credits for purchases or leases of EV vehicles acquired after September 30, 2025 and places additional qualifying constraints on other EV incentives, such as the 45X tax credit, each of which could impact future sales. Consequently, the reduced availability of government and economic incentives, including tax credits, and our ability and that of our customers and competitors to benefit from these credits and incentives, has had and could continue to have an adverse effect our business, prospects, financial condition, results of operations, and cash flows.

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

In addition, we have earned tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), GHG, Corporate Average Fuel Economy (“CAFE”), renewable energy and clean fuel. We have contracted to sell these credits to other regulated entities for their use of these credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. However, many of these programs have been modified, have been phased out or are being phased out. As such, the future of such programs, and our ability to continue to earn and sell credits, is uncertain at this time. For example, on June 12, 2025, President Trump signed three Congressional Review Act resolutions that revoked EPA Clean Air Act waivers previously granted to California, impacting vehicle regulations relevant to our business. Current federal GHG and fuel economy standards as well as California’s ability to set its own standards are now being challenged in court and are being reexamined by the relevant federal agencies. It is also possible that federal and state governments could be successful in scaling back emissions regulations or limiting California’s authority. Efforts to roll back environmental regulations and litigation to prevent it could also have an effect on regulatory credit trading programs. Regulatory credit trading programs, including Advanced Clean Cars 2 (“ACC2”), Advanced Clean Trucks (“ACT”) and CAFE, have either been revoked, substantively eased (penalties set to zero), or are under the threat of reversal. While ACC2 and ACT changes are still being contested, the EPA has proposed eliminating all GHG-related standards. Such changes have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. New entrants to the EV market and the uncertainty in the permanence of regulatory protections could also drive down relevant compliance credit valuations. While we cannot predict outcomes at this time, our ability to earn and sell such credits has been impeded, which has had, and could continue to have, an adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and if rates continue to increase substantially or remain relatively high it could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales had been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing and vehicle insurance premiums have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates increase or remain relatively high, or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles and demand for our vehicles could be negatively impacted, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities and develop and market new software and services. Additionally, our revenues from period to period may fluctuate as our understanding of and ability to address different markets grows and evolves, we adjust volumes, pricing, and add new product variants based on market demand and margin opportunities, and develop and introduce new or existing EVs, software and services to new markets. Our production levels also depend on our ability to efficiently and cost-effectively obtain vehicle components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenues from period to period may fluctuate due to seasonality. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our products and services, changes in interest rates, impairment of long-lived assets, economic conditions, both nationally and locally, negative publicity relating to our products and services, changes in the regulatory or political environment, changes in consumer preferences and competitive conditions, investment in new production capacity and expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

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

As of September 30, 2025, our total principal amount of our outstanding indebtedness was $4,475 million. As of September 30, 2025, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $196 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $6.6 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the Facility’s maturity to April 2030 from April 2028. In June 2025, we refinanced our existing senior secured floating rate notes due October 2026 by issuing $1.3 billion aggregate principal amount of 10% senior secured green notes due January 2031 (“2031 Green Secured Notes”). The indenture governing the 2031 Green Secured Notes also permits us to incur borrowings under our DOE Loan. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

The credit agreement governing the ABL Facility, the Indenture, the DOE Loan agreement (if and when funded) and the JV Loan agreement, each contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and require us to satisfy certain financial covenants, including, with respect to the ABL Facility, a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes” and together with the 2029 Green Convertible Notes, the “Convertible Notes”) also contain certain restrictive covenants. We therefore may not be able to engage in certain transactions unless we or certain of our subsidiaries obtain the consent of the lenders or noteholders or terminate, amend or refinance the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan, the JV Loan, the Convertible Notes or any future debt agreements, if applicable, which may limit our operating flexibility. In addition, the ABL Facility and the 2031 Green Secured Notes are currently secured by, substantially all of the assets (excluding intellectual property) of Rivian Holdings, LLC and its material domestic subsidiaries (other than certain excluded subsidiaries). If and when funded, the DOE Loan will be secured by, among other things, the same assets (other than the inventory, receivables and certain deposit accounts that secure the ABL Facility on a first-priority basis) and by all project and other assets relating to our Stanton Springs North Facility. The total principal amount of our secured debt, which we expect will increase significantly upon our accessing funds under the DOE Loan, together with our limited pool of unencumbered assets, may impair our financing flexibility in the future, including our ability to refinance our existing debt on favorable terms or at all. Although the JV Loan is non-recourse to Rivian Automotive, Inc. or any of its subsidiaries (other than the Joint Venture Equityholder), its terms require that we comply with restrictive covenants that are substantially the same as our ABL Facility, as then in effect. In addition, if and when funded, the JV Loan will be secured by the Joint Venture equity interests owned by the Joint Venture Equityholder, and therefore, if and when the JV Loan is funded, any such non-compliance could result in foreclosure on the equity interests we indirectly own in the Joint Venture.

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

Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our and our vendors and suppliers’ Technology Systems, vehicles, and products and the information they store and process. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our Technology Systems or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have been and continue to be subject to ransomware and phishing attacks. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted.

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

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to other countries, and to import raw materials and components for our vehicles or delay or disrupt our supply of raw materials and components. For example, the United States government has announced or imposed tariffs on specific sectors and countries, which has resulted, and may continue to result, in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on certain United States products, which may make it more costly for companies to export products to those countries. Although the United States is negotiating new trade deals with many countries, there is uncertainty surrounding the types of tariffs or other trade barriers that may be imposed by both the United States and other countries. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. Additionally, the United States government has provided for tariff offset credits for automobile manufacturers with domestic vehicle assembly. We expect to qualify for tariff offset credits from May 1, 2026 through April 30, 2030. Any reduction or loss of these offsets, or failure to qualify for these offsets in the future, in the event of policy, production or eligibility changes could increase our costs and adversely affect our results of operations. If we continue to experience cost increases as a result of existing or future tariffs or other trade barriers, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers has harmed, and could continue to harm, our ability to obtain necessary raw materials, components and equipment and could harm our ability to sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

In addition, the United States government is currently experiencing a shutdown. A prolonged government shutdown could have a negative impact on our business. Such a shutdown could disrupt our supply chain, delay required government approvals and inspections, restrict our ability to access capital markets, and negatively impact consumer and investor confidence, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022, three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its initial public offering (“IPO”) underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. In October 2025, the parties reached a preliminary settlement of these consolidated matters, subject to court approval. Securities litigation, and other related matters such as governmental or regulatory investigations, could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. See Part I, Item 3 “Legal Proceedings.”

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 31.5% of the voting power of our outstanding capital stock as of September 30, 2025 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 3.9% of the voting power of our outstanding capital stock but 1.2% of the total shares of common stock outstanding as of September 30, 2025.

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

All of our directors and executive officers and certain other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of September 30, 2025, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately $140 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

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

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary in the market and in our industry and available in the current insurance market. We place our insurance coverage with financially sound carriers per AM Best, a credit rating agency for the insurance industry, and in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention and coverage. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific loss. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Coverage for a risk may not be certain and subject to insurers’ reservation of rights based on notable terms, conditions, and/or exclusions. For example, we have sought insurance coverage in connection with litigation or other legal proceedings. Certain of our carriers have issued denials of coverage and reservations of rights in connection with currently-pending litigation and may do so with respect to future claims, litigation or other legal proceedings. We are currently involved in, and in the future may be involved in, legal disputes regarding insurance coverage and we may incur additional costs to defend these legal disputes. Losses that are not covered by insurance may be substantial and/or unpredictable and may adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us, such as product recall insurance, or, if available, may be at a significantly higher cost, such as earthquake insurance, based on insurance market conditions, our specific industry, and/or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy, which can result in the assumption of greater risks to offset insurance market fluctuations.

General business and economic conditions could reduce our orders and sales, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our business and results of operations are subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, sustained inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty. In addition, the tariffs by the United States government and environment of retaliatory tariffs and other trade barriers, the resulting economic uncertainty, and any subsequent global or domestic recession, would have a negative impact on our business, prospects, financial condition, results of operations, and cash flows. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms, and wildfires, public health crises, political crises, such as terrorist attacks, war, or other political instability, or other unexpected events, and such events could also disrupt our operations, internet, or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult economic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Recently, certain automobile manufacturers have announced delays or cutbacks in EV production plans as a result of these and other factors impacting the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel reservations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

On September 2, 2025, Claire McDonough, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 237,712 shares of the Company’s Class A Common Stock. Ms. McDonough’s Rule 10b5-1 trading arrangement is scheduled to expire no later than August 25, 2026. Except for the foregoing, during the three months ended September 30, 2025, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: November 4, 2025		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: November 4, 2025		(Principal Financial Officer)