Form 10-K
period 2025-12-31
Rivian Automotive, Inc. / DE
filed 2026-02-12
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.3 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. For purposes of such calculation, the registrant has assumed that all outstanding shares of common equity are held by non-affiliates, except for shares held by each of the registrant’s executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over the registrant. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of the registrant, or that there are not other persons who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 29, 2026, 1,237,077,289 shares of the registrant's Class A common stock were outstanding, and 3,912,500 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Form 10-K.

RIVIAN AUTOMOTIVE, INC.

FORM 10-K
TABLE OF CONTENTS

RIVIAN AUTOMOTIVE, INC.
Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, business strategy and plans, market growth, facility construction and upgrade milestones, future production capacity, the development, production, and adoption of our vehicles, software, and services, the changing regulatory and political environment, objectives relating to our sustainability initiatives, intended use of debt proceeds, expected future investments by Volkswagen Group (as defined herein), future financings, and our objectives for future operations.

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2025 and other important factors discussed in this report and from time to time in our other filings with the SEC. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits to this Form 10-K with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K, whether as a result of any new information, future events, or otherwise.

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
•The automotive and value added software and services markets in which we operate are highly competitive, and we may not be successful in competing in these markets.

RIVIAN AUTOMOTIVE, INC.
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
•We must continue to develop complex software and hardware in coordination with the Joint Venture and our other vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated on a timely basis or at all, or perform effectively once integrated.
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
•We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials, components or equipment used to produce our vehicles.
•We are dependent on establishing and maintaining relationships with vendors and suppliers necessary for the production of our products and services, a significant number of which are single or limited source suppliers, and effectively managing the risks due to such relationships.
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
•We are highly dependent on the services and reputation of Robert J. Scaringe, our Founder and Chief Executive Officer(“CEO”).
•The unavailability, reduction or elimination of government and economic incentives and credits could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
•We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we apply or are approved for. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
•We are subject to export and import control laws, and non-compliance with such laws can subject us to civil or criminal liability and other serious consequences, which can harm our business.
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

PART I

RIVIAN AUTOMOTIVE, INC.
Item 1. Business

Overview

Rivian is an American automotive technology company that develops and manufactures category-defining electric vehicles as well as vertically integrated technologies and services. Through innovation across its electrical architecture, end-to-end software, autonomous driving platform, artificial intelligence, and propulsion, the Company creates vehicles that excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are manufactured in the United States and are sold directly to consumer and commercial customers. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

We believe our competitive advantage stems from our product and brand differentiation through vertically integrated technologies as well as our direct-to-customer sales and service model. Product performance benefits from the ability to fully control and continually enhance virtually every aspect of our vehicle’s software, digital experience, and driving dynamics. Our in-house autonomy system has been designed with an AI-centric end-to-end approach and leverages the large amount of miles driven by Rivian vehicles for training, enabling the Company to continuously improve the system. We believe our product performance is increasingly being recognized by customers and has helped Rivian earn some of the industry’s most coveted owner experience awards.

Our zonal network architecture and software stack serves as the basis for Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”). The Joint Venture is working to develop industry-leading software-enabled features and capabilities to address global markets and segments across a variety of vehicle platforms.

Interconnected by our AI platform, Rivian unified intelligence underpins our products and suite of software and services including Autonomy+, designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

The Company analyzes the results of the business through two reportable segments, Automotive and Software and Services.

Our Products and Services

Automotive Segment

Consumer Vehicles

We launched our consumer vehicle business with the R1 platform consisting of two vehicles: the R1T, a two-row, five-passenger pickup truck, and the R1S, a three-row, seven-passenger sport utility vehicle (“SUV”).

The R1T and R1S are equipped with Rivian-designed technology including a zonal network architecture, electric powertrains and chassis, the Rivian Autonomy Platform, and digital user experience management via Connect+ which will include Rivian Assistant. These technologies can continuously improve and expand functionality through cloud-enabled over-the-air (“OTA”) updates.

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

R2 is Rivian’s all-new midsize SUV that will deliver a combination of performance, capability and utility in a five-seat package optimized for big adventures and everyday use. The interior is designed for ease-of-use, while being uniquely Rivian through a combination of inviting design and premium, sustainable materials that are easy to clean. We believe R2 and our midsize platform will be foundational to Rivian’s long-term growth and profit potential. We expect R2 to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, the Rivian Autonomy Platform, and electrical architecture. We expect customer deliveries of R2 vehicles to begin in the second quarter of 2026.

RIVIAN AUTOMOTIVE, INC.
R3 is our future midsize crossover that is expected to be tidy on dimensions but delivers big in terms of performance, off-road capability, passenger comfort, and storage. R3X is a performance variant of R3 offering even more dynamic abilities both on and off road. The design of the exterior and interior of R3 are inviting and iconic. R3 demonstrates the scalability of Rivian’s brand across different form factors while continuing to be immediately recognizable.

Commercial Vehicles

We launched the Rivian Commercial Van platform, which underpins the Electric Delivery Van (“EDV”) variant, designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. The Rivian Commercial Van is a long-range, electric commercial step-in van designed for large scale production and deployment in a centrally-managed fleet. Amazon has ordered an initial volume of 100,000 EDVs globally, subject to modification.

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

Automotive Regulatory Credits

We earn tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy, and clean fuel in the United States and Canada. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. As a result of changes to many of the programs governing such tradable credits, our ability to continue earning and selling the corresponding credits is uncertain at this time. For more information on risks related to our ability to sell regulatory credits, see Part I, Item 1A. Risk Factors.

Software and Services Segment

Complementing our vehicles, we provide a suite of value-added software and services which we expect to continue to generate long-term brand loyalty while also creating a recurring revenue stream across the vehicle lifecycle. These services include vehicle electrical architecture and software development services provided by the Joint Venture, Autonomy+, remarketing, vehicle repair and maintenance, charging, software subscriptions, vehicle accessories, financing, insurance, and more, as described below.

•Joint Venture. Rivian and Volkswagen Group have formed an equally-owned joint venture as a separate legal entity to create next-generation electrical architecture and best-in-class software technology. The Joint Venture focuses on software, electronic control units (“ECU’s) design and development, and related network architecture design and development, with Volkswagen Group planning to utilize Rivian’s zonal ECU architecture and software stack across multiple brands. The Joint Venture’s financial results are consolidated within our Software and Services segment, but the Joint Venture is a separate legal entity with its own management and board of directors. See Note 19 "Variable Interest Entities" to our consolidated financial statements included in this Form 10-K for more information.

•Autonomy+. Rivian is designing and developing advanced driver assistance features. In December 2025, we released our Universal Hands Free feature via an OTA update to our R1 Gen 2 customers. This feature significantly expanded our assistive hands-free driving capabilities for customers, going from availability on fewer than 150,000 miles of roads to more than 3.5 million miles of roads in North America. We expect to begin charging a one-time or month-to-month fee for Autonomy+ advanced driver assistance features in consumer vehicles starting in April 2026. Over

RIVIAN AUTOMOTIVE, INC.
the medium-to-long term we expect to add additional advanced features such as point-to-point, eyes-off and eventually personal level 4 capabilities for vehicles with the necessary hardware.

•Remarketing. When purchasing a Rivian, we offer customers the opportunity to trade in their current vehicle. We also sell used Rivian vehicles directly to customers on our website.

•Vehicle Repair and Maintenance. We offer technology-enabled vehicle repair and maintenance experiences for our customers. Our service network consists of physical service centers as well as mobile service vehicles. In addition to the vehicle service network, we work with partner collision centers and other repair and maintenance providers and supply them with the parts they need for work on Rivian vehicles.

•Charging. We design, develop, and manufacture Rivian Adventure Network Direct Current fast chargers which we operate at sites across North America (the “Rivian Adventure Network”). Our solutions are designed to be cost effective and aim to deliver clean energy to our customers while offering a convenient and seamless charging experience. Over 95% of our Rivian Adventure Network is open to non-Rivian EVs, allowing increased utilization of our network.

•Software Subscriptions. Across our consumer and commercial vehicles, we offer value added software subscriptions. All consumer vehicles come standard with connectivity features such as OTA updates, live navigation, remote vehicle commands, and tethering. In addition, we offer Connect+ which brings enhanced media, connectivity, and live security to our Rivian vehicles. Customers can pay a monthly recurring payment or a discounted annual payment for Connect+.

Alongside our commercial vehicles, we offer FleetOS, our proprietary, end-to-end centralized fleet management subscription platform. It encompasses vehicle distribution, service, telematics, software services, charging, connectivity management, advanced driver assistance system and lifecycle management. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data.

•Other Services. We also offer a range of services which we believe create convenience for our customers and allow them to stay within the Rivian ecosystem throughout their purchase and ownership experience. These include our insurance and financing offerings, which are created in conjunction with third parties but offered through the Rivian purchase process. In addition, we operate the Rivian Gear Shop offering customers a range of vehicle and non-vehicle accessories including our adventure gear.

Manufacturing

We currently manufacture the vehicles on our R1 and Rivian Commercial Van platforms at our manufacturing facility in Normal, Illinois (“Normal Factory”) and expect to start customer deliveries of R2 in the second quarter of 2026. The Normal Factory is equipped to produce up to 215,000 vehicles annually when the equipment is operated at full rate and on multiple shifts. The annual installed capacity split is expected to be up to 155,000 R2 vehicles, 85,000 R1 vehicles, and 65,000 Rivian Commercial Van’s, allowing us to optimize production among all three platforms.

We are planning to construct a second manufacturing facility near the city of Social Circle, Georgia (“Stanton Springs North Facility”) to support demand from the United States and international markets with an anticipated capacity to produce 400,000 vehicles annually. We plan to build the plant in two phases, each consisting of 200,000 units of annual capacity. In each phase we expect to produce vehicles on our midsize platform, including the R2 and R3. We expect to begin vertical construction in 2026 and start production on the first manufacturing line in 2028.

Vertical integration is core to our product development and manufacturing processes. We design and develop a variety of components in the vehicle including the electric motors, gearboxes, inverters, battery packs, vehicle electronics, chassis systems, and most recently, the Rivian Autonomy Processor (“RAP1”) which is expected to be included in our vehicles in the future. This vertical integration is expected to continue to allow Rivian to reduce costs in manufacturing our vehicles.

Supply Chain

We work closely with hundreds of suppliers across the globe to procure raw materials and product components to bring our vehicles to market.

RIVIAN AUTOMOTIVE, INC.

Our supplier selection process is based on a wide variety of factors, including technical expertise, product quality, cost, location, and ramp capability. Given the value we place on product performance, many supplier relationships extend beyond the procurement of raw materials and product components to include collaboration on product development, performance improvement and/or cost reduction opportunities. We recently built a 1.2 million-square-foot supplier and logistics park that houses materials and supplies for the Normal Factory and is located just across the street with a direct connector tunnel to our facility. This facility is a key enabler for the R2 launch, designed to drastically reduce 'dock-to-line' lead times and logistics costs.

Our products contain thousands of raw materials and product components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. To mitigate risks related to sole-sourcing, we seek to qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to supply chain disruptions, including carrying buffer inventory levels when possible. Despite these actions, we have faced, and continue to face, various manufacturing-related product component shortages, particularly as suppliers strive to adjust to our dynamic build plan. Given the global nature of our supply chain, we also face risks relating to tariffs and other trade barriers.

Battery raw materials, including lithium, nickel, graphite, and cobalt, represent one of the most vulnerable parts of our supply chain. Similarly, magnet materials, particularly heavy rare earth minerals are currently required for multiple elements of our vehicles, are of limited supply geographically, and have limited supply options as a consequence of the specific requirements of the parts. Timelines for these upstream materials are notably longer and more variable than the downstream supply chain due to factors outside of our control, including permitting under applicable regulations and rules, estimation of capital requirements, reliance on overseas equipment and plant, sufficient infrastructure capacity, intellectual property/know-how concentration, competition for supply, price volatility, and variability between mineral resources which inhibits standardization of production processes and industry specifications. For more information on our access to raw materials, see Part I, Item 1A. Risk Factors.

Seasonality

Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we generally expect delivery volumes of commercial vehicle sales to be less in the final months of the year as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet, which could result in higher finished goods inventory levels during this period. We delivered more EDVs than seasonally typical during the fourth quarter of 2025 as a result of supplier constraints experienced earlier in the year.

Our quarterly and year-to-date revenues also may be influenced by the timing of new product launches and changes in government incentives. For example, during the second half of 2025, we experienced significant fluctuations in consumer demand as a result of the expiration of certain federal EV tax credits on September 30, 2025, which resulted in a pull-forward of deliveries into the third quarter and a corresponding decline in the fourth quarter of 2025.

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

As we participate across the spectrum of the consumer and commercial value chain, our competition extends beyond providers that operate in the capacity of an original equipment manufacturer or dealer. Downstream competitors include a collection of third parties such as vehicle remarketers, vehicle repair and maintenance, charging, and software providers, autonomous vehicle software developers, and traditional fleet management companies.

RIVIAN AUTOMOTIVE, INC.
Across the automotive value chain, we believe we will be in a position to compete effectively because of our product and brand differentiation, our vertically-integrated technology, and our focus on the customer experience, including our direct-to-customer relationships.

Regulatory

Environmental, Health and Safety Matters

Certain of our operations, properties, products, and services are subject to stringent and comprehensive federal, state, and local laws and regulations governing matters related to product safety, environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.

We are also subject to permitting, registration, and other government approval requirements under environmental, health, and safety laws and regulations applicable in the jurisdictions in which we operate, obligating us to obtain permits, registrations, and other government approvals from one or more governmental agencies to conduct our operations and sell our products and services. The requirements vary depending on the location where our regulated activities are conducted.

The following summarizes certain existing environmental, health, and safety laws and regulations applicable to our operations and products. For additional information, see Part I, Item 1A. “Risk Factors.”
Regulations in the United States

•National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations. As a manufacturer of EVs, our vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards”). Under the National Traffic and Motor Vehicle Safety Act, we must certify that our vehicles meet all applicable Safety Standards, as well as the NHTSA bumper standard, or are otherwise exempt from such standards. The categories of Safety Standards that apply to our vehicles include crashworthiness requirements, crash avoidance requirements, and EV requirements. The R1T, R1S, EDV, and Rivian Commercial Van are fully compliant with all such Safety Standards and other NHTSA requirements without the need for any additional exemptions.

We are also required to comply with or demonstrate exemptions from other requirements of federal laws administered by NHTSA, including the Federal Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements. The R1T, R1S, EDV, and Rivian Commercial Van are fully compliant with or exempted from compliance with the foregoing referenced standards. Rivian also has a system in place to ensure compliance with all reporting obligations to NHTSA.

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

•EPA Certificate of Conformity and California Executive Order. The Clean Air Act requires that we obtain both an EPA-issued Certificate of Conformity and a California Air Resources Board-issued Executive Order with respect to emissions for our vehicles, and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The R1T, R1S, EDV, and Rivian Commercial Van (where applicable) have received EPA Certificates of Conformity and California Executive Orders for the applicable model years.

Beginning with model year 2026, additional warranty, durability, and other “zero-emission vehicle (“ZEV”) assurance measures will be required for vehicles certified to Advanced Clean Cars Two (“ACCII”) standards and sold in

RIVIAN AUTOMOTIVE, INC.
California and those states adopting ACCII. Rivian expects to fully comply with these standards even as the Clean Air Act Waiver revocation is being litigated.

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

We also subject our battery packs to selected tests specified in the Society of Automotive Engineers J2464 and J2929 standards, as well as tests defined by other standards and regulatory bodies and Rivian’s own internal tests. These tests evaluate battery function and performance as well as resilience to conditions including immersion, humidity, fire, and other potential hazards. We currently use lithium metal oxide cells in our high voltage battery packs. Our battery packs include certain packaging materials that contain trace amounts of hazardous chemicals whose use, storage, and disposal is regulated under federal and state laws.

If a customer wishes to dispose of a battery pack from one of our vehicles, we will accept the depleted battery without any additional charge.

•Right to Repair. We are subject to certain laws and regulations, e.g., “Right to Repair,” laws, that would require us to provide third-party access to our network and/or vehicle systems.

Emission Credit Programs

As a manufacturer devoted to the design, development, and production of all-electric, battery-powered vehicles, we continue to generate credits from regulatory standards in the United States and Canada where those standards are still in place; however, the potential for both monetizing existing regulatory credit sale agreements and executing new ones has been eliminated or negatively impacted as environmental and efficiency standards are rolled back or the ability to trade has been eliminated.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, delivery, and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. Certain states and jurisdictions permit Rivian to apply for a license and if granted, sell directly to consumers, while others do not. To sell vehicles to residents of states where we do not have a license or are unable to be licensed due to our status as a manufacturer, we must conduct the sale out of state over the internet or telephonically. Rivian has dealer licenses in most of the states where we are permitted to operate, with plans to obtain licenses in additional states.

Automobile Manufacturer Regulation in Canada

Our vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, and we have obtained the required national regulatory certifications to enable sales in Canada. While unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and service, we must obtain the necessary provincial licenses to enable sales and service in each location. We have these licenses in several provinces and are in the process of obtaining the remaining licenses in the other provinces of Canada.

Federal and State Incentives in the United States
Governments and private enterprises provide various incentives to Rivian and purchasers and users of EVs, as well as for technology important to the functioning of EVs. While these tax incentives such as the deductible auto loan interest rate could lower the cost of vehicle ownership or operation, their potential impacts on us depend on the vehicles, purchasers, and

RIVIAN AUTOMOTIVE, INC.
users meeting the relevant qualification requirements. Entities providing these incentives and benefits may end or phase them out with or without notice.

Intellectual Property

Rivian’s intellectual property is a core asset of our company and an important tool to drive value and differentiation in our products and services. We protect, use, and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position, and create shareholder value. Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms, and enforcement mechanisms across domestic and various international jurisdictions to establish and protect intellectual property rights related to our current and future business and operations. While we do not believe that any single piece of intellectual property is individually material to the entirety of our business, our intellectual property is important to our business and operations and development of technologies.

As of December 31, 2025, we held over 1,200 granted patents and registrations worldwide and had over 2,000 patent applications pending with United States and international patent offices. As of December 31, 2025, we held over 2,700 registered trademarks and had over 250 trademark applications pending with United States and international trademark offices, and held 48 registered copyrights and one copyright application pending in United States and international copyright offices.

We pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.

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

Sustainability

At Rivian, our mission extends beyond our products. We’re considering our impact now and as our business expands. This is woven into the fabric of Rivian as we scale — and we can do it while running a successful company. We see the creation of groundbreaking products and services going hand-in-hand with business operations that reflect our values. We are fully invested in accelerating the electrification of transportation by deploying products and solutions that accelerate transformation to an energy grid that is safer, cleaner, and more reliable.

Our current focus on applying sustainable practices across several facets of our business includes the following:

•Vehicles. The choices we make in the design phase of our products including decisions about material selection, form factor, manufacturability, durability, and serviceability have an impact on the overall environmental footprint. We develop life cycle assessments (“LCAs”) for our EVs which help us understand their carbon footprints. These LCAs conform with industry standards (International Organization for Standardization 14040 and 14044) and are reviewed by a third-party expert.

•Sourcing. As Rivian continues to grow, we are taking steps to map our supply chain and advance responsible sourcing practices in line with our Supplier Code of Conduct. We are also focusing on steel, aluminum and battery materials by incorporating standards intended to help protect communities and the environment through membership in various coalitions and industry organizations.

•Circularity. The aim of circularity is to keep materials and products in use as long as possible, ultimately decoupling economic activity from finite resources. Rivian is exploring options to embed circular principles into our business and is pursuing pathways to operationalize circularity that slow consumption of primary materials, reduce waste, and decarbonize our business.

RIVIAN AUTOMOTIVE, INC.
•Transitioning to Carbon-Free Energy. Our aim is to accelerate the amount of carbon-free energy on the nation’s electricity grid so that we can achieve greater system-wide impact and prevent a shift of emissions from tailpipes to power plants. Specifically:

◦Charging. As we expand our charging deployments, we intend to continue finding ways to help drivers accelerate the transition to a carbon-free grid, including by matching 100% of the energy the vehicle consumes with clean energy no matter where the vehicle is charged for the first 10,000 miles of driving and for all charging on the Rivian Adventure Network.

◦Renewable Energy. We are investing in purpose-driven renewable energy projects that seek to positively impact our communities, customers, climate, and industry.

Human Capital

As of December 31, 2025, including the consolidated Joint Venture, we had 15,232 employees across North America and Europe. Our global workforce is comprised of our operations and go-to-market teams that support the production, sale, and service of our vehicles, our engineering and technology teams that are designing and developing future products and services, and our general and administrative teams supporting the business as a whole. We continue to grow our global footprint and seek diverse communities to join us on our adventure.

As a team, we strive to keep the world adventurous forever by attracting the right people to the right roles, harnessing their adventurous spirit, and keeping a safe and inspiring environment as a daily practice. Below are our Compass Values: a set of behaviors that serve as the backbone of Rivian’s organizational culture. Our Compass Values are the foundation of our culture and key to how we work together to pursue and achieve our ambitious goals.

•Ask Why. We lead with curiosity and a determination to continuously improve.

•Stay Open. We invite different ideas, allowing our perspective to change with new information.

•Zoom Out. We see the big picture, aligning our work to collective priorities and our mission.

•Build Together. We are one team – what we’re creating is ambitious and requires all of us working together.

•Over Deliver. We dream big to achieve the impossible for our customers, team and world.

Environment, Health, and Safety (“EHS”)

Creating a safe and inspiring environment is a priority that we expect Rivian employees to uphold in their daily activities. EHS oversight, including sustainability oversight, occurs at the highest level of the Company. The Rivian board of directors reviews, on a quarterly basis, key performance indicators, past EHS accomplishments, and continuous improvement initiatives.

Forever: Philanthropic Activities and Corporate Giving

At Rivian, we strive to leverage our products, platform, and partnerships to help keep the world adventurous forever. Our philanthropic efforts focus on protecting nature, advancing a better energy future, and expanding opportunities for people and communities to thrive. Through the Rivian Foundation—an IRS-registered 501(c)(3) private foundation that began grantmaking in 2024—and Rivian’s own initiatives (collectively referred to as “Forever”), we aim to extend our impact beyond the products we create and the competition they inspire. Together, these efforts aim to advance progress toward building a better future for generations to come.

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

RIVIAN AUTOMOTIVE, INC.
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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our Investor Relations website at https://rivian.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

We have incurred net losses since our inception, including net losses of $5,432 million, $4,746 million, and $3,626 million for the years ended December 31, 2023, 2024 and 2025, respectively. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. Many of these programs have been modified or have been phased out. These changes have affected and, any additional changes could affect, our profitability and have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, we have experienced and will continue to experience cost increases as a result of changes to existing or future tariffs and other trade barriers. If we are unable to mitigate these cost increases, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain and/or reduce costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

RIVIAN AUTOMOTIVE, INC.
As we have rapidly expanded the manufacture, sale, and support of our vehicles, software and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. In addition, tariffs by the United States government and the resulting environment of retaliatory tariffs and other trade barriers have increased, and will continue to increase our production costs. If we are unable to mitigate these increased production costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near Atlanta, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture, software development costs, advanced driver assistance features, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.
We will require additional financings to raise capital to support our business, which may not be available in a timely manner, on terms that are acceptable, or at all.

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays, cutbacks or cancellations in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, tariffs, interest rate changes, and global conflicts or other geopolitical events and any resulting economic uncertainty or global or domestic recession. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In January 2025, the United States Department of Energy (“DOE”) agreed to arrange a multi-draw term loan facility to be provided by the Federal Financing Bank to a Rivian subsidiary under DOE’s Advanced Technology Vehicles Manufacturing Program (the “DOE Loan”). Our ability to receive advances under our DOE Loan is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate or at all. Our existing debt has resulted in, and any additional indebtedness we incur, including under the DOE Loan would result in, increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters. The sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of consumers and maintaining strong demand for our vehicles and the software and services we provide to consumers. In 2026, we are launching the R2 and there is no assurance that we will be able to meet our R2 delivery targets. Any failure to meet our delivery targets could adversely affect our business, prospects, financial condition, results of operations, and cash flows. To support demand generation, we are in the process of growing our capabilities, such as expanding our spaces, expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. Additionally, we have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these capabilities on a timely

RIVIAN AUTOMOTIVE, INC.
basis or to their full potential or that we will achieve the expected benefits. If, for any reason, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, software or services, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions, increases in interest rates, increased tariffs, economic uncertainty and global or domestic recession, changes to or rollback of government incentives, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs. We have less financial resources than more established competitors to withstand changes in the market and disruptions in demand. Reduced EV segment demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established competitors.

The automotive and value added software and services markets in which we operate are highly competitive, and we may not be successful in competing in these markets.

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

We also compete with numerous and varied competitors for our software and services, including those who have much greater financial, technical, marketing, and industry experience than we have, and who may devote greater resources to their respective products and services than we may be able to devote to our competing products and services.

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

Our future growth is dependent on the demand for, and upon customers’ willingness to adopt EVs, and even if EVs become more mainstream, customers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing

RIVIAN AUTOMOTIVE, INC.
incentives, prices of raw materials and components, cost of energy, and governmental regulations, including incentives, tariffs, import regulation, and taxes.

The market for new alternative energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. Other factors that may influence the adoption of alternative fuel vehicles, and specifically EVs, include:

•perceptions about EV quality, safety, design, performance, value and cost and about EV safety in general, in particular safety issues that may be attributed to the use of advanced technology;
•range anxiety, including the decline of an EV’s range resulting from deterioration over time in the battery’s usable capacity, the quality, reliability, and availability of service and charging stations for EVs, and the costs and challenges of installing home charging equipment, and perceptions about the cost and availability of alternative energy, including the capacity and reliability of the electric grid;
•the availability of new alternative energy vehicles and competition, including from other types of alternative fuel vehicles, plug-in hybrid EVs, and high fuel-economy internal combustion engine (“ICE”) vehicles;
•the environmental consciousness of consumers, and the availability of tax and other governmental incentives to purchase and operate EVs and future regulations requiring increased use of nonpolluting vehicles;
•changes in the price of gasoline or other petroleum-based fuel;
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

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models, technologies, products, software and services to meet rapidly evolving consumer expectations. To meet these expectations and evolving areas of market demand, we plan to introduce new EV models, variants and technologies, including our mid-sized platform, with R2 being the first variant. Furthermore, our growth strategy depends, in part, on our ability to successfully introduce and market new products and services, such as financing, insurance, vehicle repair and maintenance, charging solutions, vehicle resale, as well as software for consumers, such as Connect+ and Autonomy+, and fleet management for commercial customers. Our ability to achieve or maintain profitability will depend on our ability to fund and successfully design, manufacture, introduce, and market new vehicle models, products and services that attract a sufficient number of customers.

If the production and delivery of new models, variants, or technologies are delayed or reduced, if they are not manufactured in line with cost and volume targets, or if new models, variants, technologies or our product and services do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, economic conditions, regulatory or other political

RIVIAN AUTOMOTIVE, INC.
developments, including tariffs and other trade barriers, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenues and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, variants, or technologies, such as R2, may have a negative impact on our revenues in the near-term if customers decide to not purchase available vehicles in anticipation of new EV models, variants or technologies, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand. We expect to continue to use a substantial amount of capital for research and development, vehicle repair and maintenance service, and sales and marketing. If we experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business. There can be no assurances that any additional capital needed will be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. We have experienced delays in delivery and our production ramp has taken longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. There can be no assurance that any future planned shutdown will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. Any production disruptions, including as a result of any component shortages due to tariffs or other trade barriers, construction delays or delays in the manufacture or delivery of our vehicles could materially damage our reputation, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

In conjunction with the expansion of our Normal Factory and the planned construction of our Stanton Springs North Facility and the launch of future products and services, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the EDVs, and other commercial products and our ability to develop and manufacture the R2 in the near future, are and will be subject to risks, including with respect to:

•our ability to expand operations at our Normal Factory and future facilities;
•construction of our Stanton Springs North Facility, including potential problems or delays in the construction or operationalizing of the facility;
•securing in a timely manner necessary raw materials, supplies, and components that meet our quality standards, including raw materials or components subject to China’s or other countries’ export control requirements regarding certain materials, including rare earth materials;
•our ability to negotiate and execute definitive licenses and agreements, and maintain arrangements on reasonable terms, with our various suppliers for equipment, raw materials, hardware, software, or services necessary to engineer or manufacture components of our vehicles;
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

RIVIAN AUTOMOTIVE, INC.
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

We must continue to develop complex software and hardware in coordination with the Joint Venture and our other vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated on a timely basis or at all, or perform effectively once integrated.

Our operations, vehicles and information technology (“IT”) systems use a substantial amount of complex in-house and third-party software and hardware. The continued development and integration of such advanced technologies are inherently complex and requires us to coordinate with our vendors and suppliers to reach mass production for our vehicles. As a result of the Joint Venture, we no longer develop, update, improve and maintain certain software in-house, and instead rely primarily on the services of the Joint Venture for those operations. If the Joint Venture or our other vendors or suppliers fail to provide such services to us in a timely and sufficient manner or at all, we may not be able to integrate the necessary software and hardware into our products and services, operations or IT systems. Our potential inability to develop and integrate the necessary software and hardware may materially interrupt our business and our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

In addition, if the software that the Joint Venture or any of our other vendors or suppliers develop and provide to us does not conform to its specifications or otherwise contains any errors, bugs, vulnerabilities, or design defects, our products and services, operations or IT systems may not function properly and our business may be exposed to liability for loss of life or injury, products liability, lost profits, loss of reputation, loss of customers, government or regulatory scrutiny or other adverse outcomes, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Defects and errors can be revealed over time and our control over the performance of the Joint Venture’s services and other vendor or supplier services and systems to remedy such defects or errors may be limited.

We rely on vendors and suppliers to develop a number of emerging technologies for use in our products and services, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that our vendors and suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our vendors and suppliers, we could experience delays in delivering our products and services on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In November 2024, we entered into a transaction agreement with Volkswagen AG and its affiliates (“Volkswagen Group”) to establish a new joint venture (the “Joint Venture”) focusing on vehicle electrical architecture and software development services. A significant portion of our software and services revenues has been from Volkswagen Group. Volkswagen US-Holdings, Inc. (formerly known as Volkswagen International America Inc), a wholly-owned subsidiary of Volkswagen AG, beneficially owns shares of our capital stock representing 11.5% of our voting power as of December 31, 2025. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will

RIVIAN AUTOMOTIVE, INC.
achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Further, the Joint Venture will be our primary development partner for vehicle electrical architecture and software development services. If the Joint Venture is unable to produce software of the quality necessary to meet the demands of our vehicles, or on timelines necessary to meet such demands, our ability to sell vehicles could be impacted, which may result in our business being materially harmed. This risk may be further compounded if the electrical architecture and software developed by the Joint Venture does not operate correctly or contains errors, bugs, vulnerabilities, or design defects. See “―Our operations, IT systems, products and services rely on software and hardware that is highly technical, and from time to time can contain errors, bugs, vulnerabilities, or design defects. If we are unsuccessful in identifying, addressing or mitigating technical limitations in our operations, IT systems, products and services, our business could be adversely affected”.

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

RIVIAN AUTOMOTIVE, INC.
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

We have entered into and may from time to time consider entering into additional strategic alliances, including joint ventures, minority equity investments, strategic commercial arrangements or other transactions, with various third parties to further our business purpose. However, there are no assurances that we will be able to identify or secure suitable alliances in the future or that we will be able to maintain such alliances, which could impair our overall growth. If we announce any proposed strategic alliance, but are unable to close such proposed transaction, we may suffer negative publicity and it may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, these alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

We have experienced, and could experience in the future, cost increases and disruptions in supply of raw materials, components or equipment used to produce our vehicles.

We incur significant costs related to procuring raw materials, components and equipment required to manufacture and assemble our vehicles. The prices we pay for these raw materials fluctuate depending on factors often beyond our control, including market conditions, inflation, changes in interest rates, market prices of key commodities, regulatory requirements, and global demand for these materials, and could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Changes in business or economic conditions, governmental regulations, currency fluctuations, increased United States tariffs, non-United States retaliatory tariffs and non-tariff trade barriers including export restrictions in supplier countries, shortages in raw materials, and changes in geopolitical conditions, and other factors beyond our control or that we do not presently anticipate could result in significant increases in freight charges and raw material and component costs which could significantly impact our ability to receive raw materials or components. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. Substantial increases in the prices for our raw materials or components and increased costs due to changing regulatory requirements have increased, and could continue to increase, our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Shortages and delays in the supply of certain raw materials, components and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in, and may in the future result in, higher costs. If our suppliers experience substantial financial

RIVIAN AUTOMOTIVE, INC.
difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure raw materials, components and equipment remain available. A number of our suppliers have notified us of potential supply chain impact due to tariffs and other trade barriers. Our renegotiation with such suppliers to address such tariffs and trade barriers has resulted in, and may, in the future, result in increased costs. If we are unsuccessful in such renegotiation, or if any of our suppliers experience continued business disruptions as a result of such tariffs or trade barriers, we may experience disruptions and delays. The delay or unavailability of any raw material, component, or equipment or supplier disruption has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

We are dependent on establishing and maintaining relationships with vendors and suppliers necessary for the production of our products and services, a significant number of which are single or limited source suppliers, and effectively managing the risks due to such relationships.

Our success is dependent upon our ability to enter into vendor and supplier agreements and build and maintain our relationships with vendors and suppliers who are critical and necessary to the production of our products and services . The vendor and supplier agreements we have, and may enter into with vendors and suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our vendors and suppliers, including litigation to enforce such vendor and supplier agreements, which would adversely affect our ability to obtain services, raw materials and components from such vendors and suppliers. If our vendors and suppliers become unable or unwilling to provide, or experience delays in providing, services, raw materials or components, or if the vendor and supplier agreements we have in place are terminated, or if any such litigation to enforce such agreements is not resolved in our favor, it may be difficult or impossible to find replacement services or components at a reasonable cost in a timely manner. For example, a number of our suppliers have notified us of potential supply chain impact due to tariffs and other trade barriers, which has resulted in our experiencing delays and increased costs, and which has resulted in and may in the future result in legal disputes and negotiations. Moreover, as we implement product and services upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with vendors and suppliers related to changes in current vendor and supplier contracts. In addition, if we terminate any vendor or supplier agreements we may be subject to cancellation or other settlement costs.

Additionally, our EVs contain thousands of components that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of components we have requested from a particular supplier due to supplier allocation decisions that are outside our control. We may not be able to establish alternate supplier relationships for any component shortages or obtain or engineer replacement components for any single source components, or we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us, including as a result of tariffs and other trade barriers. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps

RIVIAN AUTOMOTIVE, INC.
to insource certain components, supply arrangements with current or future suppliers (with respect to other components offered by such suppliers) may be available on less favorable terms or not at all.

If we do not enter into long-term supply agreements with guaranteed pricing for our raw materials or components, or if those long-term supply agreements are not honored by our suppliers, we may be exposed to fluctuations in prices of raw materials or components. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Increasing the announced or expected prices of our vehicles in response to increased costs has previously been viewed negatively by our potential customers, and any future attempts to increase prices could have similar results, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenues and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

We are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, we or our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, we or our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in deliveries and revenues. In addition, lead times for raw materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for and availability of each raw material and component at a given time. If we fail to order or receive sufficient quantities of raw material or components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Tariffs and other trade barriers have had, and may continue to have, an adverse impact on our ability to accurately predict our manufacturing requirements which has had and could continue to have an adverse impact on our ability to receive raw materials and components, costs and production.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow the Company, we may not be able to produce, market, service and sell (or lease) our vehicles, software and services successfully.

As the Company grows, including to support the launch of R2, we plan to grow our go-to-market, sales, and service operations and invest in new technologies, development and manufacturing capabilities, which will require hiring, retaining and training new skilled and qualified personnel, controlling expenses and investments, efficiently and effectively expanding operational capabilities, implementing IT systems that enable scaling manufacturing and operations, expanding existing and establishing new facilities, and growing administrative infrastructure, systems, and processes. In connection with any expansion of existing facilities and any newly acquired or constructed facilities we will need to manage regulatory requirements and permits, labor issues and costs, and obtain and maintain the necessary support of local, state, federal or international politicians or other policymakers and special interest groups. Our future operating results depend largely on our ability to manage this expansion and growth successfully, including addressing any new markets and potentially unforeseen challenges as they arise, and any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

A significant portion of our automotive revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC, which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 12.7% of our voting power as of December 31, 2025.

RIVIAN AUTOMOTIVE, INC.
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

In addition, Dr. Scaringe is a trustee of the Rivian Foundation and is Chairman of the Boards of Also, Inc. and Mind Robotics, Inc. and Mind Robotics, LLC (“Mind Robotics”). Dr. Scaringe’s positions with the Rivian Foundation, Also, Inc. and Mind Robotics may give rise to fiduciary or other duties in conflict with the duties he owes to us. Furthermore, Dr. Scaringe may have additional duties, and may devote a substantial amount of time serving, as a trustee of the Rivian Foundation and as a director of Also, Inc. and Mind Robotics, which may compete with his ability to devote a sufficient amount of attention toward his obligations to us, or to day-to-day activities of our business.

We may be unable to offer attractive financing and leasing options to vehicle purchasers, which would adversely affect demand and expose us to financial risks.

We offer financing and leasing arrangements for our vehicles through financial institutions. We have an exclusive relationship with one financial institution for leasing in the United States. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and features of new vehicles. Lower than expected market values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining residual values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program. In addition, recent governmental and regulatory actions have repealed and, in some cases, restricted availability of certain tax credits to our leasing customers. These changes and further adverse change in the future availability of certain tax credits to our leasing customers may have a negative impact on the demand for our vehicles.

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

The automobile industry is intensely competitive. Many of our current and potential competitors have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do, which makes it more difficult for us to attract new customers and requires us to make greater investments in brand marketing, growth marketing, advertising, and physical infrastructure to support these efforts. If our marketing efforts are not effective in generating demand or if we do not maintain a strong brand, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, such as production delays and price increases, whether or not such incidents are our fault, we have in the past and could in the future be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm customer perceptions and confidence in the Rivian brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing, other partners (whether or not such publicity is related to their collaboration with us) or investors. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products and services. In addition, from time to time, our products and services may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect customer perception about our products and services.

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

Our distribution model is different from the predominant current distribution model for automobile manufacturers and is subject to regulatory limitations on our ability to sell, lease and service vehicles directly, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

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

As a manufacturer engaged in sales directly to consumers, we face regulatory limitations on and legal challenges to our ability to sell, lease and service vehicles directly, which could materially and adversely affect our ability to sell and lease our vehicles.

RIVIAN AUTOMOTIVE, INC.
Many states have laws that may be interpreted to impose limitations on this direct-to-consumer sales model for manufacturers. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators or to own or operate our own service centers. As a result, we may not be able to sell, finance, or lease directly to customers in each state in the United States or provide service from a location in every state. In addition, decisions by regulators permitting us to sell or lease vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. Dealer associations have also resorted to lawsuits in state courts to challenge our ability to obtain dealer licenses and operate directly. We have and may continue to initiate legal action against such states that prohibit direct sales or leases, which may be protracted and expensive, and the results are difficult to predict. For customers residing in states in which we will not be allowed to sell, lease, or deliver vehicles, we must generally conduct the sale or lease out of the state over the internet or telephonically and may have to arrange alternate methods of delivery of vehicles. These arrangements could add significant complexity, and as a result, costs, to our business. Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. While we have analyzed the principal laws in several countries relating to our distribution model and believe we comply with such laws, the laws in this area can be complex, difficult to interpret and may change over time, and thus require ongoing review. Further, we have not performed a complete analysis of all jurisdictions in which we may sell vehicles. Limitations on our ability to sell, lease and service vehicles directly, and related uncertainties and complexities subject us to substantial risk and could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Our operations, IT systems, products and services rely on software and hardware that is highly technical, and from time to time can contain errors, bugs, vulnerabilities, or design defects. If we are unsuccessful in identifying, addressing or mitigating technical limitations in our operations, IT systems, products and services, our business could be adversely affected.

Our operations, IT systems, products and services rely on software and hardware that is highly technical and complex and will require modification and updates and/or replacement over the life of our product and services and our operations and IT systems. In addition, our operations, IT systems, products and services depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our operations and IT systems are subject to certain technical limitations that may compromise our ability to meet our objectives, and our software and hardware can contain errors, bugs, vulnerabilities, or design defects. Some errors, bugs, vulnerabilities, or design defects inherently are difficult to detect and, in some cases, are only discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our operations, IT systems and products and services effectively and rapidly, such efforts may not be timely, effective or may hamper our business operations, including production.

As a result of the Joint Venture, we are dependent on the Joint Venture to develop, update, improve and maintain certain software. There is a risk that when we deploy updates to software developed by the Joint Venture, other vendors or by us (whether to address issues, deliver new features or make desired modifications), our IT systems and over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software. In such cases,

RIVIAN AUTOMOTIVE, INC.
the software within our IT systems and products and services may be, and have been subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed. In addition, given that the Joint Venture is not fully controlled by us, we cannot guarantee that the Joint Venture will promptly and sufficiently address vulnerabilities or other issues in our products and services or prioritize those issues over the needs of the Joint Venture or Volkswagen Group.

If we or our vendors and suppliers are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our products and services, or fail to deploy updates to our products and services properly, we would suffer damage to our reputation, loss of customers, loss of revenues or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Demand for our products and services will depend in part upon the availability of a charging infrastructure. We continue to deploy our Rivian Adventure Network, which consists of DC fast charging stations in the United States. We market our ability to provide our customers with comprehensive charging solutions, including the Rivian Adventure Network, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. While the prevalence of charging stations generally has been increasing, charging station locations remain less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure and concerns around reliability. Although we have expanded and intend to continue to expand our charging networks throughout the United States and eventually in other countries, with a focus on strategically deploying our charging stations in those regions with the highest concentration of current and potential customers, major interstates as well as targeted destination areas, we may be unable to expand the Rivian Adventure Network as fast as we intend or as the public expects, or to place the charging stations in places our customers believe to be optimal. We have limited experience in the actual provision of our charging solutions, including third-party charging networks, to customers and providing these services is subject to challenges, which include:

•charging station performance, reliability, safety and security issues;
•the logistics, including any delays or disruptions, of rolling out and supporting our Rivian Adventure Network and teams in appropriate areas;
•successful integration with, and continued access to, third-party charging networks;
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

The future of the National Electric Vehicle Infrastructure Formula Program, which began to expand the network of electric vehicle charging stations nationwide, continues to remain uncertain. The continued uncertainty could delay funding under the National Electric Vehicle Infrastructure Formula Program and thus delay deployment of charging infrastructure, impacting consumer confidence and demand for EVs.

Should sufficient charging infrastructure be delayed in materializing, or not materialize at all, customer confidence in EVs could be negatively impacted, which could, in turn, negatively impact sales and profits for EV manufacturers. In addition, if we do not realize the benefits of our charging networks and to the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

RIVIAN AUTOMOTIVE, INC.
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

RIVIAN AUTOMOTIVE, INC.
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

Any unavailability, reduction or elimination of government and economic incentives, including tax credits, because of policy or legislative changes, phase outs or other reasons, may have a negative impact on demand for EVs, including our vehicles. Additionally, federal, state, and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and EVs have been available in the past, many programs have been modified, challenged or phased out. There is no guarantee that any incentive programs will be available in the future and the cessation and modification of these programs could have an adverse impact on demand for EVs, including our vehicles. Consequently, the reduced availability of and uncertainty related to government and economic incentives, including tax credits, and our ability and that of our customers and competitors to benefit from these credits and incentives, has had and could continue to have an adverse effect our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives, including regulatory credits, for which we apply or are approved for. As a result, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

From time to time we apply for, have received and may in the future receive, federal and state grants, loans, and/or tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel, and EVs and related technologies. We anticipate that, in the future, there may be new opportunities for us to apply for additional grants, loans and other incentives from the United States, state, and foreign governments while at the same time, some programs and opportunities may be eliminated. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and various levels of approval of our applications to participate in such programs. The application process for these funds and other incentives is often highly competitive. There can be no assurance that we will be successful in obtaining any of these additional grants, loans, and other incentives and, even if we are approved to receive these funds or incentives, there can be no assurances that the full amount, or any amount, of these funds or incentives will be disbursed to us. For example, our ability to receive advances under our loan agreement with the DOE is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate, or at all. If we are not able to receive advances under our loan agreement with the DOE or are not successful in obtaining any other additional grants, loans and other incentives from governments and we are unable to find alternative sources of funding to meet our planned capital needs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

RIVIAN AUTOMOTIVE, INC.
In addition, we have earned tradable credits in the operation of our business under various regulations related to EVs, renewable energy and clean fuel. We have contracted to sell these credits to other regulated entities for their use of these credits to comply with emission standards, renewable energy procurement standards and other regulatory requirements. However, many of these programs have been modified, challenged or phased out. As such, the future of such programs, and our ability to continue to earn and sell credits, is uncertain at this time. As a result of such changes, our ability to earn and sell such credits has been impeded, which has had, and could continue to have, an adverse effect on our business, prospects, financial condition, results of operations, and cash flows in the future.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and if rates increase or continue to remain relatively high it could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Higher interest rates result in increased market rates for new vehicle financing and vehicle insurance premiums, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. If consumer interest rates increase or remain relatively high, or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles and demand for our vehicles could be negatively impacted, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

We have been and will become subject to product liability claims, including as a result of our advanced driver assistance capabilities, which could have a material and adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The automobile industry experiences an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our products and services do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions resulting in personal injury or death. As a recent entrant to the automotive market, our risks in this area are particularly pronounced. A successful

RIVIAN AUTOMOTIVE, INC.
product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products, services and business and inhibit or prevent commercialization of other future vehicle models, which would have a material adverse effect on our reputation, business, prospects, financial condition, results of operations, or cash flows. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, could have a material adverse effect on our reputation and business, prospects, financial condition, results of operations, and cash flows. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

We face risks associated with establishing and maintaining international operations, including unfavorable regulatory, political, currency, tax, and labor conditions, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales, in select markets in Canada and Europe, and eventual expansion into other international markets. We have established and expect to continue to establish international operations and subsidiaries that are subject to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have very limited experience to date selling or leasing and servicing our vehicles, products and services internationally and international expansion requires us to make significant expenditures in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles, products and services, including:

•complex and unfavorable regulatory, political, economic, legal and labor conditions;
•conforming our vehicles, products and services to various international regulatory requirements where our vehicles, products and services are sold and serviced, which requirements may change over time;
•difficulties in establishing, staffing and managing foreign operations;
•difficulties establishing relationships with, or disruption in the supply chain from, international suppliers;
•difficulties attracting customers in new jurisdictions;
•adverse tax consequences;
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
•difficulties protecting or procuring intellectual property rights;
•military conflicts, geopolitical tensions, political instability, economic sanctions, incidents of terrorism or responses to these events, pandemics or natural disasters; and
•the strength of international economies.

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

RIVIAN AUTOMOTIVE, INC.

In addition, Dr. Scaringe serves as a trustee of the Rivian Foundation and is Chairman of the Boards of Also, Inc. and Mind Robotics, Rivian’s Chief Financial Officer (“CFO”), Claire McDonough, serves as Treasurer of the Rivian Foundation and serves on the board of the Joint Venture and Rivian’s Chief Administrative Officer, Michael Callahan, serves on the board of Mind Robotics. Further, certain of our key employees are also employed by the Joint Venture and/or serve on the board of the Joint Venture. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us and which could divert their attention and create, or appear to create, potential conflicts with the allocation of such employees’ time between Rivian and the Joint Venture.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for employees to belong to a union, which can result in the loss of a direct relationship with our employees, higher employee costs, operational restrictions and an increased risk of disruption to operations. If any of our employees decide to join or seek recognition to form a labor union, if we are required to become a union signatory, or as we engage to finalize negotiations with any such union, we could be subject to risks, including substantial distraction from our business, potential work slowdowns or stoppages, delays and increased human capital related costs. We may also directly and indirectly depend upon other companies with unionized work forces, such as suppliers, construction contractors, and trucking and freight companies, and work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

RIVIAN AUTOMOTIVE, INC.

Our financial results may vary significantly from period to period due to fluctuations in our product demand, production levels, operating costs, working capital, capital expenditures and other factors.

We expect our period-to-period financial results to vary based on our product demand and operating costs, which we anticipate will fluctuate as we continue to design, develop, and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, and sales and service facilities and develop and market new software and services. Additionally, our revenues from period to period may fluctuate as our understanding of and ability to address different markets grows and evolves, we adjust volumes, pricing, and add new product variants based on market demand and margin opportunities, and develop and introduce new or existing EVs, software and services to new markets. Our production levels also depend on our ability to efficiently and cost-effectively obtain raw materials and components from our suppliers, the effective operation of our manufacturing facilities, our ability to expand our production capacity at the Normal Factory and eventually at our Stanton Springs North Facility, and our ability to timely deliver finished vehicles to customers. Additionally, our revenues from period to period may fluctuate due to seasonality. Our period-to-period results of operations may also fluctuate because of other factors, including labor availability and costs for hourly and management personnel, profitability of our products and services, changes in interest rates, impairment of long-lived assets, economic conditions, both nationally and locally, negative publicity relating to our products and services, changes in the regulatory or political environment, changes in consumer preferences and competitive conditions, investment in new production capacity and expansion to new markets, opening new service centers and spaces, and increasing our sales and marketing activities. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Significant variation in our quarterly performance could significantly and adversely affect the trading price of our Class A common stock.

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

As of December 31, 2025, our total principal amount of our outstanding indebtedness was $4.5 billion. As of December 31, 2025, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $195 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $6.6 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the Facility’s maturity to April 2030 from April 2028. In June 2025, we refinanced our existing senior secured floating rate notes due October 2026 by issuing $1.3 billion aggregate principal amount of 10% senior secured green notes due January 2031 (“2031 Green Secured Notes”). The indenture governing the 2031 Green Secured Notes also permits us to incur borrowings under our DOE Loan. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

RIVIAN AUTOMOTIVE, INC.
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

Noteholders of our Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will have sufficient cash available to repurchase the Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

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

We contract with third parties to provide certain products and services to our customers, including vehicle financing, leasing, insurance, collision repair, roadside assistance, service part processing, service visit alternative transportation, tires, windshields, and 12V battery replacement. Although we carefully select our vendors and suppliers, we cannot control their actions and our vendors and suppliers have not always performed as we expect. If our vendors or suppliers fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ or suppliers’ ability to serve us and our customers. One or more of our vendors or suppliers have in the past experienced and may in the future experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of vendors and suppliers represents an inherent risk to us that could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Certain of our principal stockholders and their affiliates are engaged in similar business activities to those conducted by us, may engage in commercial transactions with us, and currently or in the future may invest in or otherwise hold securities of businesses that compete directly or indirectly with us. For example, an affiliate of Amazon.com, Inc., which through another affiliate is also one of our principal stockholders, has placed an order with us, subject to modification, for 100,000 vehicles. We have entered into a joint venture with Volkswagen Group and Volkswagen Group has committed to additional equity investments, subject to certain conditions, including the achievement of certain milestones and obtaining regulatory clearances. Amazon or Volkswagen Group could influence matters requiring stockholder approval, including any potential change of control transaction, regardless of whether or not other stockholders believe that a potential transaction is in our best interest. In turn this may deter third parties from seeking to acquire us. These relationships also may give rise to conflicts of interest or create the appearance thereof, and such stockholders may take action or vote their shares other ways which could adversely impact us or our other stockholders, and may impact other companies’ perception of us as a potential partner, including the willingness of such other companies to order our commercial vehicles. Our relationship with Amazon could influence our perceived ability, or create the appearance of such influence, to negotiate potential future commercial agreements with Amazon, to allocate our limited resources in how we prioritize the delivery of and support for Amazon vehicles relative to our other vehicle models, and to pursue other commercial customers who may be competitors to Amazon. In addition, Volkswagen Group may have investments in or otherwise hold securities of businesses that compete directly or indirectly with us, or may in the future, which could become a conflict of interest or create the appearance thereof.

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

RIVIAN AUTOMOTIVE, INC.
Confidential Information with our business partners. Threats to our, our partners’ and our vendors and suppliers’ Technology Systems are increasingly diverse and sophisticated and we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our Technology Systems and Confidential Information.

Malicious actors, including sophisticated nation-state and nation-state supported actors, engage in intrusions and attacks that create risks for our and our vendors and suppliers’ Technology Systems, vehicles, products and services and the information they store and process, including malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, and ransomware attacks. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, insufficient security measures or controls, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our Technology Systems or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted.

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

If we fail to comply with federal, state, and foreign laws relating to privacy, data, and data security, we may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We receive, store, handle, transmit, use and otherwise process Confidential Information. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we may be subject to state privacy laws such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (together the “CCPA”), as well as other privacy statutes that have been enacted in a number of other states. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of Personal Information and there remains interest at the

RIVIAN AUTOMOTIVE, INC.
federal level as well, reflecting a trend toward more stringent privacy legislation in the United States. In addition, in 2024 the National Security Division of the U.S. Department of Justice issued a new rule known as the “Data Security Program” related to the transfer of “bulk U.S. sensitive personal data” and “government related data” to “countries of concern” or “covered persons” (as defined in the rule) which is new, complex, and has yet to be enforced, but imposes stringent obligations on companies within its scope.

As we expand globally, we face additional legal and regulatory requirements that may impose substantial operational and compliance burdens. The laws and regulations of other jurisdictions may restrict the collection, storage, transmission, and exchange of data across jurisdictions, which could impose additional and substantial operational, financial, administrative, and compliance burdens on us. For example, in the European Economic Area (“EEA”) and the UK, the European Union General Data Protection Regulation (the “EU GDPR”) and the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 and the U.K. Data (Use and Access) Act 2025 (collectively, the “U.K. GDPR”) (the EU GDPR and U.K. GDPR together referred to as the “GDPR”) regulate certain data processing. The GDPR imposes comprehensive data privacy compliance obligations in relation to the collection, processing, sharing, disclosure, transfer and other use of Personal Information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of Personal Information out of the EEA and the UK. Additionally, the GDPR requires organizations to enter into contractual arrangements when engaging service providers to process Personal Information on their behalf, or when jointly determining the purposes and means of processing Personal Information with another entity. In addition, in the EU, the EU Data Act (the “Data Act”) came into force in January 2024 and applies to certain connected products and related services. As we expand into Europe, we may become subject to the Data Act, which could impose obligations on us in relation to some of our products and services. These laws and regulations may impact our ability to retain customers, maintain our competitive edge by developing proprietary product ecosystems, require additional compliance measures and changes to our operations and processes, and/or result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or may become applicable to our business, such as the EU ePrivacy Directive, the UK Privacy and Electronic Communications Regulations, the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. These may in the future result in claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

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

RIVIAN AUTOMOTIVE, INC.
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

Our use of AI Technologies may not be beneficial to our business, and may result in the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from harm to individuals or the violation of laws or regulations or contracts to which we are a party

Our roadmap integrates machine learning, artificial intelligence, and automated decision making (together, “AI Technologies”) in our products and business. However, in recent years use of these AI Technologies has come under increased regulatory scrutiny. Already, certain existing legal regimes (e.g., relating to data privacy and consumer protection) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in the future.

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

In particular, if the models underlying our AI Technologies or AI Technologies we use in our business are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from harm to individuals or the violation of laws or contracts to which we are a party.
New laws, guidance, and/or decisions in this area could provide a new regulatory framework that will require us to adjust or that may limit our ability to use our existing machine learning and artificial intelligence models and require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services, and any actual or perceived non-compliance with new laws, guidance or decisions could subject us to the risk of claims. For example, in August 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and established a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU.

Any unauthorized control or manipulation of our vehicles’ systems could result in a loss of confidence in us and our vehicles and harm our business.

Our vehicles contain complex technology systems. For example, our vehicles are outfitted with built-in data connectivity to install periodic remote updates to improve or update the functionality of our vehicles. We have implemented cryptographic technologies to deliver updates securely from Rivian, including a hardware security module to verify the integrity of vehicle software by using cryptographic hashes. We have designed, implemented, and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our Technology Systems and our vehicles and intend to implement additional security measures as necessary. However, hackers and other malicious actors may attempt in the future to gain unauthorized access to modify, alter, and use networks, vehicle software and our systems to gain control of, or to change, our vehicles’ software or to gain access to data stored in or generated by the vehicle. Errors and vulnerabilities, including zero

RIVIAN AUTOMOTIVE, INC.
days, in our Technology Systems will be probed by third parties and could be identified and exploited in the future, and our remediation efforts may not be timely or successful. Any unauthorized access to or control of our vehicles or their systems or any unauthorized access to or loss of data could result in risks to our customers, unsafe driving conditions, or failure of our systems, any of which could result in interruptions in our business, regulatory investigations, legal claims or proceedings which may or may not result in our favor and could subject us to significant liability and expense. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked” and lack appropriate safety controls, could negatively affect our brand and harm our business, prospects, financial condition, results of operations, and cash flows.

We utilize third-party service providers to support our products, services and business operations and any errors, disruption, performance problems, delays or failure in their or our products, services and business operations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and identify opportunities for cost-saving preventative maintenance. The availability and effectiveness of these products and services depend on the continued effective operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Third-party services have been and may be subject to errors, disruptions, security issues, or other performance deficiencies. In addition, if third party services are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices or at all, our business can be negatively impacted in a number of ways, including in errors or defects in our products and services, failure of our products and services which could adversely affect the experience of our customers, our reputation, and brand, exposure to legal or contractual liability, an increase in our expenses, and interruption in our ability to manage our operations, all of which may take significant time and resources, increase our costs, and could adversely affect our business prospects, financial condition, results of operations, and cash flows. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

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

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trademark, trade secret (including our business know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from attempting to copy, reverse engineer or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe, misappropriate or otherwise violate our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation or other violations may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Moreover, patent law in the United States continues to evolve, including in relation to what constitutes a patentable invention. It remains uncertain whether an invention conceived with the assistance of AI Technologies is patentable, and the contours of patentability for software-implemented inventions remains in flux. As a result, our patented inventions may later be found to be unpatentable, and our pending or future patent applications may be more costly to prosecute, result in issued patents with narrower scope than desired, or may not result in issued patents at all. In addition, patent, trademark, trade secret and other intellectual property laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues, which would adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

RIVIAN AUTOMOTIVE, INC.
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

We use open-source software in connection with the development and deployment of our products and services, and we expect to continue to use open-source software in the future. Companies that use open-source software in connection with their products and services have, from time to time, faced claims challenging the use of open-source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms, and we may be required to purchase a costly license or cease offering the implicated products or services unless and until we can reengineer them to avoid infringement, which may be a costly and time-consuming process, and we may not be able to complete the reengineering process successfully. Some open-source software licenses may require source code for proprietary software containing or linked to open-source software to be publicly disclosed in source code form under the same open-source license if the proprietary software is distributed. In such cases, the open-source software license may also restrict us from charging fees to licensees for their use of our software. While we monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur or could be claimed to have occurred, in part because open-source license terms are often ambiguous and have generally not been interpreted by United States or foreign courts. In addition, failure to comply with Company policies on information technology and intellectual property may create a risk of public disclosure of confidential, proprietary, or sensitive information, such as source code or business plans, when using certain publicly available or open-source software programs that train their models with information provided by users, such as generative artificial intelligence or other software utilizing learning models. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

RIVIAN AUTOMOTIVE, INC.
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

We are subject to export and import control laws, and non-compliance with such laws can subject us to civil or criminal liability and other serious consequences, which can harm our business.

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

In addition, changes to our products or services, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or services or, in some cases, prevent the export or import of our products and services to certain countries, governments or persons altogether. For example, China's changes to its export control requirements on certain materials, including rare earth minerals have caused, and could continue to cause, impact on our ability to receive raw materials and components, costs and production. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services, as well decreasing our ability to export or market our products and services to potential customers. Any decreased use of our products and services or limitation on our ability to export or market our products and services, or ability to receive raw materials and components, could adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

RIVIAN AUTOMOTIVE, INC.
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

Our vehicles, software and services and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. Regulations could be enacted at any time, or interpreted, changed, modified, rescinded, or applied adversely to us, including as a result of elections, and judicial rulings, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, there is uncertainty regarding the impact of legislative, legal and regulatory changes and interpretations with respect to the EV industry and government funding, incentives, tax credits, regulatory credits and tariffs, and environmental law relevant to the EV industry, which could have a material adverse effect on our business, results of operations or financial condition. In particular, we face risks associated with changes to regulations related to the EV industry and alternative energy, such as:

•the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an EV;
•new or increased federal or state EV fees could discourage consumer demand for EVs;
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
•changes in regulations relating to advanced driver assistance technology could require us to modify our advanced driver assistance hardware and related software systems; and
•future rulemaking or rescission of existing rules, findings and law governing clean vehicle standards, could reduce new business opportunities, harm us competitively and impact our ability to earn and sell regulatory credits.

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

In addition, any future prolonged government shutdown could have a negative impact on our business. Such a shutdown could disrupt our supply chain, delay required government approvals and inspections, restrict our ability to access capital markets, and negatively impact consumer and investor confidence, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

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

RIVIAN AUTOMOTIVE, INC.

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other construction and operating permits from federal, state and local government entities. While we currently have all the permits necessary to carry out and perform our current plans and operations at our Normal Factory, expansion of our operations at our Normal Factory and construction and operations at our Stanton Springs North Facility will require additional permits, approvals, certifications, and licenses. Delays, legal challenges by project opponents, denials or restrictions of any applications or assignment of any permits, approvals, certifications, and licenses, whether for our current facilities or any future facility, such as spaces, service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

The R2 Normal Factory expansion and construction of the Stanton Springs North Facility will require substantial capital and numerous federal, state, and local permits. In addition, the projects require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete either project. Any significant problems or additional delays in the R2 Normal Factory expansion or the construction of the Stanton Springs North Facility or in bringing our manufacturing facilities to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles, potentially resulting in a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

We are subject to various environmental, health, and safety laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial, and/or local environmental, health, and safety laws and regulations, including laws relating to the use, handling, storage, and disposal of, and human exposure to, hazardous materials. Environmental, health, and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental, health, and safety laws, which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. These laws can give rise to liability for administrative oversight costs, cleanup costs, monitoring costs, property damage, bodily injury, and fines and penalties. Compliance with environmental, health and safety laws and regulations could also lead to increased costs, including remediation of any discovered issues, and changes to our operations, which may be significant, and failures to comply could result in significant expenses, delays, substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

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

RIVIAN AUTOMOTIVE, INC.
and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the United States Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption laws are interpreted broadly and prohibit companies and their officers, directors, employees, agents, contractors and other business partners from corruptly offering, promising, authorizing or providing anything of value to recipients in the public or private sector for the purposes of influencing decisions, obtaining or retaining business or otherwise obtaining favorable treatment. Our policies and procedures are designed to comply with these regulations but may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such conduct.

Non-compliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, and administrative, civil, and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We are subject to various litigation matters from time to time, the outcome of which has had and in the future could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022, three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its initial public offering (“IPO”) underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. In October 2025, the parties reached a preliminary settlement of these consolidated matters, subject to court approval. Securities litigation, and other related matters such as governmental or regulatory investigations, has had and in the future could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. See Part I, Item 3 “Legal Proceedings.”

Changes in tax laws and the application of such laws may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulation, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In particular, elections could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, vendors and suppliers. For example, governments may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of new minimum taxes or surtaxes on certain types of income. To the extent that such changes occur and have a negative impact on us, our customers, vendors and suppliers, including as a result of related uncertainty, these changes could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Scrutiny and changing requirements, attitudes or expectations from global regulators, our investors, consumers, employees and other stakeholders with respect to our environment, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies across many industries are facing scrutiny related to their ESG practices and reporting. Global regulators, investors, consumers, employees and other stakeholders have focused on ESG practices and placed importance on the implications and social cost of their investments, purchases, and other interactions with companies. In addition, there could be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. We may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) or other disclosure requirements on multiple sustainability topics, including climate change, resource use, workforce, human rights, supply chain, and business conduct. These requirements may not always be uniform across jurisdictions, and the timing and reporting requirements continue to evolve, which may result in increased complexity and cost for compliance and penalties for failure to comply with such requirements. In addition, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated costs. Many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks. We may at times engage in voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments, and any such initiatives or achievements of such commitments may be costly. Our ability to achieve our commitments, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Implementing and achieving our commitments and other initiatives may also result in increased costs in our supply chain and business operations. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulators, investor, consumer, employee or other stakeholder expectations on ESG matters, could adversely affect our reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further, softening of ESG support among some stakeholders and government institutions and we could be criticized by some for the scope or nature of our ESG initiatives or commitments or for any revisions to these initiatives or commitments. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment) or consumers or business partners (such as boycotts or negative publicity campaigns) targeting the Company that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach in the field to identifying, measuring, and reporting on many ESG matters. Our processes and controls to identify, measure, and report on ESG metrics may change to reflect evolving methodologies, frameworks, protocols, standards, or other requirements, internal controls, and data availability and quality. This may require us to incur significant costs and may impact our ESG initiatives, including reported progress on, and ability to

RIVIAN AUTOMOTIVE, INC.
achieve, any of our goals, either on an initial timeline or at all. Furthermore, if our competitors’ ESG performance is perceived to be greater than ours, including performance on third-party benchmarks and scores used by certain market participants, potential or current investors or customers may elect to invest or do business with our competitors instead.

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
•failure of securities analysts to maintain coverage of Rivian, changes in financial estimates or ratings by any securities analysts who follow Rivian or our failure to meet these estimates or the expectations of analysts or investors;
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
•changes in our capital structure, such as future issuances of debt , equity or equity-linked securities, including, but not limited to, Volkswagen Group’s proposed additional equity investments in us;
•short sales, hedging and other derivative transactions involving our capital stock, including by holders of our 2029 Green Convertible Notes or 2030 Green Convertible Notes that employ a convertible arbitrage strategy with respect to such notes;
•anticipated conversions of the 2029 Green Convertible Notes and 2030 Green Convertible Notes into shares of Class A common stock;
•other events or factors, including those resulting from war, military conflicts, geopolitical tensions, political instability, economic sanctions, incidents of terrorism or responses to these events, pandemics or natural disasters; and
•the other factors described in this Part I Item 1A. “Risk Factors”.

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

RIVIAN AUTOMOTIVE, INC.

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 30.8% of the voting power of our outstanding capital stock as of December 31, 2025 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 3.8% of the voting power of our outstanding capital stock but 1.1% of the total shares of common stock outstanding as of December 31, 2025. Pursuant to the terms of our Restated Certificate of Incorporation, in November 2026, on the five-year anniversary of the closing of our IPO, all issued and outstanding shares of Class B common stock will automatically convert into an equivalent number of shares of Class A common stock.

In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. Certain index providers exclude companies with multiple class share structures in certain of their indices. As a result, our dual class capital structure makes us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected. Our dual class structure will terminate in November 2026 on the five-year anniversary of the closing of our IPO.

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

As of December 31, 2025, all of our directors and executive officers and other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of December 31, 2025, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 89 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

Further, in March 2025, we paid 2024 bonus awards in the form of RSUs, which vested immediately upon grant in an aggregate amount of $47 million. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the

RIVIAN AUTOMOTIVE, INC.
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

Our restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition. These provisions include:

•a dual class structure (which will terminate in November 2026 on the five-year anniversary of the closing of our IPO);
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

RIVIAN AUTOMOTIVE, INC.
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

Our restated certificate of incorporation provides that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the exclusive forum (or if such court does not have subject matter jurisdiction, the federal district court of the State of Delaware) for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. This provision would not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder has sought, and in the future other stockholders may seek, to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instances, we have vigorously asserted, and in the future would expect to vigorously assert, the validity and enforceability of our exclusive forum provisions.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our

RIVIAN AUTOMOTIVE, INC.
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

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters, and the acute physical effects of climate change, which may include more frequent or severe storms, hurricanes, floods, droughts, heatwaves, and wildfires, and other similar events. For example, we have offices and a significant number of employees in California, a region known for seismic activity and wildfire risk. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, software and services, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. In certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. If a new health epidemic, pandemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility, and other financial impacts. Any prolonged disruption of operations at our facilities or our vendors’ or suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, including due to climate change, a health epidemic, pandemic or similar outbreak, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

Our insurance strategy may not be adequate to protect us from all business risks.

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary in the market and in our industry and available in the current insurance market. We place our insurance coverage with financially sound carriers per AM Best, a credit rating agency for the insurance industry, and in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention and coverage. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific loss. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Coverage for a risk may not be certain and subject to insurers’ reservation of rights based on notable terms, conditions, and/or exclusions. For example, we have sought insurance coverage in connection with litigation or other legal proceedings. Certain of our carriers have issued denials of coverage and reservations of rights in connection with currently-pending litigation and may do so with respect to future claims, litigation or other legal proceedings. In addition, the insurance market for advanced driver assistance capabilities is evolving, with some insurers taking more restrictive coverage positions for software as a service and advanced driver assistance related exposures. We are currently involved in, and in the future may be involved in, legal disputes regarding insurance coverage and we may incur additional costs to defend these legal disputes. Losses that are not covered by insurance may be substantial and/or unpredictable and may adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us, such as product recall insurance, or, if available, may be at a significantly higher cost, such as earthquake insurance, based on insurance market conditions, our specific industry, and/or a change in our risk profile. This may require a

RIVIAN AUTOMOTIVE, INC.
change in our insurance purchasing philosophy and strategy, which can result in the assumption of greater risks to offset insurance market fluctuations. In addition, while we may require our vendors and suppliers to maintain insurance, we have no control over the adequacy of their insurance, and their vendors, suppliers and/or subcontractors insurance, nor their insurers’ financial ability to pay claims, including any contingent business interruption claim from a direct or indirect loss to Rivian from vendor or supplier downtime.

General business and economic conditions could reduce our orders and sales, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our business and results of operations are subject to global economic conditions and their impact on customer discretionary spending. Some factors that may negatively influence customer spending include high levels of unemployment, higher customer debt levels, declines in asset values and related market uncertainty, sustained inflation, fluctuating interest rates and credit availability, availability of vehicle financing, fluctuating fuel and other energy costs, and national and global geo-political and economic uncertainty. In addition, the tariffs by the United States government and environment of retaliatory tariffs and other trade barriers, the resulting economic uncertainty, and any subsequent global or domestic recession, would have a negative impact on our business, prospects, financial condition, results of operations, and cash flows. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms, and wildfires, public health crises, political crises, such as terrorist attacks, war, or other political instability, or other unexpected events, and such events could also disrupt our operations, internet, or mobile networks or the operations of one or more of our third-party suppliers or providers. Specifically, difficult economic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence could have a material adverse effect on the demand for our vehicles and more broadly on the automotive industry. Recently, certain automobile manufacturers have announced delays, cutbacks, or cancellations in EV production plans as a result of these and other factors impacting the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options, increase use of public and mass transportation options or may choose to keep their existing vehicles, and cancel reservations.

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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. We have in the past identified, and may in the future identify, material weaknesses. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or in the aggregate constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected. There can be no assurance that the measures we have taken to date, or any actions we may take in the future, will be effective in preventing or mitigating potential future material weaknesses. If we are then unable to remediate the material weaknesses in a timely manner, this may negatively impact the public perception of the Company and cause investors to lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our Class A common stock, harm our ability to raise capital on favorable terms, or at all, in the future, and subject us to litigation or investigations by regulatory authorities, which could require additional financial and management resources or otherwise have a negative impact on our financial condition.

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

RIVIAN AUTOMOTIVE, INC.
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

The cybersecurity risk management program’s design aligns with industry standard cybersecurity frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and is integrated into our overall enterprise risk management program and processes. This does not imply that we meet any particular technical standards, specifications, or requirements— only that we use the NIST CSF and other frameworks as guides to help us assess and manage our cybersecurity program with the purpose of identifying and managing cybersecurity risks relevant to our business.

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

RIVIAN AUTOMOTIVE, INC.
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

Our audit committee of the board of directors is responsible for oversight of cybersecurity risks. The audit committee is informed about the activities of the cybersecurity risk program and cybersecurity risks and threats through periodic, and as necessary, updates presented by the CISO or delegates. Further, the board of directors receive presentations on cybersecurity topics from our CISO, internal security staff, or external experts as part of the board of directors’ continuing education on topics that impact public companies.

While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations, or cash flows. For more information regarding the risks we face from cybersecurity threats, refer to the heading “Breaches in data security, failure of Technology Systems, cyber attacks or other security or privacy-related incidents affecting us or our vendors and suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows and subject us to legal or regulatory fines or damages.” included in Part I, Item 1A. “Risk Factors” included in this Form 10-K.

Item 2. Properties

Rivian’s Headquarters are in Southern California. Our principal facilities include leased and owned properties in the United States, Canada, and Europe that are used for engineering, research and development, design, customer engagement, sales, service, and administrative activities. We own an approximately 7.5 million square foot manufacturing facility in Normal, Illinois (the “Normal Factory”) with the capacity to produce up to 215,000 vehicles annually. Our footprint also includes leased and owned property for service, delivery, sales, and the Rivian Adventure Network.

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

These matters also include the following:

•Between March 7, 2022 and April 19, 2022, three alleged stockholders (the “Plaintiffs”) filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s IPO underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al, 22-cv-01524-JLS-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023. On March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are

RIVIAN AUTOMOTIVE, INC.
meritless. On October 23, 2025 the parties signed a Stipulation of Settlement and plaintiffs filed a Motion for Preliminary Approval of the settlement. The Court issued its Order granting preliminary approval of the proposed settlement on December 18, 2025.

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated August 6, 2025 the action is stayed through February 27, 2026. Between December 9 and December 21, 2025, three additional alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Case No. 2025-1424-MTZ) and the US District Court, Central District of California (Case Nos. 8:25-cv-2819 and 8:25-cv-2820). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees.

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

•On January 8, 2026, an alleged stockholder filed a derivative lawsuit, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Case No. 2026-0029-MTZ). The lawsuit alleges claims for purported breach of fiduciary duties and seeks unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees.

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

Holders

As of January 29, 2026, there were approximately 119 shareholders of record of our Class A common stock and one shareholder of record of our Class B common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of our Class A common stock is held in “street name” by brokers, banks, and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Our operations are generally conducted through our subsidiaries, and accordingly, our ability to pay dividends to our stockholders will be dependent on the earnings and distributions of funds from these subsidiaries. Covenants in the ABL Facility and the indenture governing the 2031 Green Secured Notes are material restrictions on the ability of certain of our subsidiaries to pay dividends to Rivian Automotive, Inc., and we may enter into credit agreements or other borrowing arrangements in the future that restrict our ability to declare or pay cash dividends or make distributions in the future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects, and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments and applicable law.

Use of Proceeds From Our IPO

On November 15, 2021, we completed our IPO. The net proceeds to us from the IPO were $13.5 billion, after deducting the underwriting discount and commissions of approximately $185 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259992), as amended, which was declared effective by the SEC on November 9, 2021.

There was no material change in the use of proceeds from our IPO as described in our final prospectus. As of December 31, 2025, we have used all of the net proceeds from our IPO.

Stock Performance Graph

The following stock performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended (“Securities Act”).

The graph below compares the cumulative monthly stockholder return on our Class A common stock with the cumulative monthly total return on the Nasdaq Composite Index and the MSCI ACWI Automobiles and Components Index. The graph

RIVIAN AUTOMOTIVE, INC.
below assumes an initial investment of $100 at the market close on November 10, 2021, which is the first day our Class A common stock began trading.
The following table summarizes stock performance graph data points in dollars.

	Base Period	Fiscal Quarters
	Nov 10	Q4	Q2	Q4	Q2	Q4	Q2	Q4	Q2	Q4
	2021	2021	2022	2022	2023	2023	2024	2024	2025	2025
Rivian	$100	$103	$26	$18	$17	$23	$13	$13	$14	$20
NASDAQ Composite	$100	$100	$71	$68	$88	$96	$114	$124	$130	$149
MSCI ACWI Automobiles and Components[1]	$100	$97	$68	$53	$78	$77	$72	$95	$85	$108

1 In prior years, we utilized the Nasdaq OMX Global Automotive Index as our industry benchmark. As this index was discontinued in January 2025, we have selected MSCI ACWI Automobiles and Components as a comparable replacement index.

Item 6. [ Reserved ]

RIVIAN AUTOMOTIVE, INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Annual Report on Form 10-K (“Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The discussion of our financial condition and results of operations for the year ended December 31, 2023 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Rivian is an American automotive technology company that develops and manufactures category-defining electric vehicles as well as vertically integrated technologies and services. Through innovation across its electrical architecture, end-to-end software, autonomous driving platform, artificial intelligence, and propulsion, the Company creates vehicles that excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are manufactured in the United States and are sold directly to consumer and commercial customers. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

We believe our competitive advantage stems from our product and brand differentiation through vertically integrated technologies as well as our direct-to-customer sales and service model. Product performance benefits from the ability to fully control and continually enhance virtually every aspect of our vehicle’s software, digital experience, and driving dynamics. Our in-house autonomy system has been designed with an AI-centric end-to-end approach and leverages the large amount of miles driven by Rivian vehicles for training, enabling the Company to continuously improve the system. We believe our product performance is increasingly being recognized by customers and has helped Rivian earn some of the industry’s most coveted owner experience awards.

Our zonal network architecture and software stack serves as the basis for Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”). The Joint Venture is working to develop industry-leading software-enabled features and capabilities to address global markets and segments across a variety of vehicle platforms.

Interconnected by our AI platform, Rivian unified intelligence underpins our products and suite of software and services including Autonomy+, designed to deliver fast-paced innovation cycles, structural cost advantages, and exceptional customer experiences.

We analyze the results of the business through two reportable segments, Automotive and Software and Services.

Additional information about our business, reportable segments, and products and services is included in Part I, Item 1. “Business”. During the year ended December 31, 2025, we produced 42,284 vehicles and delivered 42,247 vehicles.

Factors Affecting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•Ability to Develop and Launch New Offerings. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle markets. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including R2. Customers can make reservations for the R2 with a cancellable and fully refundable deposit of $100, and we expect customer deliveries of the R2 to begin in the second quarter of 2026. We believe R2 will be foundational to Rivian’s long-term growth and profit potential, positioning Rivian to address new, global market segments and designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect R2 to benefit from the key vertically integrated technologies developed for R1

RIVIAN AUTOMOTIVE, INC.
including our software stack, propulsion technology, network architecture, and vehicle electronics, and the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. We continue to develop value-added technologies that enhance our customers’ experience including our autonomy platform, which we believe represent an advantage to Rivian. Our future financial performance will also depend on our ability to offer software and services that profitably deliver an intuitive, seamless, and compelling customer experience.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new customers in the consumer and commercial vehicle markets. We have invested heavily in developing our ecosystem and plan to continue to do so. We currently have low brand awareness but expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns. To support demand generation, we have implemented new capabilities, such as expanding our retail customer engagement spaces (“spaces”) and demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we may need to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In late September and early October 2025, we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually in preparation for the first customer deliveries of the R2 expected in the second quarter of 2026. Significant capital expenditures were required to support the integration of R2 into our Normal Factory, and our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit.

Achieving cost reductions requires, among other things, a timely launch and associated ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, and pursuing opportunities to drive down warranty costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and overall profitability.

•Ability to Drive Adoption of our Software and Services. Software and services are a key part of our growth strategy. We offer a variety of software and services, including vehicle electrical architecture and software development services, advanced driver assistance capabilities, sales of vehicle trade-ins (“remarketing”), vehicle repair and maintenance, charging, software subscriptions, vehicle accessories, financing, insurance, and FleetOS solutions that we believe will grow our revenues additive to vehicle sales. We continue to develop value-added technologies that enhance our customers’ experience including our autonomy platform, which we believe represent an advantage to Rivian. In 2024 we began offering Connect+, a subscription-based streaming and connectivity service, and we expect to offer Autonomy+, a premium expansion of automated driver assistance support, in the future. As we increase our base of Rivian customers and expand our software and services portfolio, including through partnerships or other opportunities, we expect our customers to expand their usage of our software and services offerings over the full lifecycle of their vehicle ownership. We believe the software and services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, thereby improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver a broad combination of performance, utility, and capability, as well as software and services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we have made substantial investments in our facilities, including recent upgrades to our Normal Factory to support the integration of R2, and we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience

RIVIAN AUTOMOTIVE, INC.
manufacturing shutdowns and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In September 2025, we held a groundbreaking ceremony at our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), which we expect to begin constructing in 2026 to support production of our midsize platform (“MSP”). Any delays in the timing or execution of this investment could have an adverse impact on our prospects, financial condition, results of operations, and cash flows, and it could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of raw materials and product components from our suppliers, the majority of which are single-source providers. Any inability or unwillingness of our suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue experiencing cost fluctuations and disruptions in supply of raw materials and product components, including as a result of the imposition of tariffs and other trade barriers. Additionally, we have received claims from our suppliers related to contract, production plan, and other changes for which we have incurred payment obligations, and we could incur similar obligations in the future. See Note 16 “Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K for more information on supplier claims. To further develop and manage supply chain resilience, we have constructed a supplier park at our Normal Factory, which is expected to reduce shipping, logistics, and warehousing costs, as well as improve overall production efficiency and speed. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

•Ability to Grow in New Geographies. We plan to invest in international operations and grow our business outside of our existing operations. We believe we are well-positioned for future international expansion within the consumer and commercial vehicle markets due to the highly flexible, modular nature of our platforms, our digital-first approach, and our product development expertise.

Any future international expansion has significant associated investment requirements, such as capital spending related to manufacturing, delivery, and service infrastructure, as well as charging networks and personnel. International expansion is also subject to a variety of risks, including local competition, multilingual customer support and servicing, delivery logistics, and compliance with foreign laws and regulations related to vehicle sales, data privacy, financing, taxes, labor and employment, and foreign exchange. Should we be unable to expand internationally, our ability to successfully scale our business may be limited, with potential negative consequences for our financial condition, results of operations, and cash flows.

•Ability to Maintain Our Culture, Attract and Retain Talent, and Scale Our Team. We believe our culture has been a key contributor to the positive response from our customers, and our mission promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel. If we are unable to retain or hire key personnel, our business and competitive position may be harmed, resulting in an adverse impact to our prospects, financial condition, results of operations, and cash flows.

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

•Government Incentives. There are various governmental policies, grants, loans, and other incentives, including regulatory credits, designed to increase electric vehicle (“EV”) adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. While certain such incentives, such as 30D and 45W tax credits for EV purchases or leases acquired after September 30, 2025 have been modified, challenged, or phased out, other incentives, such as the 45X tax credit for domestic battery production, remain available. Additionally, we have entered into a loan facility with the DOE, an amended Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County,

RIVIAN AUTOMOTIVE, INC.
Newton County and Walton County to support our Stanton Springs North Facility, and a REV Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity to support the expansion of our Normal Factory. United States federal government incentives are subject to change by Congress and the presidential administration. Any reduction or elimination of relevant incentives, or our failure to meet eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. This has impacted vehicle financing affordability for customers and may influence customers’ buying decisions toward less expensive vehicles or may cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially during periods of elevated inflation, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Components of Operating Results

We expect to incur significant operating costs and expenses that will impact our future profitability, including raw material procurement costs, servicing and warranty costs as we expand our car parc, research and development (“R&D”) expenses as we develop and introduce new vehicles, software, and services and improve our existing vehicles and services, additional operating costs and expenses for production ramp-up, selling and distribution expenses as we increase demand for our vehicles and services, and general and administrative expenses as we scale our operations, as well as capital expenditures in the expansion of our manufacturing footprint and operations, and debt servicing costs. Our ability to become profitable in the future will depend on our ability not only to successfully market and sell our vehicles, software, and services at prices we establish, but also to appropriately control costs and realize economies of scale.

Automotive

Revenues and Cost of revenues

The majority of our Automotive revenues is derived from sales of consumer and commercial electric vehicles, as well as the sale of regulatory credits generated by the production and sale of electric vehicles. The majority of our Automotive cost of revenues is driven by direct materials and personnel expenses, including salaries, wages, bonuses, stock-based compensation, benefits, and employment taxes; manufacturing overhead (e.g., depreciation of machinery and tooling); shipping and logistics costs; and reserves, including for estimated warranty costs and adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”). Automotive cost of revenues benefits from reductions resulting from the generation of manufacturing-related refundable tax credits.

Software and Services

Revenues and Cost of revenues

The majority of our Software and Services revenues is derived from services provided by Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”) to further develop, customize, and enhance Rivian’s vehicle electrical architecture and software technology for use in future vehicle programs, as well as remarketing and vehicle repair and maintenance services. The majority of our Software and Services cost of revenues is driven by direct materials (e.g., remarketing vehicles) and personnel expenses, including stock-based compensation.

Operating expenses

Research and development

Research and development (R&D”) cost consists primarily of expenses incurred for the development of our vehicles and related technologies. These expenses include personnel expenses for teams in engineering and research including cash incentives and stock-based compensation, prototyping expenses, consulting and contractor expenses, software expenses, data services, including hosting, storage, and compute, and allocation of indirect expenses.

RIVIAN AUTOMOTIVE, INC.
Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of personnel costs for employees in our sales, service, facilities, corporate, executive, finance, and other administrative functions, as well as outside professional services, including legal, accounting, and audit services. Personnel expenses include selling commissions and stock-based compensation. SG&A expenses also include allocated facilities expenses such as utilities, rent, and depreciation, and other general corporate expenses such as travel, recruiting, and marketing expenses, as well as taxes and insurance.

Other income (expense), net

Other income (expense), net consists primarily of non-operating expenses and income such as interest expense, amortization of debt discounts and issuance costs, and other gains or losses associated with our debt financing arrangements, as well as interest income earned on investments. Rivian’s share of profit or loss, and gains or losses with respect to equity method investments, as well as certain types of shareholder litigation, are also included.

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

	Years Ended December 31,
	2023	2024	2025
Automotive	$4,132	$4,486	$3,830
Software and services	302	484	1,557
Total revenues	4,434	4,970	5,387
Automotive	6,150	5,693	4,262
Software and services	314	477	981
Total cost of revenues	6,464	6,170	5,243
Gross (loss) profit	(2,030)	(1,200)	144
Operating expenses
Research and development	1,995	1,613	1,668
Selling, general, and administrative	1,714	1,876	2,061
Total operating expenses	3,709	3,489	3,729
Loss from operations	(5,739)	(4,689)	(3,585)
Interest income	522	385	293
Interest expense	(220)	(318)	(274)
Loss on convertible notes, net	—	(112)	—
Other income (expense), net	6	(7)	(54)
Loss before income taxes	(5,431)	(4,741)	(3,620)
Provision for income taxes	(1)	(5)	(6)
Net loss	(5,432)	(4,746)	(3,626)
Less: Net income attributable to noncontrolling interest	—	1	20
Net loss attributable to common stockholders	$(5,432)	$(4,747)	$(3,646)

Production volume	57,232	49,476	42,284
Delivery volume	50,122	51,579	42,247

RIVIAN AUTOMOTIVE, INC.

Comparison of the years ended December 31, 2024 and 2025

Automotive

Revenues

	Years Ended December 31,		2024 vs 2025 Change
(in millions, except delivery volume)	2024	2025	$	%
Revenues	$4,486	$3,830	(656)	(15)%

Delivery volume	51,579	42,247	(9,332)	(18)%

Automotive revenues decreased for the year ended December 31, 2025, primarily resulting from a decrease in deliveries of 9,332 vehicles, due in part to the expiration of 45W tax credits after September 30, 2025, as well as a decrease in sales of automotive regulatory credits, partially offset by higher average selling prices and a higher mix of R1 deliveries. The increase in average selling prices was driven by a consumer shift towards higher performance variants along with a decline in discounting.

Cost of revenues and Gross (loss) profit

	Years Ended December 31,		2024 vs 2025 Change
(in millions, except production and delivery volume)	2024	2025	$	%
Cost of revenues	$5,693	$4,262	$(1,431)	(25)%
Gross (loss) profit	$(1,207)	$(432)	$775	(64)%

Production volume	49,476	42,284	(7,192)	(15)%
Delivery volume	51,579	42,247	(9,332)	(18)%

For the year ended December 31, 2025, Automotive cost of revenues included $484 million of depreciation and amortization expense and $43 million of stock-based compensation expense. The year-over-year decrease in Automotive cost of revenues was primarily due to fewer vehicles being produced and delivered, as well as reductions in the cost of raw materials, product components, and conversion costs, resulting in part from the cost of revenue efficiency initiatives and accelerated depreciation that occurred during the prior year.

Automotive gross profit losses improved for the year ended December 31, 2025, primarily due to the higher average selling prices and reductions in the cost per vehicle noted above.

The current global economic landscape presents significant uncertainty, particularly regarding evolving trade regulation, governmental policies, tariffs, and the overall impact these items have on consumer sentiment and demand. These factors have impacted and could continue to impact our global supply chain, material costs and access, and market dynamics. While in the short term we may experience higher conversion costs, lower overhead absorption, and increased warranty expenses as we ramp R2 production and increase our car parc with customer deliveries expected to begin in the second quarter of 2026, in the long term we expect automotive gross profit losses to continue improving over time through the expected margin profile of R2, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

RIVIAN AUTOMOTIVE, INC.
Effective May 3, 2025, the United States government adjusted tariffs on imported automobile parts under Section 232 of the Trade Expansion Act of 1962, imposing a 25% tariff on many parts but allowing for tariff offset credits for manufacturers with domestic vehicle assembly. The credits are based upon 3.75% of Manufacturer's Suggested Retail Price of United States vehicles produced from April 3, 2025 to April 30, 2030. In October 2025, we received our license to apply tariff offsets through April 30, 2026, and we expect to qualify for additional tariff offsets from May 1, 2026 through April 30, 2030. While we also are subject to tariffs on imported materials containing steel, aluminum, and graphite, as well as reciprocal tariffs from time to time, our ability to self-certify components in United States vehicle manufacturing as of November 1, 2025 allows us to utilize our 232 Automotive tariff offset to eliminate many of these tariffs. We have experienced and could continue to experience increases to our cost of revenues as a result of tariffs.

Software and Services

Revenues

	Years Ended December 31,		2024 vs 2025 Change
(in millions)	2024	2025	$	%
Revenues	$484	$1,557	1,073	222%

Software and services revenues increased significantly for the year ended December 31, 2025 primarily due to an increase in vehicle electrical architecture and software development services, as well as increases in remarketing sales and vehicle repair and maintenance services.

Cost of revenues and Gross (loss) profit

	Years Ended December 31,		2024 vs 2025 Change
(in millions)	2024	2025	$	%
Cost of revenues	$477	$981	$504	106%
Gross profit	$7	$576	$569	nm

For the year ended December 31, 2025, software and services cost of revenues included $9 million of depreciation and amortization expense and $68 million of stock-based compensation expense. The increase in software and services cost of revenues primarily resulted from increases in vehicle electrical architecture and software development services, remarketing sales, and vehicle repair and maintenance services.

The increase in software and services gross profit for the year ended December 31, 2025 primarily resulted from the increase in vehicle electrical architecture and software development services provided by the Joint Venture, as well as the increases in vehicle repair and maintenance services and remarketing sales noted above. In the short term we expect software and services gross profit to continue increasing over time as we continue providing vehicle electrical architecture and software development services and remarketing, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as Autonomy+, Connect+, and FleetOS. While in the long term we expect these factors to result in continued increases in software and services gross profit, we may experience a reduction during 2028 upon the expected satisfaction of the Joint Venture’s combined performance obligation to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in the customer’s future vehicle programs.

Research and development

	Years Ended December 31,		2024 vs 2025 Change
(in millions)	2024	2025	$	%
Research and development	$1,613	$1,668	$55	3%

For the year ended December 31, 2025, R&D expense included $72 million of depreciation and amortization expense and $306 million of stock-based compensation. While R&D expense is relatively unchanged year-over-year, there were increases in engineering, design, and development costs, prototyping costs, and software expenses to support our R2 launch and AI and autonomy initiatives. These increases were offset by a decrease in payroll and related expenses and stock-based compensation expenses resulting from the cost of services provided to Volkswagen AG and its affiliates (“Volkswagen Group”) by the Joint Venture being recorded in cost of revenues for the year ended December 31, 2025. The decrease in

RIVIAN AUTOMOTIVE, INC.
stock-based compensation expenses also resulted from awards that were not outstanding during the year ended December 31, 2025, partially offset by an increase in the total amount of accrued stock-based bonus incentives.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing.

Selling, general, and administrative

	Years Ended December 31,		2024 vs 2025 Change
(in millions)	2024	2025	$	%
Selling, general, and administrative	$1,876	$2,061	$185	10%

For the year ended December 31, 2025, SG&A expenses included $221 million of depreciation and amortization expense and $324 million of stock-based compensation expense. SG&A expenses increased as a result of expanding our go-to-market operations and footprint, including higher payroll and related expenses primarily driven by increased headcount, stock-based compensation expenses primarily attributable to an increase in the total amount of accrued stock-based bonus incentives, and facilities expenses.

We plan to make continued investments in our facilities, go-to-market operations, retail customer engagement spaces, and technology infrastructure for our future operations.

Other expense, net

	Years Ended December 31,		2024 vs 2025 Change
(in millions)	2024	2025	$	%
Interest income	$385	$293	$(92)	(24)%
Interest expense	$(318)	$(274)	$44	(14)%
Loss on convertible notes, net	$(112)	$—	$112	nm
Other expense, net	$(7)	$(54)	$(47)	671%

Interest income decreased for the year ended December 31, 2025 primarily due to lower interest rates on invested capital and lower average balances of cash and cash equivalents.

Interest expense decreased for the year ended December 31, 2025 primarily due to reduced interest rates resulting from the refinancing of the 2026 Notes into the 2031 Green Secured Notes in June 2025. Additionally, the unsecured convertible promissory note due June 2026 (“2026 Convertible Note”) was converted in December 2024 and accordingly, no loss was recorded during the year ended December 31, 2025. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

Other expense, net increased for the year ended December 31, 2025 primarily due to $186 million of expense recorded for the settlement of securities class action litigation, net of expected insurance recoveries, which was partially offset by the cumulative gain on our equity method investment in Also, Inc. (refer to Note 16 “Commitments and Contingencies” and Note 2 "Equity Method Investments" to our consolidated financial statements included in this Form 10-K for more information).

Provision for income taxes

As of December 31, 2024 and 2025, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, net deferred tax assets were fully offset by a valuation allowance.

RIVIAN AUTOMOTIVE, INC.
Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities, including in our IPO, and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2024	December 31, 2025
Cash and cash equivalents	$5,294	$3,579
Short-term investments	2,406	2,503
Availability under ABL Facility	1,363	506
Total liquidity	$9,063	$6,588

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

ABL Facility

On April 8, 2025, we entered into an amendment of the credit agreement governing the senior secured asset-based revolving credit facility (“ABL Facility”) to (i) extend the maturity date to April 8, 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit funding commitments under the Department of Energy loan described below, and (iii) amend certain other covenants. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

Rivian and Volkswagen Group Technologies, LLC

In connection with the formation of the Joint Venture, we entered into an investment agreement (“Investment Agreement”) with Volkswagen Group for additional equity investments in Rivian, including an investment pursuant to the achievement of the Financial Milestone defined in the Investment Agreement. As of March 31, 2025, the Financial Milestone was achieved, and on June 30, 2025 we received $1 billion in exchange for approximately 52 million shares at a price of $14.56 per share. See Note 1 "Presentation and Nature of Operations" to our consolidated financial statements included in this Form 10-K for more information. We expect to receive up to an additional $2.5 billion from Volkswagen Group, comprised of (i) $1.5 billion in equity investments (which may be effected in part with a convertible debt instrument), of which $0.2 billion is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in the customer’s future vehicle programs and (ii) $1.0 billion in the form of a loan to be made available through the Joint Venture as described below; in each case, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 4 "Revenues" to our consolidated financial statements included in this Form 10-K for more information.

RIVIAN AUTOMOTIVE, INC.

In conjunction with the formation of the Joint Venture, we established Rivian JV SPV, LLC (“Joint Venture Equityholder”), a wholly-owned subsidiary of Rivian and the owner of 50% of the equity interests of the Joint Venture. We, together with Joint Venture Equityholder, and Volkswagen Group also entered into Loan Agreements providing for a committed $1 billion term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding (“Joint Venture Term Loan Facility”). When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by us for general corporate purposes. Our loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. The loan may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest on the loan will accrue at a fixed rate per annum that is determined at the time of funding. The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen US-Holdings, Inc., Volkswagen AG and its affiliates, having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. See Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information.

Government Programs and Incentives

On January 16, 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement with the United States DOE, pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3.4 billion (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2.6 billion (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the Federal Financing Bank to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (“ATVM Program”). The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Loan advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Loan advance and first Note B Loan advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties. Note A Loan advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through April 16, 2031, and the loans comprised of Note A Loan advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Loan advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Loan advances will begin on June 15, 2030, and will be payable quarterly in arrears. Note B Loan advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through May 15, 2032, and the loans comprised of Note B Loan advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Loan advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Loan

RIVIAN AUTOMOTIVE, INC.
advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with an ATVM Program loan is equal to the United States Treasury-equivalent yield curve with 0% credit spread, set at each advance.

In September 2023, we entered into an amended Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County through which we are eligible for an incentive package valued at up to $1.5 billion including tax credits and exemptions, grants to offset eligible costs of the Stanton Springs North Facility, site development and preparation, and recruitment and job training programs in exchange for our commitment during a specified period ending on December 31, 2047 to (i) create 7,500 new jobs for full-time employees at the Stanton Springs North Facility and (ii) make a capital investment of $5.0 billion in the Stanton Springs North Facility. See Note 9 "Leases" to our consolidated financial statements included in this Form 10-K for more information on the Rental Agreement that was executed in relation to this incentive package.

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

We have generated significant losses from operations, as reflected in our accumulated deficit of $23.3 billion and $27.0 billion as of December 31, 2024 and 2025, respectively. Additionally, we have generated significant negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production as we strategically expand infrastructure, including additional manufacturing capacity both domestically and internationally. We also anticipate continuing to make significant investments in future growth initiatives, including vehicle, autonomy-related, and other technology and software, tooling for current vehicle platforms, future vehicle manufacturing lines, and our service and retail network.

As of December 31, 2024 and 2025, our non-cancellable commitments are disclosed in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in this Form 10-K.

We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under the ABL Facility and Joint Venture Term Loan Facility, will be sufficient to meet our operating expenses, working capital, and capital expenditure needs for at least the next 12 months.

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

Cash Flows

	Years Ended December 31,
(in millions)	2023	2024	2025
Net cash used in operating activities	(4,866)	(1,716)	(779)
Net cash used in investing activities	(2,511)	(1,980)	(1,828)
Net cash provided by financing activities	3,130	1,136	886

RIVIAN AUTOMOTIVE, INC.
Operating Activities
Net cash used in operating activities decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a significant reduction in net loss.

Investing Activities

Net cash used in investing activities decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by lower purchases of short-term investments, partially offset by lower maturities of short-term investments and higher capital expenditures related to the expansion of production capacity at our Normal Factory. During the year ended December 31, 2025, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 primarily resulted from the issuance of $750 million in shares of Class A common stock to Volkswagen Group in connection with the achievement of the Financial Milestone, as well as capital contributed by outside parties in the formation of Mind Robotics, Inc. and Mind Robotics, LLC (see Note 1 "Presentation and Nature of Operations" and Note 19 “Variable Interest Entities” to our consolidated financial statements included in this Form 10-K for more information). Net cash provided by financing activities during the year ended December 31, 2024 primarily resulted from the issuance of the 2026 Convertible Note (see Note 10 “Debt” to our consolidated financial statements included in this Form 10-K for more information).

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and the discussion and analysis of our financial condition and operating results require us to make judgments, assumptions, and estimates that affect the amounts reported. We base these estimates on historical experience and on various other assumptions we believe are appropriate and reasonable under the circumstances and apply judgment to possible outcomes as the basis for amounts reported. Because of the inherent uncertainties involved in making such estimates, actual results may differ, and such differences may be material.

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

Should our cost estimates change in the future, such as estimated failure rate or estimated repair or replacement costs, the warranty reserve could increase or decrease. A hypothetical 10% change in estimated failure rates or estimated repair or

RIVIAN AUTOMOTIVE, INC.
replacement costs would have resulted in the following approximate changes in the warranty reserve for the year ended December 31, 2025 (in millions):

	Decrease in Warranty Reserve	Increase in Warranty Reserve
Change in estimated failure rate	$(40)	$40
Change in estimated repair or replacement costs	$(40)	$40

See Note 5 “Warranty and Field Service Actions” to our consolidated financial statements included in this Form 10-K for information regarding the accrued liability for estimated product warranty costs.

Recent Accounting Pronouncements

See Note 3 "New Accounting Standards" to our consolidated financial statements included in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Price Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and investments in money market instruments, United States Treasury securities, commercial paper, corporate bonds, certificates of deposit, and term deposits. We do not enter into investments for trading or speculative purposes. However, some of our investments are exposed to market risk due to fluctuations in interest rates which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. See Note 6 "Fair Value Measurements" to our consolidated financial statements included in this Form 10-K for more information on cash, cash equivalents, and short-term investments.

While we are exposed to interest rate risk in connection with borrowings under the ABL Facility, which bears interest at floating rates, as of December 31, 2025 there were no outstanding cash borrowings under the ABL Facility. Additionally, while there is no exposure to interest expense associated with our outstanding debt given that it bears fixed rates of interest, the fair value of our outstanding debt would be impacted as interest rates change, generally increasing as interest rates fall and decreasing as interest rates rise.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rivian Automotive, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the warranty reserve

As discussed in Note 5 to the consolidated financial statements, the Company’s product warranty reserve as of December 31, 2025 was $463 million. The Company provides a manufacturer’s warranty on new consumer vehicles and a warranty reserve is recorded at the time of sale. The warranty reserve is an actuarial estimate of the projected costs to repair, replace, or adjust defective component parts under the applicable warranty period. These estimates are based on an analysis of actual claims incurred to date and expectations of the nature, frequency, and costs of future claims by vehicle cohort, which may leverage benchmark data.

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
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rivian Automotive, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Rivian Automotive, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Detroit, Michigan
February 12, 2026

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2024	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$5,294	$3,579
Short-term investments (Note 6)	2,406	2,503
Accounts receivable, net (Note 2)	443	555
Inventory (Note 7)	2,248	1,594
Other current assets	192	361
Total current assets	10,583	8,592
Property, plant, and equipment, net (Note 8)	3,965	5,119
Operating lease assets, net (Note 9)	416	571
Other non-current assets	446	582
Total assets	$15,410	$14,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$499	$595
Accrued liabilities (Note 11)	835	1,438
Current portion of deferred revenues, lease liabilities, and other liabilities (Note 11)	917	1,660
Total current liabilities	2,251	3,693
Long-term debt (Note 10)	4,441	4,440
Non-current lease liabilities (Note 9)	379	551
Other non-current liabilities (Note 11)	1,777	1,586
Total liabilities	8,848	10,270
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2024 and 2025	—	—
Common stock, $0.001 par value; 3,508 and 5,258 shares authorized and 1,131 and 1,240 shares issued and outstanding as of December 31, 2024 and 2025, respectively (Note 15)	1	1
Additional paid-in capital	29,866	31,508
Accumulated deficit	(23,305)	(26,951)
Accumulated other comprehensive (loss) income	(4)	8
Noncontrolling interest	4	28
Total stockholders' equity	6,562	4,594
Total liabilities and stockholders' equity	$15,410	$14,864

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2023	2024	2025
Automotive	$4,132	$4,486	$3,830
Software and services	302	484	1,557
Total revenues (Note 4)	4,434	4,970	5,387
Automotive	6,150	5,693	4,262
Software and services	314	477	981
Total cost of revenues (Note 4)	6,464	6,170	5,243
Gross (loss) profit	(2,030)	(1,200)	144
Operating expenses
Research and development (Note 2)	1,995	1,613	1,668
Selling, general, and administrative (Note 2)	1,714	1,876	2,061
Total operating expenses	3,709	3,489	3,729
Loss from operations	(5,739)	(4,689)	(3,585)
Interest income	522	385	293
Interest expense (Note 10)	(220)	(318)	(274)
Loss on convertible notes, net (Note 10)	—	(112)	—
Other income (expense), net	6	(7)	(54)
Loss before income taxes	(5,431)	(4,741)	(3,620)
Provision for income taxes	(1)	(5)	(6)
Net loss	(5,432)	(4,746)	(3,626)
Less: Net income attributable to noncontrolling interest	—	1	20
Net loss attributable to common stockholders	$(5,432)	$(4,747)	$(3,646)
Net loss attributable to common stockholders, basic and diluted	$(5,432)	$(4,747)	$(3,646)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 17)	$(5.74)	$(4.69)	$(3.07)
Weighted-average common shares outstanding, basic and diluted	947	1,013	1,186

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2023	2024	2025
Net loss	$(5,432)	$(4,746)	$(3,626)
Other comprehensive income (loss)	5	(7)	14
Comprehensive loss	(5,427)	(4,753)	$(3,612)
Less: Comprehensive income attributable to noncontrolling interest	—	1	22
Comprehensive loss attributable to common stockholders	$(5,427)	$(4,754)	$(3,634)

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	Shares	Amount
BALANCE—December 31, 2022	926	$1	$26,926	$(13,126)	$(2)	$—	$13,799
Capital stock issuance including employee stock purchase plan	42	—	63	—	—	—	63
Purchase of capped call options	—	—	(108)	—	—	—	(108)
Stock-based compensation	—	—	814	—	—	—	814
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	(5,432)	—	—	(5,432)
BALANCE—December 31, 2023	968	1	27,695	(18,558)	3	—	9,141
Capital stock issuance including employee stock purchase plan	68	—	61	—	—	—	61
Funding of 50% interest in Rivian and Volkswagen Group Technologies, LLC	—	—	89	—	—	3	92
Conversion of convertible notes	95	—	1,133	—	—	—	1,133
Stock-based compensation	—	—	888	—	—	—	888
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Net (loss) income	—	—	—	(4,747)	—	1	(4,746)
BALANCE—December 31, 2024	1,131	1	29,866	(23,305)	(4)	4	6,562
Capital stock issued to Volkswagen Group	52	—	745	—	—	—	745
Funding of 46.5% interest in Mind Robotics, Inc.	—	—	110	—	—	2	112
Capital stock issuance including employee stock purchase plan	57	—	61	—	—	—	61
Stock-based compensation	—	—	726	—	—	—	726
Other comprehensive income	—	—	—	—	12	2	14
Net (loss) income	—	—	—	(3,646)	—	20	(3,626)
BALANCE—December 31, 2025	1,240	$1	$31,508	$(26,951)	$8	$28	$4,594

See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net loss	$(5,432)	$(4,746)	$(3,626)
Depreciation and amortization	937	1,031	784
Stock-based compensation expense	821	692	741
Gain on equity method investment	—	—	(101)
Loss on convertible notes, net	—	112	—
Other non-cash activities	222	28	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(59)	(282)	(112)
Inventory	(1,604)	307	522
Other assets	(146)	(221)	9
Accounts payable and accrued liabilities	105	(572)	571
Deferred revenues	149	1,619	503
Other liabilities	141	316	(53)
Net cash used in operating activities	(4,866)	(1,716)	(779)

Cash flows from investing activities:
Purchases of equity securities and short-term investments	(2,410)	(4,392)	(3,206)
Sales of equity securities and short-term investments	—	—	108
Maturities of short-term investments	925	3,553	2,980
Capital expenditures	(1,026)	(1,141)	(1,710)
Net cash used in investing activities	(2,511)	(1,980)	(1,828)

Cash flows from financing activities:
Proceeds from stock-based compensation programs	60	62	61
Proceeds from issuance of capital stock	—	—	750
Proceeds from issuance of long-term debt	—	—	1,250
Repayments of long-term debt	—	—	(1,250)
Proceeds from issuance of convertible notes	3,195	1,000	—
Proceeds from funding of 50% interest in Rivian and Volkswagen Group Technologies, LLC	—	79	—
Proceeds from funding of 46.5% interest in Mind Robotics, Inc.	—	—	112
Purchase of capped call options	(108)	—	—
Other financing activities	(17)	(5)	(37)
Net cash provided by financing activities	3,130	1,136	886

Effect of exchange rate changes on cash and cash equivalents	5	(3)	6
Net change in cash	(4,242)	(2,563)	(1,715)
Cash, cash equivalents, and restricted cash—Beginning of period	12,099	7,857	5,294
Cash, cash equivalents, and restricted cash—End of period	$7,857	$5,294	$3,579

Supplemental disclosure of cash flow information:
Cash paid for interest	$169	$279	$222
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$374	$423	$493
Capital stock issued to settle bonuses	$137	$179	$47
Conversion of convertible notes	$—	$1,133	$—
*The prior periods have been recast to conform to current period presentation.
See accompanying notes to these consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. PRESENTATION AND NATURE OF OPERATIONS

Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian is an American automotive technology company that develops and manufactures category-defining electric vehicles as well as vertically integrated technologies and services. Rivian vehicles are manufactured in the United States and are sold directly to consumer and commercial customers. The Company analyzes the results of the business through two reportable segments, Automotive and Software and Services.

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

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest, including Rivian and Volkswagen Group Technologies, LLC and Mind Robotics, Inc. and Mind Robotics, LLC (see Note 19 "Variable Interest Entities” for more information). Intercompany balances and transactions have been eliminated in consolidation.

Rivian and Volkswagen Group Technologies, LLC

In November 2024, the Company established a joint venture with Volkswagen International America Inc. and Volkswagen AG and its affiliates (“Volkswagen Group”). Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”) was established as an electrical architecture technology company with a focus on software, electronic control units and related network architecture design and development. The initial focus of the Joint Venture is to bring next-generation electrical architecture and best-in-class software technology to both companies’ future electric vehicles.

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

As part of the formation of the Joint Venture, the Company received $1,295 million for intellectual property licensed to Volkswagen Group, enabling them to benefit from the Company’s existing technologies in conjunction with further development by the Joint Venture (see Note 4 "Revenues" for more information). In addition, the Company and Volkswagen Group entered into an investment agreement (“Investment Agreement”) for three additional equity investments in the Company, pursuant to the achievement of the following milestones:

•As of March 31, 2025 the Financial Milestone was achieved, and on June 30, 2025 the Company received $1,000 million in exchange for $750 million of the Company’s class A common stock, equal to approximately 52 million shares at a price of $14.56 per share, with deferred revenues recorded within “Current portion of deferred revenues, lease liabilities, and other liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets for the $250 million premium received. As a result of the transaction, Volkswagen Group became a related party of the Company on June 30, 2025. See Note 4 "Revenues" for more information on deferred revenues and Note 14 "Related Party Transactions".

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

The Company, together with Rivian JV SPV, LLC (“Joint Venture Equityholder”), and Volkswagen Group also entered into loan agreements (“Loan Agreements”) providing for a committed $1,000 million term loan facility, available to the Joint Venture. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by the Company. Finally, in June 2024, the Company received $1,000 million in proceeds from the unsecured convertible promissory note due June 2026 (“2026 Convertible Note”), which converted into shares of the Company’s Class A common stock in December 2024. See Note 10 “Debt” for more information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in a separate footnote, the description of the accounting policy can be found in the related footnote. Other significant accounting policies are described below.

Use of Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, warranty reserves, inventory valuation, property, plant, and equipment, leases, income taxes, stock-based compensation, commitments and contingencies, residual value risk sharing (“RVRS”) liability, and other revenue transactions, including progress toward the completion of the Joint Venture’s combined performance obligation. The Company believes that the accounting estimates and related assumptions employed in the consolidated financial statements are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, requiring adjustments to estimated amounts in future periods.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for the sale of electric vehicles (“EVs”) and from the Volkswagen Group for services provided by the Joint Venture (see Note 4 “Revenues” for more information), and are reported at the invoiced amount less an allowance for any potential uncollectible amounts. The Company’s allowance for uncollectible amounts was not material as of December 31, 2024 and 2025.

Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effect of changes in certain commodity prices, interest rates, and foreign currency exchange rates, and may enter into derivative contracts, such as forwards, options, swaps, or other instruments, to manage these risks. Derivative instruments are recorded on the Consolidated Balance Sheets in either “Other current assets” or “Current portion of deferred revenues, lease liabilities, and other liabilities” and are measured at fair value. They are classified within Level 2 of the fair value hierarchy because they are valued using observable inputs other than quoted prices for identical assets or liabilities in active markets.

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

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amounts were not material as of December 31, 2024 and 2025. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the years ended December 31, 2024 and 2025, losses and gains resulting from changes in fair value were not material.

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

As of December 31, 2024 and 2025, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2024 and 2025, the counterparties to the Company’s derivative instruments, the ABL Facility lenders (including JP Morgan Chase Bank, N.A. (“Chase Bank”)), and Chase Bank, from which accounts receivable are due to the Company (see Note 4 "Revenues" for more information) are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of raw materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact the Company’s business. The imposition of tariffs and other trade barriers may make it more costly to import raw materials and product components and could result in disruptions in supply and production.

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

Employee Benefit Plan

The Company provides a defined contribution plan for substantially all employees in the United States in which the Company provides discretionary matching contributions. The Company’s matching contributions to the defined contribution plan for the years ended December 31, 2023, 2024 and 2025 were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and Development Costs

Research and development (“R&D”) costs consist primarily of personnel expenses for teams in engineering and research including cash incentives and stock-based compensation, prototyping expenses, consulting and contractor expenses, software expenses, data services, including hosting, storage, and compute, and allocation of indirect expenses. R&D costs also include the cost of vehicle electrical architecture and software development services funded by the Company (see Note 1 "Presentation and Nature of Operations", Note 4 "Revenues", and Note 19 "Variable Interest Entities" for more information). Most R&D costs are recognized as expenses as incurred.

Selling, General, and Administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of personnel expenses for employees in the Company’s sales, service, facilities, corporate, executive, finance, and other administrative functions, as well as outside professional services, including legal, accounting, and audit services. Personnel expenses include selling commissions and stock-based compensation. SG&A expenses also include allocated facilities expenses such as utilities, rent, and depreciation, and other general corporate expenses such as travel, recruiting, and marketing expenses, as well as taxes and insurance. Advertising costs are recorded in “Selling, general, and administrative” in the Consolidated Statement of Operations as they are incurred. The advertising costs recognized during the years ended December 31, 2023, 2024 and 2025 were not material.

Equity Method Investments

The Company applies the equity method of accounting to investments in entities over which the Company has significant influence.

Also, Inc.

During the three months ended March 31, 2025 the Company entered into an agreement to receive Series B-1 preferred shares of Also, Inc. (“Also”) with a fair value of approximately $104 million in exchange for the contribution of certain employees, intellectual property, and fixed assets that had been previously dedicated to micromobility product development at the Company. The net book value of assets contributed was approximately $3 million, resulting in a gain of approximately $101 million recorded to “Other income (expense), net” in the Consolidated Statements of Operations.

The Series B-1 preferred shares are convertible into an equal number of common shares at the Company’s option, or automatically in certain cases such as in an initial public offering. The Company’s ownership percentage of the outstanding shares of Also as of March 31, 2025 was 49.8%, with funds managed by Eclipse Ventures (collectively, “Eclipse Ventures”) owning the remaining share, received in exchange for $105 million.

The Also board of directors is comprised of four seats. Eclipse Ventures and the Company have each appointed one director, and the Company will retain its right to appoint such director until its ownership share decreases below a defined threshold. Separately, the Company’s Chief Executive Officer (“CEO”), RJ Scaringe, has been appointed to Also’s board of directors, with the common shareholders of Also retaining the right to remove or appoint such director. As a result of its dedicated director and significant Series B-1 ownership interest, which is determined to be in-substance common stock, the Company has significant influence over and is a related party of Also, with a corresponding equity method investment recorded in “Other non-current assets” on the Consolidated Balance Sheets. The Company’s share of Also’s results of operations is recorded in “Other income (expense), net” in the Consolidated Statements of Operations on a one-quarter lag. The Company’s share of Also’s results of operations was not material for the year ended December 31, 2025.

In July 2025, Also issued Series C preferred shares to a third party, which reduced the Company’s ownership percentage from 49.8% down to 40.6%. In December 2025 and January 2026, Also issued additional Series C preferred shares to third parties, which further reduced the Company’s ownership percentage to 39.2%. The aggregate gain associated with the adjustments to the carrying value of the Company‘s equity method investment resulting from all of the Series C preferred share issuances is not material.

The Company‘s related party transactions with Also during the year ended December 31, 2025 were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Joint Venture Deferred Compensation Program

In addition to the Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”), which permit the grant of restricted stock units, stock options, and other stock-based awards to Joint Venture employees, non-employees including directors, and consultants (see Note 13 "Stock-Based Compensation" for more information), the Joint Venture provides a deferred compensation program that allows for shares of Volkswagen Group equity and phantom shares, in some cases, to be awarded to its employees, non-employees including directors, and consultants, generally vesting in quarterly installments over 2 years. Unvested shares generally are forfeited upon the termination of a grantee’s service. Forfeitures are recorded as an adjustment to compensation expense in the same period as the forfeitures occur. Compensation expense for the awards is recognized on a straight-line basis over the requisite service period.

In advance of the grant date, shares of Volkswagen Group equity are purchased over the counter by a trust controlled by the Joint Venture and held until vested. Dividends paid are reinvested and are subject to the same vesting requirements as the underlying shares. Upon vesting, ownership of the shares and reinvested dividends is transferred to the grantee. Shares underlying phantom awards are sold upon vesting, and the proceeds are transferred to the grantee. The shares held in trust are accounted for as an investment in equity securities and carried at fair value within “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets, with unrealized holding gains and losses recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The accrued liability for deferred compensation also is carried at fair value within “Accrued liabilities” on the Consolidated Balance Sheets, with changes in fair value recorded to compensation expense in the Consolidated Statements of Operations. Purchases of shares of Volkswagen Group equity are recorded in “Purchases of equity securities and short-term investments” in the investing section of the Consolidated Statements of Cash Flows.

In April 2025, the trust was formed on behalf of the Joint Venture for the purpose of purchasing and holding shares of Volkswagen Group equity. In May 2025, the trust made the first purchase of shares of Volkswagen Group equity, and the first awards under the deferred compensation program were made. The investment in equity securities and accrued liability for deferred compensation are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical assets or liabilities in active markets and were not material as of December 31, 2025. For the year ended December 31, 2025, unrealized holding gains and losses on the investment in equity securities and deferred compensation expense were not material.

3. NEW ACCOUNTING STANDARDS

Recently Adopted And Upcoming Accounting Standards Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures enhances the transparency and usefulness of income tax disclosures. The updates are effective for annual periods beginning after December 15, 2024 on a prospective or retrospective basis, though early adoption is permitted. The presentational impacts of this ASU have been adopted retrospectively for the year ended December 31, 2025 (see Note 12 “Income Taxes” for more information).

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. REVENUES

The following table disaggregates revenue by major source (in millions):

	Years Ended December 31,
	2023	2024	2025
New electric vehicles	$4,059	$4,161	$3,639
Regulatory credits	73	333	197
Software and services	302	476	1,551
Total revenues	$4,434	$4,970	$5,387

New Electric Vehicles

New EV revenues are primarily derived from the sale of consumer and commercial EVs, as well as related promises that meet the definition of a performance obligation. Revenue from the sale of EVs is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. The promise to provide over-the-air (“OTA”) vehicle software updates has historically represented a stand ready obligation to provide these services, with revenue related to OTA software updates being recognized ratably throughout the performance period, beginning with control of the vehicle being transferred to the customer and continuing through the estimated useful life of the EV. As a result of enhanced maturity of the vehicle software, during the year ended December 31, 2025, the promise to provide OTA vehicle software updates was determined to be immaterial in the context of the EV sale contract and accordingly, the transaction price is no longer allocated to the promise to provide OTA vehicle software updates.

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

During the years ended December 31, 2024 and 2025, approximately 37% and 36%, respectively, of the Company’s revenues were from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements for purchased vehicles. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on the Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company re-evaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of December 31, 2024 and 2025 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among the performance obligations in proportion to the standalone selling prices.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy, and clean fuel in the United States and Canada. The Company sells regulatory credits to third parties, and revenue is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party. Payment is typically received within one quarter or less of transfer of control of the credits to the customer. As a result of changes to many of the programs governing such tradable credits, the Company‘s ability to continue earning and selling the corresponding credits is uncertain at this time.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Software and Services

Software and services revenues consist primarily of services provided by the Joint Venture to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, sales of vehicle trade-ins (“remarketing”) and vehicle repair and maintenance services.

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
The combined performance obligation for the services provided by the Joint Venture is satisfied over time, until the vehicle electrical architecture technology and software promised to the customer is completed. In addition to ongoing payments to fund the Joint Venture’s development services, revenue recognized for the combined performance obligation includes the following consideration transferred by the customer:

•$1,295 million received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology
•Variable consideration in the form of $250 million received in June 2025 for the achievement of the Financial Milestone (see Note 1 "Presentation and Nature of Operations")
•The $210 million to be received no later than January 3, 2028 as part of the Start of Production Milestone payment (see Note 1 "Presentation and Nature of Operations"), and
•The $201 million in noncash consideration paid by Volkswagen Group in the form of a loan commitment (see Note 10 "Debt").

The majority of the transaction price is included in the Company’s contract liabilities (i.e., deferred revenues) as of December 31, 2025, and the Company expects to recognize the corresponding revenue over approximately 2.5 years, with the amount of revenue to be recognized each period expected to be relatively consistent over time given the Joint Venture’s steady progress toward satisfaction of the combined performance obligation to develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs. It is reasonably possible that the Company’s expectations could change over time according to changes in the pattern of progress, and accordingly the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations. The Company recognized $73 million and $836 million for the years ended December 31, 2024 and 2025, respectively, of revenue for the combined performance obligation with Volkswagen Group, a related party of the Company. As of December 31, 2024 and 2025, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Consolidated Balance Sheets were not material and $328 million, respectively.

Payment for vehicle electrical architecture and software development services is generally due in advance. Payment for remarketing and vehicle repair and maintenance services is typically received when control transfers to the customer or due in accordance with payment terms customary to the business.

Deferred Revenues

The Company recognizes deferred revenues when payments are received or due before the related performance obligation is satisfied. The Company’s deferred revenues are primarily the result of consideration received in advance for the Joint Venture’s combined performance obligation, including ongoing payments to fund the Joint Venture’s development services, which are generally recognized as revenues within 12 months of receipt, as well as payments for EVs collected prior to delivery, generally satisfied as vehicles are delivered, extended vehicle repair and maintenance contracts, satisfied over the coverage period, and OTA vehicle software updates, generally satisfied over the estimated useful life of the EV. The Company’s deferred revenues exclude fully-refundable customer deposits. The following table summarizes the Company’s deferred revenues recorded by line item on the Consolidated Balance Sheets (in millions):

	December 31, 2024	December 31, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$552	$1,277
Other non-current liabilities	1,288	1,066
Total deferred revenues	$1,840	$2,343

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and December 31, 2025, $1,526 million and $1,794 million, respectively, of the Company’s deferred revenues consisted of consideration received from Volkswagen Group in connection with the Joint Venture, including consideration received for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology, noncash consideration, and advance payments for vehicle electrical architecture and software development services. Refer to Note 14 “Related Party Transactions” for deferred revenues associated with Amazon.com, Inc. and its affiliates (“Amazon”). Deferred revenues recognized from contract liability balances as of December 31, 2023 and 2024 were $85 million and $551 million for the years ended December 31, 2024 and 2025, respectively.

Cost of Revenues

Cost of revenues primarily relates to new vehicles and includes direct materials and personnel expenses, including salaries, wages, bonuses, stock-based compensation, benefits, and employment taxes; manufacturing overhead (e.g., depreciation of machinery and tooling); shipping and logistics costs; and reserves, including for estimated warranty costs and adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”), as well as cost reductions resulting from the generation of refundable manufacturing-related tax credits accounted for as government grants. Cost of revenues for software and services also includes the cost of vehicle electrical architecture and software development services funded by Volkswagen Group (see Note 1 "Presentation and Nature of Operations" and Note 19 "Variable Interest Entities" for more information).

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Consolidated Balance Sheets (in millions):

	December 31, 2024	December 31, 2025
Current portion of deferred revenues, lease liabilities, and other liabilities	$146	$177
Other non-current liabilities	327	286
Total warranty reserve	$473	$463

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warranty expense is recorded as a component of automotive cost of revenues in the Company’s Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve for the years ended December 31, 2024 and 2025 (in millions):

	Year Ended December 31,
	2023	2024	2025
Beginning balance	$100	$275	$473
Warranties issued in period	233	261	184
Adjustments to pre-existing warranties	(22)	5	(84)
Warranty costs incurred	(36)	(68)	(110)
Ending balance	$275	$473	$463

Included within “Adjustments to pre-existing warranties” above is a $45 million reduction to the warranty reserve for the year ended December 31, 2025 resulting from the evaluation of an additional 12 months of claims data, indicating a lower expected claims cost for vehicles previously sold, in addition to other adjustments that are not material.

6. FAIR VALUE MEASUREMENTS

Cash and cash equivalents include cash in banks, highly liquid investments, and term deposits with maturities of three months or less recorded in “Cash and cash equivalents” on the Consolidated Balance Sheets. Short-term investments are available-for-sale debt securities and term deposits with maturities over three months recorded in “Short-term investments” on the Consolidated Balance Sheets. As the Company views these securities as available to support current operations, highly liquid securities with maturities beyond 12 months are classified as current assets. The Company’s available-for-sale debt securities are measured at fair value with unrealized gains and losses recorded in “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Loss and reclassified to net loss upon maturity or sale of the security. Term deposits are recorded at cost, which approximates fair value due to their short time to maturity. Interest receivable on cash equivalents and short-term investments is recorded in “Other current assets” on the Consolidated Balance Sheets and was not material of December 31, 2024 and 2025.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2024		December 31, 2025
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,157		$1,370
Commercial paper	2	184	2	42
Money market funds	1	3,868	1	2,142
Term deposits	2	—	2	25
United States Treasury securities	1	60	1	—
Other items[1]	2	25	2	—
Total cash and cash equivalents		$5,294		$3,579

Short-term investments:
Certificates of deposit	2	$141	2	$223
Commercial paper	2	378	2	437
Corporate bonds	2	374	2	464
Term deposits	2	475	2	600
United States Treasury securities	1	993	1	735
Other items[2]	2	45	2	44
Total short-term investments[3]		$2,406		$2,503

Total cash and cash equivalents and short-term investments		$7,700		$6,082

[1] Includes certificates of deposit, corporate bonds, and Yankee bonds.
[2] Includes Yankee bonds and agency discount notes.
3 As of December 31, 2024 and 2025, $289 million and $257 million is due between 12 and 24 months, respectively.

As of December 31, 2024 and 2025, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

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

	December 31, 2024	December 31, 2025
Raw materials and work in progress	$1,351	$797
Finished goods	897	797
Total inventory	$2,248	$1,594

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

The following table summarizes the components of “Property, plant, and equipment, net” on the Consolidated Balance Sheets (in millions):

	Estimated Useful Lives	December 31, 2024	December 31, 2025
Computer equipment, hardware, and software	3 to 5 years	$610	$699
Land, buildings, and building improvements	10 to 40 years	1,085	1,261
Leasehold improvements	Shorter of 10 years or lease term	502	634
Machinery, equipment, vehicles, and office furniture	2 to 10 years	3,925	4,152
Construction in progress		621	1,712
Total property, plant, and equipment		6,743	8,458
Accumulated depreciation and amortization		(2,778)	(3,339)
Total property, plant, and equipment, net		$3,965	$5,119

Depreciation and amortization expense for property, plant, and equipment was $917 million, $1,000 million, and $740 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, with the exception of leases of real estate which is comprised of land and buildings. For leases of land and buildings, the Company accounts for each component separately based on the relative estimated standalone price of each component. At lease commencement, the Company measures the lease liability at the present value of lease payments not yet paid. All variable payments that are not based on a market rate or an index (e.g., the Consumer Price Index) are excluded from the measurement of the lease liability and instead are recognized as expense when it becomes probable that the payments will be made. Because the discount rate implicit in the lease is not determinable for most leases, the Company determines the appropriate discount rate using the estimated incremental borrowing rate for the lease based on the information available at lease commencement. Right-of-use assets are measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments, lease incentives, and initial direct costs incurred, as applicable.

The Company, the State of Georgia, and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County (“JDA”) entered into a development agreement in May 2022 to build the manufacturing facility near the city of Social Circle, Georgia (“Stanton Springs North Facility”). In November 2023, the Company and the JDA entered into a rental agreement, a bond purchase agreement, and an option agreement, pursuant to which the JDA is leasing land to the Company in exchange for the Company making rent payments totaling $309 million over the lease term. The noncancelable lease term is four years, with automatic extensions that are reasonably certain to be utilized. The lease expires in December 2047 unless earlier terminated per the terms of the agreements. The lease is classified as a finance lease as the Company is reasonably certain to exercise a purchase option at expiration.

Lease expense for operating leases is comprised of rent expense recognized on a straight-line basis over the lease term and amortization of right-of-use assets recognized as the difference between rent expense and imputed interest on the liability using the effective interest method. Lease expense for finance leases is comprised of interest expense on the liability recognized using the effective interest method and amortization of the right-of-use assets recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term. The Company does not recognize right-of-use assets and lease liabilities for short-term leases with an original lease term of 12 months or less. Instead, expense corresponding to the aggregate rent payments is recognized on a straight-line basis over the lease term.

Lease assets are recorded net of accumulated depreciation and amortization. The following tables present the carrying value of operating and finance lease right-of-use assets and lease liabilities recorded within the corresponding line items on the Company’s Consolidated Balance Sheets (in millions):

Operating Leases	December 31, 2024	December 31, 2025
Operating lease assets, net	$416	$571

Current portion of deferred revenues, lease liabilities, and other liabilities	$98	$110
Non-current lease liabilities	379	551
Total operating lease liabilities	$477	$661

Finance Leases	December 31, 2024	December 31, 2025
Property, plant, and equipment, net	$82	$81

Current portion of deferred revenues, lease liabilities, and other liabilities	$2	$3
Other non-current liabilities	85	91
Total finance lease liabilities	$87	$94

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the contractual maturities of lease liabilities as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases
2026	$157	$4
2027	151	4
2028	124	3
2029	111	12
2030	87	12
Thereafter	247	276
Total undiscounted liabilities	877	311
Less: Present value discount	(216)	(217)
Total lease liabilities	$661	$94

The future minimum lease payments for operating and finance leases that have not yet commenced are not material. The leases will commence in 2026 and 2027 with lease terms ranging from 3 to 15 years.

Total lease cost for the years ended December 31, 2023, 2024 and 2025 was $134 million, $180 million, and $221 million, respectively, comprised primarily of operating lease cost, and recorded in “Selling, general, and administrative”, “Research and development”, and “Cost of revenues” in the Consolidated Statements of Operations.

The weighted average remaining lease term and weighted average discount rate for leases were as follows:

	December 31, 2023	December 31, 2024	December 31, 2025
Weighted average remaining operating lease term (in years)	5.3	5.4	6.3
Weighted average operating lease discount rate	8.9%	9.9%	10.8%
Weighted average remaining finance lease term (in years)	22.1	21.4	20.7
Weighted average finance lease discount rate	10.7%	11.4%	11.4%

Supplemental cash flow information related to leases is as follows (in millions):

	Years Ended December 31,
	2023	2024	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$102	$134	$158
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$111	$174	$275
Right-of-use assets obtained in exchange for finance lease liabilities (non-cash)	$80	$6	$2

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. DEBT

The following table summarizes the Company’s outstanding debt:

		December 31, 2024		December 31, 2025
	Maturity	Amount (in millions)	Effective Interest Rate	Amount (in millions)	Effective Interest Rate
Long-term debt
2026 Notes	2026	$1,250	11.0%	$—	—%
2029 Green Convertible Notes	2029	1,500	4.8%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2031 Green Secured Notes	2031	—	—%	1,250	10.6%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(34)		(35)
Long-term debt, less unamortized discount and debt issuance costs		$4,441		$4,440

2026 Notes

In October 2021, the Company issued $1,250 million aggregate principal amount of senior secured floating rate notes due October 2026 (“2026 Notes”) to new and existing investors of the Company. In June 2025, the Company paid in full the outstanding $1,250 million aggregate principal amount plus accrued interest of $20 million. Unamortized discount and debt issuance costs were recorded to “Interest expense” in the Consolidated Statements of Operations.

The 2026 Notes were classified within Level 2 of the fair value hierarchy because they were valued using quoted prices for identical assets in markets that are not active, and as of December 31, 2024, the fair value of the 2026 Notes was $1,256 million.

Green Convertible Notes

2029 Green Convertible Notes

In March 2023, the Company issued $1,500 million principal amount of the green convertible unsecured senior notes due March 2029 (“ 2029 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Green Convertible Notes accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 15 and September 15.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The 2029 Green Convertible Notes contain a number of customary covenants.

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and 2025, the fair value of the 2029 Green Convertible Notes was $1,591 million and $1,882 million, respectively.

2030 Green Convertible Notes

In October 2023, the Company issued $1,725 million principal amount of the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”) at a discount of $15 million in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Green Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2024 and 2025, the fair value of the 2030 Green Convertible Notes was $1,611 million and $1,958 million, respectively.

The Company intends to use the net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) to finance, refinance, or make direct investments in, in whole or in part, one or more new or existing eligible green projects, as described in the Company’s green financing framework.

Capped Calls

In October 2023, in connection with the issuance of the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes”), the Company paid $108 million to purchase privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The initial strike price of the Capped Calls is approximately $23.29 per share of the Company’s Class A common stock, which is the initial conversion price of the 2030 Green Convertible Notes. The initial cap price of the Capped Calls is approximately $31.06 per share of the Company’s Class A common stock, which represents a premium of 70% over the last reported sale price of the Company’s Class A common stock on October 5, 2023, and is subject to certain anti-dilution adjustments under the terms of the Capped Calls. The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Green Convertible Notes, and are expected generally to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2030 Green Convertible Notes and/or offset any cash payments the Company is required to make

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in excess of the principal amount of converted 2030 Green Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls.

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

The 2031 Green Secured Notes are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”), in each case subject to certain excluded assets and permitted liens. The 2031 Green Secured Notes contain a number of customary covenants similar to the covenants under the ABL Facility. As of December 31, 2025, the Company was in compliance with all covenants required by the 2031 Green Secured Notes.

The 2031 Green Secured Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025, the fair value of the 2031 Green Secured Notes was $1,231 million.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that restrict certain of the Company’s subsidiaries’ ability to, among other things, incur debt, grant liens, make investments, enter into certain transactions with affiliates, pay dividends, and prepay junior or unsecured indebtedness, subject to certain exceptions. The covenants include a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly.

As of December 31, 2025, the Company had no borrowings under the ABL Facility and $195 million of letters of credit outstanding, resulting in availability under the ABL Facility of $506 million after giving effect to the borrowing base and the outstanding letters of credit. As of December 31, 2025, the Company was in compliance with all covenants required by the ABL Facility.

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

The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen International America, Inc., Volkswagen AG, and their affiliates, having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. If and when funded, the per annum rate of interest on the loan is expected to be lower than a loan with comparable terms funded by a large financial institution. Accordingly, upon execution of the Loan Agreements, the $201 million fair value of the below-market funding commitment was included within “Other non-current assets” and “Other non-current liabilities” on the Consolidated Balance Sheets, as noncash consideration in the form of an advance payment for the services provided by the Joint Venture to develop, customize, and enhance Rivian’s existing vehicle electrical architecture and software technology for use in the customer’s future vehicle programs. See Note 4 "Revenues" for more information. If and when funded, the fair value of the below-market funding commitment will be recognized as “Interest expense” in the Consolidated Statements of Operations over the term of the loan. The below-market funding commitment is classified within Level 3 of the fair value hierarchy because it was valued using a discounted cash flow model containing unobservable inputs, including estimated yield curves applicable to both parties.

Department of Energy Loan

On January 16, 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “LARSSA”) with the United States Department of Energy (“DOE”), pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches, with the first tranche aggregate principal amount of up to approximately $3,355 million (the “Note A Loan”) and the second tranche aggregate principal amount of up to approximately $2,620 million (the “Note B Loan”, and together with the Note A Loan, the “DOE Loan”), to be provided by the Federal Financing Bank to the Borrower under DOE’s Advanced Technology Vehicles Manufacturing Program (the “ATVM Program”).

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility, which will be built in two production capacity blocks (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of the conditions under the Loan tranche that is designated for the relevant Block. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first Note A Loan advance, the Borrower achieving certain vehicle sales metrics prior to the first Note A Loan advance and first Note B Loan advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

Note A Loan advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through April 16, 2031, and the loans comprised of Note A Loan advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Loan advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Loan advances will begin on June 15, 2030, and will be payable quarterly in arrears. Note B Loan advances may be requested, upon the satisfaction of certain conditions, from January 16, 2025 through May 15, 2032, and the loans comprised of Note B Loan advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Loan advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Loan advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with an ATVM Program loan is equal to the United States Treasury-equivalent yield curve with 0% credit spread, set at each advance.

The LARSSA contains representations and warranties, as well as informational, affirmative, and negative covenants that include, among others, requirements with respect to the construction and operation of the Project, compliance with all requirements of the ATVM Program, and limitations on the ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets (including intellectual property with respect to the Project), pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business or enter into certain restrictive agreements. Certain covenants apply starting on the date that the LARSSA is signed, while other covenants, including certain of the negative covenants, do not apply until the date of the first Note A Loan advance.

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

The 2026 Convertible Note converted into shares of the Company’s Class A common stock in December 2024. Half of the then-outstanding principal amount converted at a price of $10.8359 per share, and the remaining half converted at a price of $10.5733 per share, based on the Company’s 45-trading day volume-weighted average price prior to the conversion date.

The 2026 Convertible Note was eligible for prepayment and contained a number of affirmative and restrictive covenants.

Upon issuance, the Company made an irrevocable election to account for the 2026 Convertible Note as a single hybrid instrument under the Fair Value Option (“FVO”). Under the FVO, the 2026 Convertible Note was initially recognized as a liability measured at issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date prior to conversion with the change in fair value recognized in “Loss on convertible notes, net” in

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Consolidated Statements of Operations. Interest was accrued in “Interest expense” in the Consolidated Statements of Operations.

During the year ended December 31, 2024, the “Loss on convertible notes, net” in the Consolidated Statements of Operations was calculated as follows (in millions):

Year Ended December 31, 2024
Fair value of shares issued upon conversion	$1,133
Unpaid principal balance plus accrued interest	1,021
Loss on conversion	$112

Interest Expense

“Interest expense” recorded in the Consolidated Statements of Operations during the year ended December 31, 2025 was primarily contractual interest expense.

11. ACCRUED LIABILITIES AND OTHER LIABILITIES

The carrying value of “Accrued liabilities” on the Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2024	December 31, 2025
Capital expenditures	$306	$419
Interest (Note 10)	62	104
Inventory	20	28
Loss contingencies (Note 16)	110	350
Other products and services	93	84
Payroll and related costs	167	319
Other	77	134
Total accrued liabilities	$835	$1,438

Included within “Loss contingencies” above is $233 million for the settlement of pending securities class action litigation discussed in Note 16 “Commitments and Contingencies”.

The carrying value of “Current portion of deferred revenues, lease liabilities, and other liabilities” on the Consolidated Balance Sheets includes the following components classified as current (in millions):

	December 31, 2024	December 31, 2025
Deferred revenues	$552	$1,277
Operating lease liabilities	98	110
Warranty reserve	146	177
Other	121	96
Total current portion of deferred revenues, lease liabilities, and other liabilities	$917	$1,660

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value of “Other non-current liabilities” on the Consolidated Balance Sheets includes the following components classified as non-current (in millions):

	December 31, 2024	December 31, 2025
Deferred revenues	$1,288	$1,066
Finance lease liabilities	85	91
Warranty reserve	327	286
Other	77	143
Total other non-current liabilities	$1,777	$1,586

12. INCOME TAXES

Components of Income Taxes

The Company’s tax rate is generally a function of the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the relative amount of losses or income for which no tax benefit or expense is recognized due to a valuation allowance.

The components of ”Loss before income taxes” in the Consolidated Statements of Operations are as follows (in millions):

	Years Ended December 31,
	2023	2024	2025
United States	$(5,406)	$(4,717)	$(3,601)
Foreign	(25)	(24)	(19)
Total loss before income taxes	$(5,431)	$(4,741)	$(3,620)

Current, deferred, and total income tax expense from continuing operations were entirely attributable to foreign operations for the years ended December 31, 2023, 2024 and 2025.
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

As of December 31, 2025, the Company recorded valuation allowances of $7,134 million for the portion of deferred tax assets that is not expected to be realized. The valuation allowance on net deferred tax assets increased by $906 million during the year ended December 31, 2025. The change in the valuation allowance is primarily due to additional net United States deferred tax assets recognized during the year. The Company had no releases of valuation allowances for the years ended December 31, 2024 and 2025. The Company continues to monitor the realizability of the United States deferred tax assets considering multiple factors, including results of operations. The Company will continue maintaining a full valuation

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
allowance on United States deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

A reconciliation of the provision for income taxes to its components at the United States statutory rate is shown below (in millions). Foreign items do not exceed 5% of computed statutory tax and therefore are not disaggregated. Changes in unrecognized tax positions are reported on a gross basis.

	Years Ended December 31,
	2023		2024		2025
	Amount (in millions)	Percentage	Amount (in millions)	Percentage	Amount (in millions)	Percentage
Federal income tax at statutory rate	$(1,141)	21%	$(996)	21%	$(760)	21%
Domestic Federal
Effects of cross-border tax laws	5	—%	2	—%	—	—%
Tax credits
Research and development credits	(150)	3%	(135)	3%	(5)	—%
Other	(11)	—%	(10)	—%	(8)	—%
Nontaxable or nondeductible items					—
Nondeductible stock-based compensation and 162(m) limitation	49	(1)%	57	(1)%	11	—%
Other	2	—%	22	—%	4	—%
Other adjustments	(1)	—%	35	(1)%	20	(1)%
Change in valuation allowance	1,226	(23)%	1,007	(21)%	733	(20)%
State and local income taxes, net of federal income tax effect ¹	(7)	—%	(6)	—%	—	—%
Foreign tax effects	7	—%	10	—%	10	—%
Changes in unrecognized tax benefits	22	—%	19	—%	1	—%
Provision for income taxes	$1	—%	$5	—%	$6	—%
[1] State taxes in California make up the majority (greater than 50 percent) of the tax effect in this category.

The amount of income taxes paid, net of cash received, is shown by jurisdiction below (in millions):

	Years Ended December 31,
	2023	2024	2025
United States federal	$—	$—	$—
Domestic state and local	—	—	—
Foreign
Canada	3	—	7
Serbia	—	—	1
Other	—	—	—
Total	$3	$—	$8

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2024	December 31, 2025
Deferred tax assets:
Net operating loss and tax credit carryforwards	$4,621	$5,783
Inventory	110	133
Deferred revenues	442	430
Operating lease liabilities	120	171
Stock-based compensation	49	44
Accrued liabilities	142	152
Research and development capitalization	925	673
Other	77	130
Total deferred tax assets	6,486	7,516
Less: valuation allowances	(6,228)	(7,134)
Total net deferred tax assets	258	382
Deferred tax liabilities:
Property, plant, and equipment	(75)	(170)
Operating lease assets	(103)	(146)
Volkswagen Group loan commitment asset	(51)	(52)
Other	(29)	(13)
Total deferred tax liabilities	(258)	(381)
Net deferred tax assets	$—	$1

The majority of the Company's gross loss carryforwards are generated in the United States. Federal net operating losses (“NOLs”) generated by the Company through December 31, 2017 totaling $81 million may be carried forward for 20 years and begin to expire in 2035. These NOLs may fully offset taxable income in the year utilized. Under the Tax Cuts and Jobs Act, federal losses generated in tax years beginning after December 31, 2017, totaling $19,044 million, may be carried forward indefinitely; but their deduction is limited to 80% of annual taxable income. In addition, the Company has federal and state tax credit carryforwards of $733 million that can be carried forward for 20 years and begin to expire in 2039. The NOLs and tax credits are fully offset by a valuation allowance. Additionally, the Company has $16,332 million of carryforwards for state NOLs.

Under Sections 382 and 383 of the Internal Revenue Code of 1986 (“Code”), an “ownership change” can impose annual limitations on NOLs and other credits (such as R&D tax credits). A greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period can be considered an “ownership change”. As a result of such “ownership changes” previously experienced by the Company, tax credits are limited in their utilization, and the amounts above reflect such adjustment. NOLs are not expected to be limited.

Unrecognized Tax Benefits

The Company records uncertain tax positions using a two-step process. First, by determining whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and second, for those tax positions that meet the more-likely-than-not recognition threshold, by recognizing the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. When applicable, the Company includes interest and penalties related to income tax matters within the provision for income taxes. The Company had immaterial accrued interest and penalties through 2025.

The majority of the Company’s unrecognized tax benefits relate to its United States R&D tax credit, with an immaterial reserve on a position taken for the deductibility of stock compensation on a prior year foreign tax return. Because a full valuation allowance is maintained in the United States, there is no impact to the Consolidated Balance Sheets, and if recognized, none of the unrecognized tax benefit would impact the Company’s effective tax rate.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following activity related to unrecognized tax benefits (in millions):

	Years Ended December 31,
	2024	2025
Beginning balance	$61	$80
Additions for current year tax positions	17	1
Additions for tax positions of prior years	2	—
Ending balance	$80	$81

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, plus state and foreign jurisdictions. Tax years after 2020 remain open in the Company’s major jurisdictions and are subject to examination by the taxing authorities. In late 2025, the Company received notification that its 2023 United States federal income tax return was selected for examination. Due to the Company’s losses in the United States, the audit is not expected to result in a tax liability.

Legislative Updates

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA”) was signed into law, introducing significant changes to the United States federal income tax code. The OBBBA includes provisions affecting corporate taxation, including the permanent restoration of 100% bonus depreciation on qualified property, the reinstatement of immediate expensing for domestic research and development ("R&D") costs, and changes to the deductibility of business interest expense. The Company continues to maintain a valuation allowance against its United States deferred tax assets as it is more likely than not that these assets will not be realized. However, the Company evaluated the impact of the OBBBA on its taxable income calculation, which is primarily driven by the removal of the capitalization requirement for domestic R&D. Because of the Company's losses in the United States, historical unamortized domestic costs will continue to be capitalized for tax purposes.

The Company does not expect to be subject to the Organization for Economic Co-operation and Development’s global minimum tax in any jurisdiction because of safe harbors. However, the requirements in each country will continue to be monitored and evaluated by the Company.

13. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan ("2015 Stock Plan") and 2021 Incentive Award Plan (“2021 Stock Plan” and, together, “Stock Plans”) permit the grant of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, non-employee directors, and consultants. The Company’s stock options have seven- or ten-year contractual terms, and unvested stock options and RSUs generally are forfeited upon the termination of a grantee’s service. The Company has elected to recognize forfeitures as an adjustment to compensation expense for options and RSUs in the same period as the forfeitures occur. As of December 31, 2025, 32 million and 189 million shares were reserved for issuance under the 2015 Stock Plan and 2021 Stock Plan, respectively.

The Company’s RSUs generally vest in quarterly installments based on a requisite service period of two to four years of continuous service, and stock options generally vest in annual installments based on a requisite service period of four to five years of continuous service. From time to time, RSUs and options may contain performance conditions related to production and other targets. Expense is recognized on an accelerated basis for awards granted prior to the Company's November 2021 initial public offering (“IPO”) as the IPO was a performance condition. For awards granted after the IPO, the Company has elected to use the straight-line expense recognition on awards with only service conditions.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The payment of bonus incentives in the form of stock-based awards granted under the 2021 Stock Plan vest immediately upon grant during the three months ended March 31 of each year. The bonus incentives are subject to certain performance conditions related to financial, operational, and other organizational targets. As of December 31, 2024 and 2025, the total amount of accrued stock-based bonus incentives was $49 million and $119 million, respectively, within the “Payroll and related costs” component of “Accrued liabilities” on the Consolidated Balance Sheets. Refer to Note 11 "Accrued Liabilities" for more information about accrued liabilities.

The following table summarizes the Company’s restricted stock unit and stock option activity during the year ended December 31, 2025:

	RSUs			Stock Options
	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value		Number of Shares (in millions)	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	61	$14.10		60	$13.60
Granted	66	12.07		40	14.86
Vested / Exercised	(51)	13.81		(2)	3.80
Forfeited / Cancelled	(10)	13.16		(21)	21.88
Outstanding at December 31, 2025	66	$12.49	[1]	77	$12.35	[1]	6.9	$595
Vested and expected to vest at December 31, 2025	66	$12.49		77	$12.35		6.9	$595
Exercisable at December 31, 2025	—	$—		31	$8.23		3.4	$382
[1]Ending Outstanding Weighted Average amounts do not recalculate due to the effects of rounding.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2024 was $15.25 and $10.50, respectively. The total fair value of RSUs vested during the years ended December 31, 2023, 2024 and 2025 was $630 million, $720 million and $697 million, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023, 2024 and 2025 was $10.49, $6.91, and $9.74, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2024 and 2025 was $29 million, $28 million, and $26 million, respectively. The weighted-average grant-date fair value of stock options outstanding at December 31, 2024 and 2025 was $10.05 and $10.79, respectively. The weighted-average grant-date fair value of stock options exercisable at December 31, 2025 was $11.99.

As of December 31, 2025, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,131 million, which is expected to be recognized over a weighted-average period of 5.2 years for stock options and 1.8 years for RSUs.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“ESPP”) is designed to allow eligible employees to purchase shares of Class A common stock at a 15% discount, generally at consecutive intervals of approximately six months, with their accumulated payroll deductions. The number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 22 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, equal to the lesser of (A) 1% of the aggregate number of shares of all classes of common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of Class A common stock as determined by the board of directors; provided, however, that no more than 185 million shares of Class A common stock may be issued under the ESPP. As of December 31, 2025, 42 million shares were reserved for issuance under the ESPP.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CEO Award

In January 2021, the Company granted an option to purchase 27 million shares of Class A common stock with an aggregate fair value of $241 million to the CEO, with approximately seven million shares subject to only a service condition, vesting over a requisite service period of six years following the Company’s initial public offering (“IPO”) in November 2021. The remaining approximately 20 million shares underlying the option were subject to both a service and a market condition, vesting in installments based on the achievement of share price goals following the IPO, measured over a specified period ending on the tenth anniversary of the award (“original market-based award”).

In November 2025 (the “Grant Date” or “Modification Date”), the original market-based award was cancelled and replaced by a grant to the CEO of an option to purchase up to 36.5 million shares of the Company’s Class A common stock under the 2021 Stock Plan. 14.5 million shares underlying the option are subject to both a service and a performance condition, split among various adjusted operating income and cash flow from operations targets, and approximately 22 million shares underlying the option are subject to both a service and a market condition, vesting in installments based on the achievement of share price goals and defined service dates. The per share exercise price is the closing stock price as of the Grant Date.

For any shares underlying the option to vest, the CEO must remain in continuous service through the date on which achievement of the performance or market conditions can be determined, as well through various anniversaries of the Grant Date. Shares underlying the option that are subject to performance conditions and stock price hurdles under $100 will vest in five equal annual installments, while shares subject to stock price hurdles of $100 or more will vest in seven equal annual installments. The option has a 10-year term to expiration.

The replaced award is accounted for as a modification effective upon the Grant Date of the replacement award. As a result, the total stock-based compensation expense that will be recognized on the replacement award over the requisite service period following the Grant Date if all of the performance conditions are achieved will equal the unrecognized expense on the replaced award, plus the incremental fair value of the replacement award in excess of the fair value of the replaced award, as of the Modification Date. The estimated incremental fair value of the replacement award is $285 million. The requisite service period for each tranche of the option containing a performance condition is the later of the explicit service period and the implicit service period, based on the expected assessment date at which it is probable that the performance condition will be determined to be achieved. The requisite service period for each tranche of the option containing a market condition is the later of the derived service period and the explicit service period.

Stock-based compensation expense allocated to the portion of the option containing a performance condition is not recognized unless the Company determines that achievement of the performance condition is probable. As of December 31, 2025, stock-based compensation expense allocated to the portion of the option containing a performance condition that is not considered probable of being achieved was not material. Stock-based compensation expense recognized on the replacement award was not material for the year ended December 31, 2025, and as of December 31, 2025, the total unrecognized stock-based compensation expense on the modified award was $355 million, expected to be recognized over a weighted-average period of 5.8 years.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Assumptions

The exercise price of all stock options granted during the years ended December 31, 2023, 2024 and 2025 was equal to or greater than the fair market value of Rivian's stock at the date of grant.

The fair values of the CEO’s original market-based award and replacement market-based award as of the Grant Date were estimated using a Monte Carlo analysis capturing simulations of the Company's projected stock price over remaining time horizon of each award, averaging the payoff associated with any simulations resulting in one or more targets being met and discounting that figure to present value at the risk-free rate to arrive at the expected value of each tranche of each of the awards. The assumptions used in the Monte Carlo simulations as of the Grant Date of the replacement market-based award are as follows:

	Original Award	Replacement Award
Stock price	$15.22	$15.22
Exercise price	$21.72	$15.22
Volatility	62.5%	57.5%
Risk-free rate	3.7%	4.1%
Expiration date	1/19/2031	11/6/2035

The Company generally estimates the grant-date fair value of stock options using a Black-Scholes option pricing model, which was used to estimate the fair value of the performance-based portion of the CEO’s replacement award. Expected volatility is based on a weighted-average of historical volatility rates of peer companies and the Company’s implied volatility. The dividend yield is estimated based on the rate at which the Company expects to pay dividends. The risk-free rate is based on the United States Treasury yield curve for zero-coupon Treasury notes with maturities approximating the respective expected term of the stock option. The expected term represents the average time the Company’s stock options are expected to be outstanding. As the Company’s stock options were not exercisable prior to the IPO in November 2021, there is not sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, the expected term is estimated based on the weighted-average midpoint of expected vest date and expiration date.

The weighted-average assumptions used in the Black-Scholes option pricing model for all stock options granted were as follows:

	Years Ended December 31,
	2023	2024	2025
Volatility	61.4%	62.5%	59.3%
Dividend yield	—%	—%	—%
Risk-free rate	4.0%	4.2%	4.0%
Expected term (in years)	6.3	6.3	8.5

The grant-date fair value of RSUs is equal to the closing trading price of the Company‘s common stock on the grant date.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. RELATED PARTY TRANSACTIONS

Volkswagen Group

On June 30, 2025, the Company received $1,000 million from Volkswagen Group in exchange for $750 million of the Company’s Class A common stock, calculated based on the Company’s 30-trading day volume-weighted average price prior to share issuance (i.e., calculated using the trading days in the period from May 15, 2025 through June 27, 2025). The Company issued 51,502,854 shares at a price of $14.56 per share and recorded deferred revenues for the $250 million premium received within “Current portion of deferred revenues, lease liabilities, and other liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets (see Note 1 "Presentation and Nature of Operations" for more information). As a result of this transaction, Volkswagen Group’s beneficial ownership increased to more than 10% of the Company’s voting interests, causing Volkswagen Group to become a principal stockholder and related party of the Company as of June 30, 2025. Accordingly, starting on June 30, 2025, all of the consolidated Joint Venture’s transactions with Volkswagen Group are related party transactions. Refer to Note 19 "Variable Interest Entities" for information about the consolidation of the Joint Venture and Note 4 "Revenues" for information about revenues and deferred revenues associated with Volkswagen Group.

Amazon

The Company recorded $823 million, $1,040 million, and $900 million in revenues from Amazon.com, Inc. and its affiliates (“Amazon”) for the years ended December 31, 2023, 2024, and 2025 in the Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2024 and 2025, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Consolidated Balance Sheets were $68 million and $11 million, respectively. Deferred revenues related to EDV sales were $135 million, primarily for extended service contracts, as of December 31, 2024 and $365 million, primarily for advance payments and extended service contracts, as of December 31, 2025. Refer to Note 4 "Revenues" for more information.

In June 2025, the Company began selling Rivian Adventure Gear via the Amazon.com platform. For the year ended December 31, 2025, sales commissions paid to Amazon were not material.

The Company has provided a share-based sales incentive to Amazon in the form of warrants to purchase shares of Class A common stock. The carrying value of the warrants was not material as of December 31, 2024 and 2025 and is amortized as an offset against revenues as EDVs are sold. The offset against revenues for the years ended December 31, 2023, 2024, and 2025 was not material.

The Company obtains data services, including hosting, storage, and compute from Amazon. During the years ended December 31, 2023, 2024 and 2025, expenses related to these services of $63 million, $94 million, and $188 million, respectively, were recorded in “Research and development” and “Selling, general, and administrative” in the Consolidated Statements of Operations. As of December 31, 2024 and 2025, the unpaid amounts related to these services were not material.

Refer to Note 16 "Commitments and Contingencies" for more information about unconditional purchase obligations with Amazon.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2024 and 2025, 1,123 million and 1,236 million shares of Class A common stock were issued and outstanding, respectively. In July 2025, 4 million shares of Class B common stock converted into shares of Class A common stock. As of December 31, 2024 and 2025, 8 million and 4 million shares of Class B common stock were issued and outstanding, respectively. As of December 31,

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024 and 2025, 3,500 million and 5,250 million shares of Class A common stock, respectively, and 8 million shares of Class B common stock were authorized.

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

At the option of the holder, shares of Class B common stock are convertible anytime into an equal number of shares of Class A common stock. Each outstanding share of Class B common stock will automatically convert into one share of Class A common stock upon the earliest to occur of (a) the five-year anniversary of the Company’s IPO (i.e., November 2026), (b) the date fixed by the board of directors within six months of the death or disability of the Company’s CEO, and (c) the date fixed by the board of directors within six months of the date that the number of outstanding shares of Class B common stock held by the Company’s CEO represents less than 30% of the shares of Class B common stock outstanding. Any shares of Class B common stock that are no longer owned by the Company’s CEO or their affiliates will automatically convert into an equal number of shares of Class A common stock upon transfer of ownership.

Stock Warrants

As of December 31, 2023, 2024, and 2025, the Company had warrants outstanding and exercisable to purchase 12 million shares of Class A common stock, with a weighted-average exercise price of $6.84. The weighted-average remaining contractual life of common stock warrants outstanding and exercisable as of December 31, 2023, 2024, and 2025 is 5 years, 4 years, and 3 years, respectively. There were no common stock warrants granted during the years ended December 31, 2023, 2024, and 2025.

16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

Loss contingencies arise from claims, assessments, litigation, fines, penalties, and other sources and are recognized as accrued liabilities when management believes that a loss is probable and the amount can be reasonably estimated. Gain contingencies are recognized only when realized. In the event any losses are sustained in excess of accrued liabilities, they are charged against income in the period in which they occur. In evaluating loss contingencies, management takes into consideration factors such as historical experience with matters of a similar nature, specific facts and circumstances, and the likelihood of avoiding the loss. Accrued liabilities for loss contingencies are evaluated and updated as matters progress over time. It is reasonably possible that some of the loss contingencies for which accrued liabilities have not been established could be resolved unfavorably to the Company and could require recognizing future expenditures. Legal costs related to contingencies are recognized as expenses as they are incurred.

Loss contingencies that the Company evaluates primarily include potential costs related to supply contracts, which can be, for example, a result of changing demand forecasts or design modifications, in addition to potential payments resulting from legal proceedings, such as commercial or employment-related litigation, and other events. Although the Company believes it has valid defenses with respect to legal proceedings, as of December 31, 2024 and 2025, the Company recorded approximately $110 million and $350 million, respectively, for estimated contingent losses in “Accrued liabilities” on the Consolidated Balance Sheets. As of December 31, 2025, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $430 million, or an excess of $80 million over the accrued liability recorded. The Company expects the majority of loss contingencies comprising the accrued liability to be concluded within the next 12 to 24 months. These amounts include the Company's estimates of probable and reasonably possible contingent losses corresponding to all lawsuits alleging securities law claims based on some or all of the facts alleged in the lawsuit described in the following paragraph, including derivative lawsuits.

Between March 7, 2022 and April 19, 2022, three alleged stockholders (the “Plaintiffs”) filed lawsuits against Rivian Automotive, Inc., certain of the Company’s officers and directors, and the Company’s initial public offering (“IPO”)

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
underwriters on behalf of a putative class of purchasers of common stock in the Company’s IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al, 22-cv-01524-JLS-E (C.D. Cal.). Following the conclusion of summary judgment briefing and mediation activities in September 2025, on October 23, 2025 the parties signed a Stipulation of Settlement and Plaintiffs filed a Motion for Preliminary Approval of the settlement, resulting in an anticipated settlement payment of $250 million. The Court issued its Order granting preliminary approval of the proposed settlement on December 18, 2025. The corresponding expense recorded within “Other income (expense), net” in the Consolidated Statements of Operations during the year ended December 31, 2025 was reduced by $64 million in related insurance recoveries that the Company determined were probable of receipt. As of December 31, 2025, $17 million of the anticipated insurance recoveries were funded, and the remaining $47 million in expected insurance recoveries is reflected in “Other current assets” on the Consolidated Balance Sheets. The remaining anticipated settlement payment of $233 million is reflected in “Accrued liabilities” on the Consolidated Balance Sheets as of December 31, 2025.

The remaining $233 million settlement payment was funded into escrow in January 2026, with $186 million funded by the Company and $47 million funded by insurance recoveries.

Unconditional Purchase Obligations

The Company has entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily relate to inventory purchase requirements, varying by vendor, and data services, including hosting, storage, and compute from Amazon. Future payments under unconditional purchase obligations having a remaining term in excess of one year as of December 31, 2025 are as follows (in millions):

Total Future Payments
2026	$164
2027	194
2028	116
2029	52
2030 and thereafter	37
Total	$563

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including shares underlying the Green Convertible Notes, stock options, unvested RSUs, shares underlying the Company’s ESPP, other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, as in the case of Green Convertible Notes, 2026 Convertible Note issued to Volkswagen Group in June 2024, stock options containing a market condition, and other stock-based awards. The 2026 Convertible Note converted into shares of the Company’s Class A common stock in December 2024.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Years Ended December 31,
	2023	2024	2025
Green Convertible Notes	149	149	149
RSUs, ESPP, and other stock-based awards	64	65	72
Stock options	62	60	77
Stock warrants	12	12	12
Total	287	286	310

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2023	2024	2025
Numerator
Net loss attributable to Rivian	$(5,432)	$(4,747)	$(3,646)
Net loss attributable to common stockholders, basic and diluted	$(5,432)	$(4,747)	$(3,646)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	947	1,013	1,186
Effect of dilutive securities	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	947	1,013	1,186

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(5.74)	$(4.69)	$(3.07)

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SEGMENT INFORMATION

The Company defines its segments on the basis by which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to evaluate financial performance, make operating decisions, and allocate resources. The Company’s Chief Executive Officer(“CEO”) has been identified as the CODM. The Company analyzes the results of the business through two reportable segments, Automotive and Software and Services.

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

As of and for the years ended December 31, 2024 and 2025, the Company’s assets and revenues were primarily in the United States. The CODM does not receive segment asset information as it is not used to assess each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

	Year Ended December 31, 2025
	Automotive	Software and Services	Consolidated
Revenues	$3,830	$1,557	$5,387
Cost of revenues	4,262	981	5,243
Gross profit	$(432)	$576	$144

	Year Ended December 31, 2024
	Automotive	Software and Services	Consolidated
Revenues	$4,486	$484	$4,970
Cost of revenues	5,693	477	6,170
Gross profit	$(1,207)	$7	$(1,200)

	Year Ended December 31, 2023
	Automotive	Software and Services	Consolidated
Revenues	$4,132	$302	$4,434
Cost of revenues	6,150	314	6,464
Gross profit	$(2,018)	$(12)	$(2,030)

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. VARIABLE INTEREST ENTITIES

Rivian and Volkswagen Group Technologies, LLC

In November 2024, the Company established a joint venture, Rivian and Volkswagen Group Technologies, LLC, with Volkswagen Group. The Joint Venture was established as an electrical architecture technology company with a focus on software, electronic control units and related network architecture design and development.

The Company and Volkswagen Group each contributed working capital, certain assets, and personnel to the Joint Venture in exchange for 50% each of the equity interests in the Joint Venture. The ”Noncontrolling interest” in the Joint Venture recorded in the Statement of Changes in Stockholders’ Equity was based on the carrying value of the net assets of the Joint Venture immediately before the $92 million in net assets were contributed by Volkswagen Group.

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

The Joint Venture is a Variable Interest Entity (“VIE”), and the Company’s equity interest in the Joint Venture is a variable interest requiring consolidation, because the Company has determined that it is the primary beneficiary of the Joint Venture. The Company is the primary beneficiary of the Joint Venture as a result of several factors, including that the Co-CEO appointed by the Company is the Chief Software Officer of the Company, as well as the Chief Technology Officer of the Joint Venture. In this role, the Co-CEO appointed by the Company directs the overall technical strategy of the Joint Venture, as well as its execution, which are key activities of the Joint Venture. Additionally, a portion of the Joint Venture’s workforce performs services exclusively for the Company.

The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Consolidated Balance Sheets as “Noncontrolling interest” and in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”. As of December 31, 2024, the consolidated assets of the Joint Venture were approximately $250 million and primarily comprised of cash. As of December 31, 2025, the consolidated assets of the Joint Venture were approximately $800 million and primarily comprised of cash, accounts receivable, and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" and Note 4 “Revenues” for more information). As of December 31, 2024 and 2025, the consolidated liabilities of the Joint Venture were approximately $155 million and $570 million, respectively, primarily comprised of the current portion of deferred revenue.

Mind Robotics, Inc. and Mind Robotics, LLC

In November 2025, Mind Robotics, Inc. and Mind Robotics, LLC (together, “Mind Robotics”) were established to focus on advancement of industrial AI and robotics and issued Series Seed preferred shares to third parties (primarily Eclipse Ventures) in exchange for approximately $112 million, as well as to Rivian in exchange for cash and a license to intellectual property developed for use in industrial automation with a combined fair value of approximately $128 million. The resulting equity interest held by the Company is 53.5%. The Noncontrolling interest in Mind Robotics recorded in the Statement of Changes in Stockholders’ Equity was based on the carrying value of the net assets of Mind Robotics immediately before the $112 million in net assets were contributed by third parties.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mind Robotics is a separate legal entity with its own board of directors, comprised of four seats. Eclipse Ventures and the Company each have one appointed director, and the Company will retain its right to appoint such director until its ownership share decreases below a defined threshold. Separately, the Company’s CEO, RJ Scaringe, has been appointed to Mind Robotics’s board of directors, with Common Unit holders and RJ Scaringe, subject to certain requirements, retaining the right to appoint and remove such director.

Mind Robotics is a VIE primarily because the Company currently has disproportionately few voting rights, the Mind Robotics board of directors currently controls the activities that most significantly impact its economic performance, and given Mind Robotics’s very limited operations to date, substantially all of its activities currently involve the Company. The Company has determined it is currently the primary beneficiary of Mind Robotics as it currently has the power to direct the activities that most significantly impact its economic performance. Accordingly, the Company’s equity interest in Mind Robotics is a variable interest requiring consolidation as of December 31, 2025.

The remaining 46.5% equity interest held by outside investors and its corresponding portion of net income or loss are reflected in stockholders’ equity on the Consolidated Balance Sheets as “Noncontrolling interest” and in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”. As of December 31, 2025, the consolidated assets of Mind Robotics were approximately $115 million, comprised of cash and cash equivalents, and consolidated liabilities were not material.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and carrying out a variety of ongoing procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO“) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP.

As of December 31, 2025, our management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting using the framework issued by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

A company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

RIVIAN AUTOMOTIVE, INC.
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

KPMG LLP, the Company’s independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 73 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) Rule 10b5-1 Trading Plans

On November 24, 2025, Karen Boone, a member of the Company’s board of directors and Lead Independent Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 20,000 shares of the Company’s Class A Common Stock. Ms. Boone’s Rule 10b5-1 trading arrangement is scheduled to expire no later than July 31, 2026. Except for the foregoing, during the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

RIVIAN AUTOMOTIVE, INC.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

RIVIAN AUTOMOTIVE, INC.
PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	06/20/2025
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Sixth Amended and Restated Investors’ Rights Agreement, dated as of November 13, 2024, by and among the Registrant and certain holders of its capital stock, as amended	10-K	001-41042	4.2	02/24/2025
4.3	Indenture, dated as of March 10, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41042	4.1	03/10/2023
4.4	Form of certificate representing the 4.625% Green Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.3)	8-K	001-41042	4.2	03/10/2023
4.5	Indenture, dated as of October 11, 2023, between Rivian Automotive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41042	4.1	10/11/2023
4.6	Form of certificate representing the 3.625% Green Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.5)	8-K	001-41042	4.2	10/11/2023
4.7	Description of Capital Stock	10-K	001-41042	4.3	2/26/2024
4.8†	Convertible Promissory Note Purchase Agreement, dated as of June 25, 2024, between Rivian Automotive, Inc. and Volkswagen International America Inc.	8-K	001-41042	4.1	06/25/2024
4.9	Form of Senior Convertible Promissory Note (included as Exhibit A to Exhibit 4.8)	8-K	001-41042	4.2	06/25/2024
4.10	Indenture, dated as of June 12, 2025, between Rivian Holdings, LLC, Rivian, LLC, and Rivian Automotive, LLC and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	001-41042	4.1	06/12/2025
4.11	Form of certificate representing the 10.000% Senior Secured Green Notes due 2031 (included as Exhibit A to Exhibit 4.10).	8-K	001-41042	4.2	06/12/2025

RIVIAN AUTOMOTIVE, INC.

10.1#	2015 Long-Term Incentive Plan, as amended, and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.1	11/01/2021
10.2#	2021 Incentive Award Plan and forms of option and restricted stock unit agreements thereunder	S-1/A	333-259992	10.2	11/01/2021
10.3#	Form of Performance Stock Unit Award Agreement under the Rivian Automotive, Inc. 2021 Incentive Award Plan	10-Q	001-41042	10.3	08/08/2023
10.4#	Non-Employee Director Compensation Program (effective April 1, 2023)	10-Q	001-41042	10.2	08/08/2023
10.5#	2021 Employee Stock Purchase Plan	S-1/A	333-259992	10.4	11/01/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-259992	10.5	11/01/2021
10.7+	Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-41042	10.1	04/19/2023
10.8#	Employment Agreement by and between Rivian Automotive, LLC and Robert Joseph Scaringe	S-1/A	333-259992	10.7	11/01/2021
10.9#	Employment Agreement by and between Rivian Automotive, LLC and Claire McDonough	S-1/A	333-259992	10.9	11/01/2021
10.10#*	Employment Agreement by and between Rivian Automotive, LLC and Michael Callahan
10.11#	Rivian Executive Bonus Plan	10-Q	001-41042	10.1	11/09/2022
10.12†	Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	S-1	333-259992	10.12	10/01/2021
10.13†	Work Order No. #1 to the Framework Agreement, dated as of September 16, 2019, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.htm	S-1	333-259992	10.13	10/01/2021
10.14†	Commercial Letter Agreement, dated as of February 15, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.14	10/01/2021

RIVIAN AUTOMOTIVE, INC.

10.15†	Amendment to Commercial Letter Agreement, dated as of September 6, 2019, by and between Rivian Automotive, Inc. and Amazon.com, Inc.	S-1	333-259992	10.15	10/01/2021
10.16	Indenture, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	S-1/A	333-259992	10.19	10/22/2021
10.17	Note Purchase Agreement, dated as of October 8, 2021, by and among Rivian Holdings, LLC, Rivian, LLC, Rivian Automotive, LLC and the purchasers party thereto.	S-1/A	333-259992	10.20	10/22/2021
10.18†	Amendment No. 1 to the Framework Agreement, dated as of October 26, 2021, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.20	02/28/2023
10.19	Amendment to the Warrant to Purchase Series C Preferred Stock, dated as of October 31, 2021, by and between Rivian Automotive, Inc. and Amazon.com NV Investment Holdings LLC.	S-1/A	333-259992	10.21	11/01/2021
10.20	Economic Development Agreement, dated as of May 2, 2022, by and among Rivian Horizon, LLC, the State of Georgia and the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	05/06/2022
10.21	First Amendment to Economic Development Agreement, dated as of September 26, 2023 by and among Rivian Horizon, LLC, the State of Georgia acting by and through the Georgia Department of Economic Development, and Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County	8-K	001-41042	10.1	09/29/2023
10.22	Rental Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.1	11/13/2023
10.23	Bond Purchase Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.2	11/13/2023
10.24	Option Agreement, dated as of November 1, 2023, by and between Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County and Rivian Horizon, LLC	8-K	001-41042	10.3	11/13/2023
10.25†	Amendment No. 2 to the Framework Agreement, dated as of January 1, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-K	001-41042	10.26	02/28/2023
10.26†	Amendment No. 3 to the Framework Agreement, dated as of November 7, 2023, by and between Rivian Automotive, LLC and Amazon Logistics, Inc.	10-Q	001-41042	10.6	11/07/2023
10.27	Form of Capped Call Confirmations	8-K	001-41042	10.1	10/11/2023

RIVIAN AUTOMOTIVE, INC.

10.28	Form of Additional Capped Call Confirmations	8-K	001-41042	10.2	10/11/2023
10.29^†	REV Tax Credit Agreement effective as of April 29, 2024, by and among Rivian Automotive, LLC, and Rivian, LLC, and the State of Illinois acting by and through the Department of Commerce and Economic Opportunity	8-K	001-41042	10.1	05/03/2024
10.30^†	Transaction Agreement, dated as of November 12, 2024, by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft	8-K	001-41042	10.1	11/12/2024
10.31^†	Investment Agreement, dated as of November 13, 2024, by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft	10-K	001-41042	10.34	02/24/2025
10.32^	Loan Agreement, dated as of November 13, 2024, by and between Rivian and VW Group Technology, LLC and Volkswagen Specter LLC	10-K	001-41042	10.35	02/24/2025
10.33^	Loan Agreement, dated as of November 13, 2024, by and between Rivian JV SPV, LLC, Rivian and VW Group Technology, LLC and Rivian Automotive, Inc.	10-K	001-41042	10.36	02/24/2025
10.34^†	Loan Arrangement and Reimbursement and Sponsor Support Agreement, effective as of January 16, 2025, by and among Rivian New Horizon, LLC, Rivian Automotive, Inc. and the United States Department of Energy	8-K	001-41042	10.1	01/16/2025
10.35	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 8, 2025, by and among Rivian Holdings, LLC, as Borrower Representative, the borrowers and guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-41042	10.1	04/09/2025
10.36	Amendment No. 1 to Investment Agreement, dated as of April 17, 2025 by and among Rivian Automotive, Inc., Volkswagen International America Inc. and Volkswagen Aktiengesellschaft	10-Q	001-41042	10.2	05/06/2025
10.37†	Letter Agreement, dated as of June 29, 2025, to the Investment Agreement, dated as of November 13, 2024, by and among Volkswagen International America Inc., Rivian Automotive, Inc., and Volkswagen Aktiengesellschaft	10-Q	001-41042	10.1	08/05/2025
10.38#*	Form of Mind Robotics, LLC Common Unit Grant Agreement
19.1	Insider Trading Compliance Policy	10-K	001-41042	19.1	02/24/2025
21.1*	List of Subsidiaries of Rivian Automotive, Inc.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

RIVIAN AUTOMOTIVE, INC.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-41042	97.1	2/26/2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer, Chairman of the Board of Directors
Date: February 12, 2026		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Scaringe	Chief Executive Officer, Chairman of the Board of Directors	February 12, 2026
Robert J. Scaringe	(Principal Executive Officer)

/s/ Claire McDonough	Chief Financial Officer	February 12, 2026
Claire McDonough	(Principal Financial Officer)

/s/ Sreela Venkataratnam	Chief Accounting Officer	February 12, 2026
Sreela Venkataratnam	(Principal Accounting Officer)

/s/ Karen Boone	Director	February 12, 2026
Karen Boone

/s/ Sanford Schwartz	Director	February 12, 2026
Sanford Schwartz

/s/ Aidan Gomez	Director	February 12, 2026
Aidan Gomez

/s/ Peter Krawiec	Director	February 12, 2026
Peter Krawiec

/s/ Jay Flatley	Director	February 12, 2026
Jay Flatley

/s/ John Krafcik	Director	February 12, 2026
John Krafcik