Form 10-Q
period 2026-03-31
Rivian Automotive, Inc. / DE
filed 2026-04-30
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 21, 2026, 1,256,505,294 shares of the registrant's Class A common stock were outstanding, and 3,912,500 shares of the registrant's Class B common stock were outstanding.

1

RIVIAN AUTOMOTIVE, INC.

FORM 10-Q
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, facility construction, regulatory and political developments, current and expected future investments by Volkswagen Group, our partnership with and current and expected future investments by Uber Technologies, Inc., funding of the DOE Loan (as defined herein), other strategic investments, and our objectives for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2025	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$3,579	$2,845
Short-term investments (Note 5)	2,503	1,985
Accounts receivable, net	555	342
Inventory (Note 6)	1,594	1,543
Other current assets	361	330
Total current assets	8,592	7,045
Property, plant, and equipment, net (Note 7)	5,119	5,434
Operating lease assets, net	571	601
Strategic investments (Note 2)	119	669
Other non-current assets	463	484
Total assets	$14,864	$14,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595	$754
Accrued liabilities (Note 9)	1,438	1,045
Current portion of deferred revenues, lease liabilities, and other liabilities (Note 9)	1,660	1,554
Total current liabilities	3,693	3,353
Long-term debt (Note 8)	4,440	4,442
Non-current lease liabilities	551	580
Other non-current liabilities (Note 9)	1,586	1,429
Total liabilities	10,270	9,804
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2025 and March 31, 2026	—	—
Common stock, $0.001 par value; 5,258 and 5,258 shares authorized and 1,240 and 1,260 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively (Note 14)	1	1
Additional paid-in capital	31,508	31,767
Accumulated deficit	(26,951)	(27,367)
Accumulated other comprehensive income	8	2
Noncontrolling interest	28	26
Total stockholders' equity	4,594	4,429
Total liabilities and stockholders' equity	$14,864	$14,233

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Automotive	$922	$908
Software and services	318	473
Total revenues (Note 3)	1,240	1,381
Automotive	830	970
Software and services	204	292
Total cost of revenues	1,034	1,262
Gross profit	206	119
Operating expenses
Research and development	381	458
Selling, general, and administrative	480	542
Total operating expenses	861	1,000
Loss from operations	(655)	(881)
Interest income	81	50
Interest expense (Note 8)	(72)	(65)
Other income, net	107	478
Loss before income taxes	(539)	(418)
Provision for income taxes	(2)	2
Net loss	(541)	(416)
Less: Net income attributable to noncontrolling interest	4	—
Net loss attributable to common stockholders	$(545)	$(416)
Net loss attributable to common stockholders, basic and diluted	$(545)	$(416)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(0.48)	$(0.33)
Weighted-average common shares outstanding, basic and diluted (Note 14)	1,137	1,249

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Net loss	$(541)	$(416)
Other comprehensive income (loss)	3	(7)
Comprehensive loss	(538)	(423)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	(1)
Comprehensive loss attributable to common stockholders	$(542)	$(422)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non-controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562
Capital stock issuance	15	—	2	—	—	—	2
Stock-based compensation	—	—	204	—	—	—	204
Other comprehensive income	—	—	—	—	3	—	3
Net (loss) income	—	—	—	(545)	—	4	(541)
BALANCE - March 31, 2025	1,146	1	30,072	(23,850)	(1)	8	6,230

BALANCE - December 31, 2025	1,240	$1	$31,508	$(26,951)	$8	$28	$4,594
Capital stock issuance	20		1	—	—	—	1
Deconsolidation of Mind Robotics, Inc.	—	—	(48)	—	—	(1)	(49)
Stock-based compensation	—	—	306	—	—	—	306
Other comprehensive loss	—	—	—	—	(6)	(1)	(7)
Net (loss) income	—	—	—	(416)	—	—	(416)
BALANCE - March 31, 2026	1,260	1	31,767	(27,367)	2	26	4,429

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities:
Net loss	$(541)	$(416)
Depreciation and amortization	200	194
Stock-based compensation expense	188	207
Gain on strategic investments	(101)	(506)
Other non-cash activities	20	74
Changes in operating assets and liabilities:
Accounts receivable, net	31	211
Inventory	(364)	(80)
Other assets	14	89
Accounts payable and accrued liabilities	334	(182)
Deferred revenues	59	(290)
Other liabilities	(28)	(4)
Net cash used in operating activities	(188)	(703)

Cash flows from investing activities:
Purchases of equity securities and short-term investments	(835)	(558)
Sales of equity securities and short-term investments	48	16
Maturities of short-term investments	717	1,003
Deconsolidation of Mind Robotics, Inc.	—	(114)
Capital expenditures	(338)	(372)
Net cash used in investing activities	(408)	(25)

Cash flows from financing activities:
Proceeds from stock-based compensation programs	2	1
Other financing activities	(8)	(3)
Net cash used in financing activities	(6)	(2)

Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net change in cash	(601)	(734)
Cash, cash equivalents, and restricted cash—Beginning of period	5,294	3,579
Cash, cash equivalents, and restricted cash—End of period	$4,693	$2,845

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$423	$534
Capital stock issued to settle bonuses	$47	$110
Right-of-use assets obtained in exchange for operating lease liabilities	$73	$60

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

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in stockholders’ equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). The prior period Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been conformed to current period presentation by separately presenting the “Strategic investments” and “Gain on strategic investments” captions, respectively. The prior period amounts on the Condensed Consolidated Balance Sheet were reflected within “Other non-current assets”,and the prior period amounts in the Consolidated Statement of Cash Flows were reflected within “Gain on equity method investment”. Additionally, the captions “Purchases of short-term investments” and “Sales of short-term investments”in the prior period Condensed Consolidated Statement of Cash Flows have been changed to “Purchases of equity securities and short-term investments” and “Sales of equity securities and short-term investments”, respectively, to confirm to current period presentation.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest (see Note 16 "Variable Interest Entities” for more information). Intercompany balances and transactions have been eliminated in consolidation.

Rivian and Volkswagen Group Technologies, LLC

In connection with the formation of Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”), the Company and Volkswagen-US Holding, Inc. (formerly known as Volkswagen International America, Inc.) (“VW”) and Volkswagen Aktiengesellschaft (“VW AG” and together with VW and their respective affiliates, “Volkswagen Group”) entered into an investment agreement (“Investment Agreement”) for additional equity investments in the Company, including an investment pursuant to the achievement of the Testing Milestones defined in the Investment Agreement. The Testing Milestones were achieved in March 2026, and on April 30, 2026 the Company received $1,000 million in exchange for approximately 63 million shares of the Company’s Class A common stock, calculated based on its 30-trading day volume-weighted average price prior to share issuance (i.e., $15.90 per share).

The remaining investment included in the Investment Agreement will be made upon the earlier of January 3, 2028 and the achievement of the Start of Production Milestone defined in the Investment Agreement, whereby the Company will receive $460 million in exchange for $250 million of the Company’s Class A common stock, calculated based on the 30-trading day volume-weighted average price prior to share issuance. See Note 3 "Revenues" for more information.

The Company, together with Rivian JV SPV, LLC (“Joint Venture Equityholder”), and Volkswagen Group also entered into loan agreements (“Loan Agreements”) providing for a committed $1,000 million term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Joint Venture Equityholder to be used by the Company for general corporate purposes. The Company’s loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. See Note 8 “Debt” for more information.

Uber Subscription Agreement

In March 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with SMB Holding Corporation and Uber Technologies, Inc. (together with their affiliates, “Uber”), pursuant to which the Company expects to receive $300 million subject to the satisfaction of customary closing conditions, including the receipt or waiver of required regulatory approvals. In exchange, the Company expects to issue approximately 20 million shares of Class A common stock, equal to $300 million divided by the daily volume-weighted average sale price for the 30 consecutive trading days ending on March 17, 2026 (i.e., $15.34).

The Company will receive up to an aggregate $950 million across the four remaining Milestones defined in the Subscription Agreement, subject to certain conditions and the achievement of each applicable Milestone, certain of which require the fulfillment of proven autonomy quality. Upon achievement of each of the four remaining Milestones, the Company will issue either (i) warrants to purchase Class A common stock with an exercise price of $0.001 per share or (ii) shares of Class A common stock, equal to the applicable Milestone investment received divided by the daily volume-weighted average sale price for the 30 consecutive trading days prior to the corresponding Milestone achievement date.

In connection with the Subscription Agreement, the Company also entered into master framework and vehicle production agreements governing the collaboration with Uber to develop, deploy, and operate autonomous vehicles on Uber's ridehailing and delivery platform, including the design, development, and manufacture of vehicles based on the Company’s R2 platform, equipped with the Company’s Level 4 autonomous driving system.

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

For commodity contracts, the Company records gains and losses resulting from changes in fair value in Automotive “Cost of revenues” in the Condensed Consolidated Statements of Operations and cash flows in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. The Company also may enter into master netting agreements with

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
its counterparties to allow for netting of transactions with the same counterparty. The Company does not utilize derivative instruments for trading or speculative purposes.

The Company has entered into commodity contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2025 and March 31, 2026. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three months ended March 31, 2025 and 2026, gains and losses resulting from changes in fair value were not material.

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

As of December 31, 2025 and March 31, 2026, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2025 and March 31, 2026, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and JP Morgan Chase Bank, N.A. (“Chase Bank”), from which accounts receivable are due to the Company (see Note 3 "Revenues" for more information), are financial institutions that the Company believes are of high credit quality.

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

Strategic Investments

The Company applies the equity method of accounting to investments in the common stock or in-substance common stock of entities over which the Company has significant influence. The carrying value of the Company‘s equity method investments is recorded within “Strategic investments” on the Condensed Consolidated Balance Sheets, with all adjustments to the carrying value, including the Company‘s share of the investee’s results of operations and cash flows, recorded in Other income, net” in the Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had significant influence over the following investments of in-substance common stock, resulting in the equity method of accounting, which the Company has elected to apply on a one-quarter lag.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Also, Inc.

In December 2025, January 2026, and March 2026, Also, Inc. (“Also”) issued additional Series C preferred shares to third parties, resulting in further dilution of the Company’s ownership interest. The aggregate gain associated with the corresponding adjustments to the carrying value of the Company‘s equity method investment is not material. For the three months ended March 31, 2025 and 2026, the Company’s share of Also’s results of operations was not material. As of March 31, 2026 the Company’s ownership interest in Also was 35.3% on a shares outstanding basis.

Mind Robotics, Inc. and Mind Robotics, LLC

In November 2025, the Company established Mind Robotics, Inc. and Mind Robotics, LLC (together, “Mind Robotics”) to advance industrial artificial intelligence and robotics technologies and purchased shares of Series Seed preferred stock in Mind Robotics. The Series Seed preferred shares are convertible into an equal number of common shares at the Company’s option, or automatically in certain cases such as in an initial public offering, participate in dividends on an as-converted basis, and entitle the holder to receive the original issue price of the shares plus any declared and unpaid dividends in preference to holders of common shares in the event of a Deemed Liquidation (as defined in the Mind Robotics Articles of Incorporation). The Company determined that Mind Robotics was a Variable Interest Entity (“VIE”) and that Rivian was its primary beneficiary, resulting in consolidation. As of December 31, 2025, the assets of Mind Robotics were approximately $115 million, primarily consisting of cash and cash equivalents.

Mind Robotics has since established an independent management team, product plan, and standalone operating roadmap and in March 2026 completed a Series A preferred share financing with third-party investors at a substantially higher valuation than the Series Seed preferred. As a result, the Mind Robotics board of directors was expanded from four to five seats with the appointment of an additional director on behalf of an investor in the Series A preferred shares, and the Company experienced ownership dilution. Upon reassessing its involvement with Mind Robotics, the Company determined that Mind Robotics is no longer a VIE because substantially all of its activities no longer involve and are not conducted on behalf of Rivian. Accordingly, the Company deconsolidated Mind Robotics in March 2026 and determined that its retained ownership interest is considered in-substance common stock. As a result, the Company began accounting for its ownership interest under the equity method of accounting.

Upon deconsolidation, the Company derecognized the assets of Mind Robotics which primarily consisted of approximately $114 million in “Cash and cash equivalents”, with the offset recorded to “Additional paid-in capital” and “Noncontrolling interest” on the Condensed Consolidated Balance Sheets. The Company remeasured the carrying value of its retained ownership interest to fair value of approximately $569 million within “Strategic investments” on the Condensed Consolidated Balance Sheets utilizing the Mind Robotics Series A preferred share issuance price. The fair value measurement is classified within Level 2 of the fair value hierarchy because the investment was valued using a quoted price for an identical asset in a market that is not active.

The resulting gain on deconsolidation of $506 million was recorded to “Other income, net” in the Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company’s ownership interest in Mind Robotics was 37.6% on a shares outstanding basis.

Joint Venture Deferred Compensation Program

The Joint Venture provides a deferred compensation program that allows for shares of Volkswagen Group equity and phantom shares, in some cases, to be awarded to its employees, non-employees including directors, and consultants, generally vesting in quarterly installments over 2 years. The corresponding shares held in trust are accounted for as an investment in equity securities and carried at fair value within “Other current assets” and “Other non-current assets” on the Condensed Consolidated Balance Sheets, with unrealized holding gains and losses recorded in “Other income, net” in the Condensed Consolidated Statements of Operations. The accrued liability for deferred compensation also is carried at fair value within “Accrued liabilities” on the Condensed Consolidated Balance Sheets, with changes in fair value recorded to compensation expense in the Condensed Consolidated Statements of Operations. Purchases of shares of Volkswagen Group

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
equity are recorded in “Purchases of equity securities and short-term investments” in the investing section of the Condensed Consolidated Statements of Cash Flows.

The investment in equity securities and accrued liability for deferred compensation are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical assets or liabilities in active markets and were not material as of March 31, 2026. For the three months ended March 31, 2026, unrealized holding gains and losses on the investment in equity securities and deferred compensation expense were not material.

Upcoming Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“DISE”) requires more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt its provisions in the Annual Report on Form 10-K for the year ending December 31, 2027.

3. REVENUES

The following table disaggregates revenue by major source (in millions):

	Three Months Ended March 31,
	2025	2026
New electric vehicles	$764	$850
Regulatory credits	159	59
Software and services	317	472
Total revenues	$1,240	$1,381

New Electric Vehicles

New EV revenues are primarily derived from the sale of consumer and commercial EVs. Revenue from the sale of EVs is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery.

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

The Company’s revenues from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements with consumers for purchased vehicles, were approximately 34% and 18% of the Company’s total revenues during the three months ended March 31, 2025 and 2026, respectively. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company re-evaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of December 31, 2025 and March 31, 2026 the RVRS liability was not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Remarketing revenue is recognized at the point in time when vehicle title and risk of loss transfer to the customer. Revenues for vehicle repair and maintenance services are recognized over time as services are provided.

The combined performance obligation for the services provided by the Joint Venture is satisfied over time, until the vehicle electrical architecture technology and software promised to the customer is completed. In addition to ongoing payments to fund the Joint Venture’s development services, revenue for the combined performance obligation includes the following consideration transferred by the customer:

•$1,295 million received in November 2024 for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology,
•Variable consideration in the form of $250 million received in June 2025 for the achievement of the Financial Milestone
•$210 million to be received no later than January 3, 2028 as part of the Start of Production Milestone payment, and
•$201 million in noncash consideration paid by Volkswagen Group in the form of a loan commitment (see Note 8 "Debt").

The majority of the transaction price is included in the Company’s contract liabilities (i.e., deferred revenues) as of March 31, 2026, and the Company expects to recognize the corresponding revenue through approximately mid-2028, with the amount of revenue recognized each period expected to be relatively consistent over time given the Joint Venture’s steady progress toward satisfaction of the combined performance obligation. It is reasonably possible that the Company’s expectations could change over time according to changes in the pattern of progress, and as a result the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations. The Company recognized $167 million and $282 million of revenue for the combined performance obligation with Volkswagen Group for the three months ended March 31, 2025 and 2026, respectively. As of December 31, 2025 and March 31, 2026, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $328 million and not material, respectively.

Payment for vehicle electrical architecture and software development services is generally due in advance. Payment for remarketing and vehicle repair and maintenance services is typically received when control transfers to the customer or due in accordance with payment terms customary to the business.

Deferred Revenues

The Company recognizes deferred revenues when payments are received or due before the related performance obligation is satisfied. The Company’s deferred revenues are primarily the result of consideration received in advance for the Joint Venture’s combined performance obligation, including ongoing payments to fund the Joint Venture’s development services which are generally recognized as revenues within 12 months of receipt, as well as payments for EVs collected prior to

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
delivery, generally satisfied as vehicles are delivered, extended vehicle repair and maintenance contracts, satisfied over the coverage period, and over-the-air (“OTA”) vehicle software updates which met the definition of a performance obligation until the three months ended December 31, 2025, generally satisfied over the estimated useful life of the EV. The Company’s deferred revenues exclude fully-refundable customer deposits. The following table summarizes the Company’s deferred revenues recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	March 31, 2026
Current portion of deferred revenues, lease liabilities, and other liabilities	$1,277	$1,170
Other non-current liabilities	1,066	884
Total deferred revenues	$2,343	$2,054

As of December 31, 2025 and March 31, 2026, $1,794 million and $1,515 million, respectively, of the Company’s deferred revenues consisted of consideration received from Volkswagen Group. Refer to Note 12 “Related Party Transactions” for deferred revenues corresponding to Amazon.com, Inc. and its affiliates (“Amazon”). Deferred revenues recognized from contract liability balances as of December 31, 2024 and 2025 were $214 million and $376 million for the three months ended March 31, 2025 and 2026, respectively.

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	March 31, 2026
Current portion of deferred revenues, lease liabilities, and other liabilities	$177	$185
Other non-current liabilities	286	270
Total warranty reserve	$463	$455

Warranty expense is recorded as a component of automotive cost of revenues in the Company’s Condensed Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve (in millions):

	Three Months Ended March 31,
	2025	2026
Beginning balance	$473	$463
Warranties issued in period	34	28
Adjustments to pre-existing warranties	(30)	1
Warranty costs incurred	(21)	(37)
Ending balance	$456	$455

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
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2025		March 31, 2026
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,370		$1,315
Commercial paper	2	42	2	51
Money market funds	1	2,142	1	1,329
Term deposits	2	25	2	150
Total cash and cash equivalents		$3,579		$2,845

Short-term investments:
Certificates of deposit	2	$223	2	$257
Commercial paper	2	437	2	350
Corporate bonds	2	464	2	390
Term deposits	2	600	2	450
United States Treasury securities	1	735	1	522
Other items[1]	2	44	2	16
Total short-term investments[2]		$2,503		$1,985

Total cash and cash equivalents and short-term investments		$6,082		$4,830

[1] Includes Yankee bonds.
2 As of December 31, 2025 and March 31, 2026, $257 million and $280 million is due between 12 and 24 months, respectively.

As of December 31, 2025 and March 31, 2026, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 8 "Debt" for more information about the fair value of the Company’s derivative instruments and equity method investment in Mind Robotics, and debt, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. INVENTORY

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The Company primarily calculates the carrying value of inventory using standard cost, which approximates actual cost on the first-in, first-out (“FIFO”) basis. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion. The Company assesses the valuation of inventory and periodically adjusts its carrying value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	March 31, 2026
Raw materials and work in progress	$797	$854
Finished goods	797	689
Total inventory	$1,594	$1,543

7. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	March 31, 2026
Computer equipment, hardware, and software	$699	$723
Land, buildings, and building improvements	1,261	1,662
Leasehold improvements	634	657
Machinery, equipment, vehicles, and office furniture	4,152	4,302
Construction in progress	1,712	1,605
Total property, plant, and equipment	8,458	8,949
Accumulated depreciation and amortization	(3,339)	(3,515)
Total property, plant, and equipment, net	$5,119	$5,434

Depreciation and amortization expense for property, plant and equipment was $189 million and $185 million for the three months ended March 31, 2025 and 2026, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. DEBT

The following table summarizes the components of “Long-term debt” on the Condensed Consolidated Balance Sheets (in millions):

		December 31, 2025		March 31, 2026
	Maturity	Amount (in millions)	Effective interest rate	Amount (in millions)	Effective interest rate

Long-term debt
2029 Green Convertible Notes	2029	1,500	4.8%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2031 Green Secured Notes	2031	1,250	10.6%	1,250	10.5%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(35)		(33)
Long-term debt, less unamortized discount and debt issuance costs		$4,440		$4,442

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

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and March 31, 2026, the fair value of the 2029 Green Convertible Notes was $1,882 million and $1,608 million, respectively.

2030 Green Convertible Notes

In October 2023, the Company issued $1,725 million principal amount of green convertible unsecured senior notes due October 2030 (“the 2030 Green Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Green Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and March 31, 2026, the fair value of the 2030 Green Convertible Notes was $1,958 million and $1,654 million, respectively.

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

The 2031 Green Secured Notes are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”), in each case subject to certain excluded assets and permitted liens. The 2031 Green Secured Notes contain a number of customary covenants similar to the covenants under the ABL Facility. As of March 31, 2026, the Company was in compliance with all covenants required by the 2031 Green Secured Notes.

The 2031 Green Secured Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and March 31, 2026, the fair value of the 2031 Green Secured Notes was $1,231 million and $1,213 million, respectively.

Debt Facilities Not Outstanding

ABL Facility

In April 2025, the Company entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 8, 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit the funding of commitments under the Department of Energy Loan described below, and (iii) amend certain other covenants. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit, with a letter of credit sub-limit of $1,000 million. The ABL Facility contains certain affirmative and negative covenants and conditions to borrowing or taking other actions and is secured by specified assets of a group of the Company’s subsidiaries, which is subject to a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly, effectively restricting the net assets of the group of subsidiaries.

As of March 31, 2026, the Company had no borrowings under the ABL Facility and $223 million of letters of credit outstanding, resulting in availability under the ABL Facility of $564 million after giving effect to the borrowing base and the outstanding letters of credit. As of March 31, 2026, the Company was in compliance with all covenants required by the ABL Facility.

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

Department of Energy Loan

In January 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “Original LARSSA”) with the United States Department of Energy (“DOE”), pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches to be provided by the Federal Financing Bank (“FFB”) to the Borrower. On April 30, 2026, the Borrower and the Sponsor entered into an Amended and Restated Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “A&R LARSSA”) with the DOE. The provisions from the Original LARSSA relating to the loan guarantee structure, equity contribution requirements, representations and warranties, covenants, and events of default largely remain the same in the A&R LARSSA.

The amended facility is comprised of two loan tranches, with the first tranche consisting of an approximately 15-year-term loan in an aggregate principal amount of up to $3,355 million, plus capitalized interest in an aggregate amount of up to $315 million (the “Note A Loan”), and the second tranche consisting of an approximately 10-year-term loan in an aggregate principal amount of up to $651 million, plus capitalized interest in an aggregate amount of up to $179 million (the “Note B Loan,” and together with the Note A Loan, the “DOE Loan”), to be provided by the FFB to the Borrower.

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of certain conditions as defined in the agreement. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first advance, the Borrower achieving certain vehicle sales metrics prior to the first advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

Advances under the Note A Loan (each, a “Note A Advance”) may be requested upon the satisfaction of certain conditions from the date the Original LARSSA was signed through April 16, 2031, and the loan comprised of Note A Advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Advances will begin on June 15, 2030 and will be payable quarterly in arrears. Advances under the Note B Loan (each, a “Note B Advance” and together with the Note A Advances, each an “Advance”) may be requested upon the satisfaction of certain conditions, from the date of the first Advance through May 15, 2032, and the loan comprised of Note B Advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with each Advance is equal to the United States Treasury-equivalent yield curve with 0% credit spread.

The A&R LARSSA contains representations and warranties, as well as informational, affirmative, and negative covenants that include, among others, requirements with respect to the construction and operation of the Project, compliance with all requirements of the loan program, and limitations on the ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets (including intellectual property with respect to the Project), pay

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business or enter into certain restrictive agreements. Certain covenants apply starting on the date that the Original LARSSA was signed, while other covenants, including certain of the negative covenants, do not apply until the date of the first Advance.

9. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2025	March 31, 2026
Capital expenditures	$419	$452
Interest (Note 8)	104	59
Loss contingencies(1) (Note 13)	350	65
Other products and services	84	85
Payroll and related costs	319	227
Other	162	157
Total accrued liabilities	$1,438	$1,045
1As of March 31, 2026, approximately $45 million recorded to “Accounts payable” on the Condensed Consolidated Balance Sheets related to loss contingencies.

The carrying value of “Current portion of deferred revenues, lease liabilities, and other liabilities” on the Condensed Consolidated Balance Sheets includes the following components classified as current (in millions):

	December 31, 2025	March 31, 2026
Deferred revenues	$1,277	$1,170
Operating lease liabilities	110	114
Warranty reserve	177	185
Other	96	85
Total current portion of deferred revenues, lease liabilities, and other liabilities	$1,660	$1,554

The carrying value of “Other non-current liabilities” on the Condensed Consolidated Balance Sheets includes the following components classified as current (in millions):

	December 31, 2025	March 31, 2026
Deferred revenues	$1,066	$884
Finance lease liabilities	91	97
Warranty reserve	286	270
Other	143	178
Total other non-current liabilities	$1,586	$1,429

10. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three months ended March 31, 2025 and 2026. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan and 2021 Incentive Award Plan (together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employees including directors, and consultants.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2026:

	RSUs
	Number of shares (in millions)	Weighted-average grant-date fair value
Outstanding at December 31, 2025	66	$12.49
Granted	51	$14.96
Vested	(19)	$13.36
Forfeited	(1)	$12.94
Outstanding at March 31, 2026	97	$13.61	[1]
Vested and expected to vest at March 31, 2026	97	$13.61
[1]Amount does not recalculate due to the effects of rounding.

Stock option activity during the three months ended March 31, 2026 was not material.

As of March 31, 2026, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,671 million, which is expected to be recognized over a weighted-average period of 2.3 years for RSUs and 4.6 years for stock options.

12. RELATED PARTY TRANSACTIONS

Amazon

The Company recorded $99 million and $468 million in revenues from Amazon for the three months ended March 31, 2025 and 2026, respectively, in the Condensed Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2025 and March 31, 2026, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $11 million and $127 million, respectively. Deferred revenues related to EDV sales were $365 million and $359 million as of December 31, 2025 and March 31, 2026, respectively, primarily for advance payments and extended service contracts. Refer to Note 3 "Revenues" for more information.

In June 2025, the Company began selling Rivian Adventure Gear via the Amazon.com platform. For the three months ended March 31, 2026, sales commissions paid to Amazon for sales of Rivian adventure gear via the Amazon.com platform were not material.
The Company obtains data services, including hosting, storage, and compute from Amazon. Expenses related to these services were $31 million and $78 million during the three months ended March 31, 2025 and 2026, respectively. As of December 31, 2025 and March 31, 2026, the unpaid amounts related to these services were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Also, Inc.

The Company obtained significant influence over Also in conjunction with its investment in preferred shares of Also during the three months ended March 31, 2025, resulting in Also being a related party of the Company. Transactions with Also during the three months ended March 31, 2025 subsequent to the inception of the related party relationship and during the three months ended March 31, 2026 were not material.

Mind Robotics

Upon deconsolidation of Mind Robotics in March 2026 the Company retained significant influence over Mind Robotics in conjunction with its investment in preferred shares, resulting in Mind Robotics being a related party of the Company. Following deconsolidation, transactions with Mind Robotics during the three months ended March 31, 2026 were not material.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company records an accrued liability for loss contingencies that it determines are probable and estimable. Loss contingencies that the Company evaluates primarily include potential costs related to supply contracts, which can be a result of changing demand forecasts or design modifications or other causes, in addition to potential payments resulting from legal proceedings, such as commercial or employment-related litigation, and other events. Although the Company believes it has valid defenses with respect to legal proceedings, as of December 31, 2025 and March 31, 2026, the Company recorded approximately $350 million and $110 million, respectively, for estimated contingent losses in “Accrued liabilities” and “Accounts payable” on the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $170 million, or an excess of $60 million over the accrued liability recorded. The Company expects the majority of loss contingencies comprising the accrued liability to be resolved within the next 12 to 24 months. These amounts include the Company's estimates of probable and reasonably possible contingent losses corresponding to all lawsuits alleging securities law claims based on some or all of the facts alleged in the lawsuit described in the following paragraph, including derivative lawsuits.

Between March 7, 2022 and April 19, 2022, three alleged stockholders (the “Plaintiffs”) filed lawsuits against Rivian Automotive, Inc., certain of the Company’s officers and directors, and the Company’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of common stock in the Company’s IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-JLS-E (C.D. Cal.). The Court issued its Order granting preliminary approval of the corresponding proposed $250 million settlement on December 18, 2025, and as of December 31, 2025, $17 million of the settlement amount was funded into escrow via insurance recoveries. In January 2026, the remaining settlement balance of $233 million was funded into escrow, of which $183 million was funded by the Company and $50 million was funded by insurance recoveries.

On April 17, 2026 the Company’s Normal Factory experienced severe weather, and certain buildings and vehicles sustained damage. The Company is currently assessing the impact, which together with anticipated insurance recoveries is not expected to have a material effect on the condensed consolidated financial statements.

14. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2025 and March 31, 2026, 1,236 million and 1,256 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2025 and March 31, 2026, 4 million shares of Class B common stock were issued and outstanding. As of December 31, 2025 and March 31, 2026, 5,250 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

At the option of the holder, shares of Class B common stock are convertible anytime into an equal number of shares of Class A common stock. Each outstanding share of Class B common stock will automatically convert into one share of Class A

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Diluted net loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive, including shares underlying the Green Convertible Notes, unvested RSUs, stock options, shares underlying the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), other stock-based awards, and stock warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period, in the case of the Green Convertible Notes, stock options with a market condition, and other stock-based awards. The following table presents the number of potential shares of common stock outstanding as of the end of each period that were excluded from the computation of diluted net loss per share for each period (in millions):

	Three Months Ended March 31,
	2025	2026
Green Convertible Notes	149	149
RSUs, ESPP, and other stock-based awards	54	99
Stock options	59	78
Stock warrants	12	12
Total	274	338

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2025	2026
Numerator
Net loss attributable to Rivian	$(545)	$(416)
Net loss attributable to common stockholders, basic and diluted	$(545)	$(416)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	1,137	1,249
Effect of dilutive securities	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	1,137	1,249

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.48)	$(0.33)

On April 30, 2026 the Company issued approximately 63 million shares of the Company’s Class A common stock to Volkswagen Group in exchange for $1,000 million, calculated based on the 30-trading day volume-weighted average price prior to share issuance (i.e., $15.90 per share). See Note 1 "Presentation and Nature of Operations" for more information.

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

Automotive

The Automotive reportable segment derives its revenues and cost of revenues from the production and sale of new EVs and the sale or utilization of regulatory credits generated by the production and sale of EVs.

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

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2026
	Automotive	Software and Services	Consolidated
Revenues	$908	$473	$1,381
Cost of revenues	(970)	(292)	(1,262)
Gross profit	$(62)	$181	$119

	Three Months Ended March 31, 2025
	Automotive	Software and Services	Consolidated
Revenues	$922	$318	$1,240
Cost of revenues	(830)	(204)	(1,034)
Gross profit	$92	$114	$206

16. VARIABLE INTEREST ENTITIES

Rivian and Volkswagen Group Technologies, LLC

In November 2024, the Company established Rivian and Volkswagen Group Technologies, LLC with Volkswagen Group as a joint venture with a focus on software, electronic control units and related network architecture design and development.

The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets as “Noncontrolling interest” and in the Condensed Consolidated Statements of Operations as “Net income attributable to noncontrolling interest”. As of December 31, 2025, the assets of the Joint Venture were approximately $800 million and primarily comprised of cash, accounts receivable, and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" and Note 3 "Revenues" for more information). As of March 31, 2026, the assets of the Joint Venture were approximately $540 million and primarily comprised of cash and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" for more information). As of December 31, 2025 and March 31, 2026, the liabilities of the Joint Venture were approximately $570 million and $420 million, respectively, primarily comprised of the current portion of deferred revenues.

Mind Robotics

Until March 2026, Mind Robotics was a consolidated variable interest entity of the Company. Refer to Note 2 "Strategic Investments" for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Form 10-Q, particularly those identified under Part II, Item 1A “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Automotive Segment

During three months ended March 31, 2026, we produced 10,236 vehicles and delivered 10,365 vehicles.

Consumer Vehicles

We launched our consumer vehicle business with the R1 platform consisting of the R1T, a two-row, five-passenger pickup truck, and the R1S, a three-row, seven-passenger sport utility vehicle (“SUV”).

The R1T and R1S are equipped with Rivian-designed technology including a zonal network architecture, electric powertrains and chassis, the Rivian Autonomy Platform, and digital user experience management. These technologies can continuously improve and expand functionality through cloud-enabled OTA updates.

The R1T and R1S introduced our brand to the world and serve as our flagship vehicles as we continue to expand our offerings. We also offer R2 vehicles and have announced plans to manufacture R3 vehicles, underpinned by our midsize platform (“MSP”). The MSP is expected to address global market segments and is designed to build upon our industry-leading technology platform as well as our focus on reducing manufacturing complexity and improving cost efficiency.

R2 is our all-new midsize SUV delivering a combination of performance, capability and utility in a five-passenger package optimized for big adventures and everyday use. The interior is designed for ease-of-use, while being uniquely Rivian through a combination of inviting design and premium, sustainable materials that are easy to clean. We believe R2 and our midsize platform will be foundational to our long-term growth and profit potential. We expect R2 to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, Rivian Autonomy Platform, network architecture, and zonal network architecture. Deliveries of the R2 began in late April 2026.

R3 is our future midsize crossover that is expected to be tidy on dimensions but deliver big in terms of performance, off-road capability, passenger comfort, and storage. R3X is a performance variant of R3 offering even more dynamic abilities both on and off road. The design of the exterior and interior of R3 are inviting and iconic. R3 demonstrates the scalability of Rivian’s brand across different form factors while continuing to be immediately recognizable.

Commercial Vehicles

The Rivian Commercial Van platform underpins the EDV variant, designed and engineered by Rivian in collaboration with Amazon.com, Inc. and its affiliates (collectively, “Amazon”), our first commercial customer. The Rivian Commercial Van is a long-range, electric commercial step-in van designed for large scale production and deployment in a centrally-managed fleet. Amazon has ordered an initial volume of 100,000 EDVs globally, subject to modification.

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

Automotive Regulatory Credits

We earn tradable credits in the operation of our business under various regulations related to ZEVs, greenhouse gas, fuel economy, and clean fuel in the United States and Canada. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Many of the programs governing such tradable credits have been or may be modified or are being phased out, and our ability to continue earning and selling the corresponding credits is uncertain at this time.

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

•Joint Venture. Rivian and Volkswagen Group have formed an equally-owned joint venture as a separate legal entity to create next-generation electrical architecture and best-in-class software technology. The Joint Venture focuses on software, electronic control units (“ECUs”), and related network architecture design and development, with Volkswagen Group planning to utilize Rivian’s zonal ECU architecture and software stack across multiple brands. The Joint Venture’s financial results are consolidated within our Software and Services segment, but the Joint Venture is a separate legal entity with its own management and board of directors. See Note 16 "Variable Interest Entities" to our condensed consolidated financial statements included in this Form 10-Q for more information.

•Autonomy+. Rivian is designing and developing advanced driver assistance features. In December 2025, we released our Universal Hands Free feature via an OTA update to our R1 Gen 2 customers. This feature significantly expanded our assistive hands-free driving capabilities for customers, going from availability on fewer than 150,000 miles of roads to more than 3.5 million miles of roads in North America. We began charging a one-time or month-to-month fee for Autonomy+ advanced driver assistance features in consumer vehicles in April 2026. Over the medium-to-long term we expect to add additional advanced features such as point-to-point, eyes-off and eventually personal level 4 and robotaxi capabilities for vehicles with the necessary hardware.

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

•Software Subscriptions. Across our consumer and commercial vehicles, we offer value added software subscriptions. All consumer vehicles come standard with connectivity features such as OTA updates, live navigation, remote vehicle commands, tethering, and a basic Alexa package. In addition, we offer Connect+ which brings enhanced media, connectivity, and live security to our Rivian vehicles. Customers can pay a monthly recurring payment or a discounted annual payment for Connect+.

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

•Ability to Develop and Launch New Offerings. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle markets. However, our ability to grow revenues and expand margins will also depend on our ability to develop and launch new vehicle platforms and programs, including R2. Customers can make reservations for the R2 with a cancellable and fully refundable deposit of $100, and deliveries of the R2 began in late April 2026. We believe R2 will be foundational to Rivian’s long-term growth and profit potential, positioning Rivian to address new, global market segments and designed to build upon our industry-leading technology platform as well as our focus on driving down manufacturing complexity and improving cost efficiency. We expect R2 to benefit from the key vertically integrated technologies developed for R1 including our software stack, propulsion technology, Rivian Autonomy Platform, network architecture, and zonal network architecture, and the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. We continue to develop value-added technologies that enhance our customers’ experience including our autonomy platform and which we believe represent an advantage to Rivian. Our future financial performance will also depend on our ability to offer software and services that profitably deliver an intuitive, seamless, and compelling customer experience.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new customers in the consumer and commercial vehicle markets. We have invested heavily in developing our ecosystem and plan to continue to do so. We expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns. To support demand generation, we have invested in our capabilities, such as expanding our retail customer engagement spaces (“spaces”) and demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we may need to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations, including scaling production. The production capacity at our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In September and October 2025 we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually in preparation for the first customer deliveries of the R2, which began in late April 2026. Significant capital expenditures were required to support the integration of R2 into our Normal Factory, and our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit.

Achieving cost reductions requires, among other things, a successful ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, and pursuing opportunities to drive down warranty costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and overall profitability.

•Ability to Drive Adoption of our Software and Services. Software and services are a key part of our growth strategy. We offer a variety of software and services, including vehicle electrical architecture and software development services, Autonomy+, sales of vehicle trade-ins and pre-owned Rivian EVs (“remarketing”), vehicle repair and maintenance, charging, software subscriptions, vehicle accessories, financing, insurance, and FleetOS solutions that we believe will grow our revenues additive to vehicle sales. We continue to develop value-added technologies that enhance our customers’ experience including our autonomy platform and which we believe represent an advantage to Rivian. We currently offer Connect+, a subscription-based streaming and connectivity service, and Autonomy+, a premium expansion of automated driver assistance support. As we increase our base of Rivian customers and expand our software and services portfolio, including through partnerships or other opportunities, we expect our customers to expand their usage of our software and services offerings over the full lifecycle of their vehicle ownership. We believe the software and services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, thereby improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver a broad combination of performance, utility, and capability, as well as software and services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we have made substantial investments in our facilities, including recent upgrades to our Normal Factory to support the integration of R2, and we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience manufacturing shutdowns, other delays in our ability to ramp production, and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In September 2025, we held a groundbreaking ceremony at our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), which we expect to begin constructing later in 2026 to support production of our MSP. Any delays in the timing or execution of this investment could have an adverse impact on our prospects, financial condition, results of operations, and cash flows, and it could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of raw materials and product components from our suppliers, the majority of which are single-source providers. Any inability or unwillingness of our suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue experiencing cost fluctuations and disruptions in supply of raw materials and product components, including as a result of the imposition of tariffs and other trade barriers. Additionally, we have received claims from our suppliers related to contract, production plan, and other changes for which we have incurred payment obligations, and we could incur similar obligations in the future. See Note 13 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information on supplier claims. To further develop and manage supply chain resilience, we have constructed a supplier park at our Normal Factory, which is expected to reduce shipping, logistics, and warehousing costs, as well as improve overall production efficiency and speed. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

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

•Government Programs and Incentives. There are various governmental policies, grants, loans, and other incentives, including regulatory credits, designed to increase electric vehicle (“EV”) adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. While certain such incentives, such as 30D and 45W tax credits for EV purchases or leases acquired after September 30, 2025, have been modified, challenged, or phased out, other incentives, such as the 45X tax credit for domestic battery production, remain available. Additionally, we have entered into a loan facility with the DOE, an amended Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County to support our Stanton Springs North Facility, and a Reimagining Energy and Vehicles (“REV”) Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity to support the expansion of our Normal Factory. United States federal government incentives are subject to change by Congress and the presidential administration. Any reduction or elimination of relevant incentives, or our failure to meet eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. This has impacted vehicle financing affordability for customers and may influence customers’ buying decisions toward less expensive vehicles, or may cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially during periods of elevated inflation, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our condensed consolidated results of operations and production and delivery volumes for the periods presented (in millions, except production and delivery volumes). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2025	2026

Automotive	$922	$908
Software and services	318	473
Total revenues	1,240	1,381
Automotive	830	970
Software and services	204	292
Total cost of revenues	1,034	1,262
Gross profit	206	119
Operating expenses
Research and development	381	458
Selling, general, and administrative	480	542
Total operating expenses	861	1,000
Loss from operations	(655)	(881)
Interest income	81	50
Interest expense	(72)	(65)
Other income, net	107	478
Loss before income taxes	(539)	(418)
Provision for income taxes	(2)	2
Net loss	(541)	(416)
Less: Net income attributable to noncontrolling interest	4	—
Net loss attributable to common stockholders	$(545)	$(416)

Production volume	14,611	10,236
Delivery volume	8,640	10,365

Comparison of the Three Months Ended March 31, 2025 and 2026

Automotive

Revenues

	Three Months Ended March 31,
(in millions, except delivery volume)	2025	2026	$ Change	% Change
Revenues	$922	$908	$(14)	(2)%

Delivery volume	8,640	10,365	1,725	20%

Automotive revenues decreased slightly compared to the three months ended March 31, 2025 primarily due to a $100 million decrease in sales of automotive regulatory credits and a decline in automotive revenue per unit delivered due to a higher mix of commercial vans, which were partially offset by a 20% increase in vehicle deliveries.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions, except production and delivery volumes)	2025	2026	$ Change	% Change
Cost of revenues	$830	$970	$140	17%
Gross profit	$92	$(62)	$(154)	(167)%

Production volume	14,611	10,236	(4,375)	(30)%
Delivery volume	8,640	10,365	1,725	20%

For the three months ended March 31, 2025 and 2026, automotive cost of revenues included $73 million and $115 million of depreciation and amortization expense and $8 million and $11 million of stock-based compensation expense, respectively. The year-over-year increase in automotive cost of revenues was primarily driven by the increase in deliveries as well as lower production volumes resulting in increased depreciation per unit delivered, partially offset by the higher mix of commercial van deliveries and reductions in the cost of raw materials and product components per unit delivered.

Automotive gross profit losses for the three months ended March 31, 2026 as compared to positive gross profit for the three months ended March 31, 2025 primarily resulted from the decrease in sales of automotive regulatory credits and lower production volumes, resulting in a $42 million and $3 million increase in depreciation and stock-based compensation expenses, respectively.

The current global economic and geopolitical landscape presents significant uncertainty, particularly regarding evolving trade regulation, governmental policies, tariffs, and the overall impact these items have on consumer sentiment and demand. These factors have impacted and could continue to impact our global supply chain, material and logistics costs and access, and market dynamics. While in the short term we may experience higher conversion costs, higher depreciation expense and lower overhead absorption, and increased warranty expenses as we ramp R2 production and increase our car parc, in the long term we expect automotive gross profit losses to continue improving over time through the expected margin profile of R2, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

Effective May 2025, the United States government adjusted tariffs on imported automobile parts under Section 232 of the Trade Expansion Act of 1962, imposing a 25% tariff on many parts but allowing for tariff offset credits for manufacturers with domestic vehicle assembly. The credits are based upon 3.75% of Manufacturer's Suggested Retail Price of United States vehicles produced from April 2025 through April 2030. In October 2025, we received our license to apply tariff offsets through April 30, 2026, and we expect to qualify for additional tariff offsets from May 2026 through April 2030. While we also are subject to tariffs on imported materials containing steel, aluminum, and graphite, as well as reciprocal tariffs from time to time, our ability to self-certify components in United States vehicle manufacturing as of November 2025 allows us to utilize our 232 Automotive tariff offset to eliminate many of these tariffs.

Beginning April 2025, the United States government imposed tariffs on a variety of imports under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the United States Supreme Court ruled that the IEEPA does not authorize the imposition of tariffs. Although we believe that recovery of IEEPA tariffs paid is possible, the timing, mechanism, and amount of any refund remains uncertain. Accordingly, no refund receivable has been recorded as of March 31, 2026. We have experienced and could continue to experience increases to our cost of revenues as a result of tariffs.

Software and Services

Revenues

	Three Months Ended March 31,
(in millions)	2025	2026	$ Change	% Change
Revenues	$318	$473	$155	49%

Software and services revenues increased for the three months ended March 31, 2026 primarily due to an increase in vehicle electrical architecture and software development services, as well as increases in vehicle repair and maintenance services and remarketing sales.

Cost of revenues and gross profit

	Three Months Ended March 31,
(in millions)	2025	2026	$ Change	% Change
Cost of revenues	$204	$292	$88	43%
Gross profit	$114	$181	$67	59%

For the three months ended March 31, 2025 and 2026, software and services cost of revenues included $2 million and $7 million of depreciation and amortization expense and $16 million and $16 million of stock-based compensation expense, respectively. The increase in software and services cost of revenues primarily resulted from increases in vehicle electrical architecture and software development services, remarketing sales, and vehicle repair and maintenance services.

The increase in software and services gross profit for the three months ended March 31, 2026 primarily resulted from the increase in vehicle electrical architecture and software development services provided by the Joint Venture, as well as the increase in vehicle repair and maintenance services noted above. In the short term we expect software and services gross profit to continue increasing over time as we continue providing vehicle electrical architecture and software development services and remarketing, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as Autonomy+, Connect+, and FleetOS. While in the long term we expect these factors to result in continued increases in software and services gross profit, we expect to experience a reduction during 2028 upon the expected satisfaction of the Joint Venture’s combined performance obligation.

Research and development

	Three Months Ended March 31,
(in millions)	2025	2026	$ Change	% Change
Research and development	$381	$458	$77	20%

For the three months ended March 31, 2025 and 2026, R&D expenses included $17 million and $23 million of depreciation and amortization expense and $79 million and $87 million of stock-based compensation expense, respectively. R&D expenses increased compared to the three months ended March 31, 2025, primarily due to increased payroll and related expenses and software expenses to support the R2 launch and AI and autonomy initiatives.

Although R&D expenses to support the R2 launch are expected to decrease in the three months ended June 30, 2026, we plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing. In addition, we expect increased R&D spend associated with the acceleration of our autonomy roadmap.

Selling, general, and administrative

	Three Months Ended March 31,
(in millions)	2025	2026	$ Change	% Change
Selling, general, and administrative	$480	$542	$62	13%

For the three months ended March 31, 2025 and 2026, SG&A expenses included $55 million and $57 million of depreciation and amortization expense and $80 million and $93 million of stock-based compensation expense, respectively. SG&A expenses increased as a result of expanding our go-to-market operations and footprint to support the R2 launch. The increase was primarily driven by higher headcount, reflected in payroll and related expenses including stock-based compensation expense, as well as facilities, software and other operating expenses.

We plan to make continued investments in our facilities, go-to-market operations, spaces, service centers, and technology infrastructure for our future operations.

Other income (expenses)

	Three Months Ended March 31,
(in millions)	2025	2026	$ Change	% Change
Interest income	$81	$50	$(31)	(38)%
Interest expense	$(72)	$(65)	$7	10%
Other income, net	$107	$478	$371	nm

*nm-not meaningful

Interest income decreased for the three months ended March 31, 2026, primarily due to lower interest rates on invested capital and lower average balances of cash and cash equivalents.

Interest expense decreased for the three months ended March 31, 2026 primarily due to reduced interest rates resulting from the refinancing of the senior secured floating rate notes due October 2026 into the 2031 Green Secured Notes in June 2025. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Other income, net increased for the three months ended March 31, 2026, primarily due to the $506 million gain on deconsolidation of Mind Robotics. See Note 2 "Strategic Investments" to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of March 31, 2025 and 2026, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, net deferred tax assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2025	March 31, 2026
Cash and cash equivalents	$3,579	$2,845
Short-term investments	2,503	1,985
Availability under ABL Facility	506	564
Total liquidity	$6,588	$5,394

ABL Facility

In April 2025, we entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 8, 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit funding commitments under the Department of Energy loan described below, and (iii) amend certain other covenants. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Uber Subscription Agreement

In March 2026, we entered into a subscription agreement (“Subscription Agreement”) with SMB Holding Corporation and Uber Technologies, Inc. (together with their affiliates, “Uber”), pursuant to which we expect to receive $300 million, subject to the satisfaction of customary closing conditions, including the receipt or waiver of required regulatory approvals. In exchange, we expect to issue approximately 20 million shares of Class A common stock, equal to $300 million divided by the daily volume-weighted average sale price for the 30 consecutive trading days ending on March 17, 2026 (i.e., $15.34).

We will receive up to an aggregate $950 million across the four remaining Milestones defined in the Subscription Agreement, subject to certain conditions and the achievement of each applicable Milestone, certain of which require the fulfillment of proven autonomy quality. Upon achievement of each of the four remaining Milestones, we will issue either (i) warrants to purchase Class A common stock with an exercise price of $0.001 per share or (ii) shares of Class A common stock, equal to the applicable Milestone investment received divided by the daily volume-weighted average sale price for the 30 consecutive trading days prior to the corresponding Milestone achievement date.

Rivian and Volkswagen Group Technologies, LLC

In connection with the formation of the Joint Venture, we entered into an investment agreement (“Investment Agreement”) with Volkswagen Group for additional equity investments in Rivian, including an investment pursuant to the achievement of the Testing Milestones defined in the Investment Agreement. The Testing Milestones were achieved in March 2026, and on April 30, 2026 we received $1.0 billion in exchange for approximately 63 million shares of our Class A common stock, calculated based on its 30-trading day volume-weighted average price prior to share issuance (i.e., $15.90 per share). We expect to receive up to an additional $1.5 billion from Volkswagen Group, comprised of (i) $460 million in equity investments (which may be effected in part with a convertible debt instrument), of which $210 million is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs and (ii) $1.0 billion in the form of a loan to be made available through the Joint Venture as described below; in each case, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information.

In conjunction with the formation of the Joint Venture, we established Rivian JV SPV, LLC (“Joint Venture Equityholder”), a wholly-owned subsidiary of Rivian and the owner of 50% of the equity interests of the Joint Venture. We, together with Joint Venture Equityholder and Volkswagen Group also entered into Loan Agreements providing for a committed $1.0 billion term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by us for general corporate purposes. Our loan would mature on the tenth anniversary of the funding date. Beginning on the third anniversary of the funding date, $100 million of principal would be repaid each year in biannual installments of $50 million, with the balance of the principal amount due on the final maturity date. The loan may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest on the loan will accrue at a fixed rate per annum that is determined at the time of funding. The per annum rate will be equal to (a) the interpolated all-in yield for United States dollar-denominated debt securities of Volkswagen-US Holding, Inc. (formerly known as Volkswagen International America, Inc.) (“VW”) and Volkswagen Aktiengesellschaft (“VW AG” and together with VW and their respective affiliates, “Volkswagen Group”), having a maturity of seven years on date of determination, plus (b) 25 basis points. Interest on the loan will be paid on a semi-annual basis, except that the first interest payment will be due on the second anniversary of the funding date. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Government Programs and Incentives

In January 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “Original LARSSA”) with the United States Department of Energy (“DOE”), pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches to be provided by the Federal Financing Bank (“FFB”) to the Borrower. On April 30, 2026, the Borrower and the Sponsor entered into an Amended and Restated Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “A&R LARSSA”) with the DOE. The provisions from the Original LARSSA relating to the loan guarantee structure, equity contribution requirements, representations and warranties, covenants, and events of default largely remain the same in the A&R LARSSA.

The amended facility is comprised of two loan tranches, with the first tranche consisting of an approximately 15-year-term loan in an aggregate principal amount of up to $3,355 million, plus capitalized interest in an aggregate amount of up to $315 million (the “Note A Loan”), and the second tranche consisting of an approximately 10-year-term loan in an aggregate principal amount of up to $651 million, plus capitalized interest in an aggregate amount of up to $179 million (the “Note B Loan,” and together with the Note A Loan, the “DOE Loan”), to be provided by the FFB to the Borrower.

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of certain conditions as defined in the agreement. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first advance, the Borrower achieving certain vehicle sales metrics prior to the first advance, making of required base equity contributions to fund certain Project costs, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

Advances under the Note A Loan (each, a “Note A Advance”) may be requested upon the satisfaction of certain conditions from the date the Original LARSSA was signed through April 16, 2031, and the loan comprised of Note A Advances will mature on March 15, 2045 (the “Note A Maturity Date”). The principal amount of the Note A Advances will be payable in quarterly installments commencing on March 15, 2031, through the Note A Maturity Date. Interest payments on the Note A Advances will begin on June 15, 2030 and will be payable quarterly in arrears. Advances under the Note B Loan (each, a “Note B Advance” and together with the Note A Advances, each an “Advance”) may be requested upon the satisfaction of certain conditions, from the date of the first Advance through May 15, 2032, and the loan comprised of Note B Advances will mature on June 15, 2041 (the “Note B Maturity Date”). The principal amount of the Note B Advances will be payable in quarterly installments commencing on June 15, 2032, through the Note B Maturity Date. Interest payments on the Note B Advances will begin on June 15, 2032, and will be payable quarterly in arrears. The interest rate associated with each Advance is equal to the United States Treasury-equivalent yield curve with 0% credit spread.

The A&R LARSSA contains representations and warranties, as well as informational, affirmative, and negative covenants that include, among others, requirements with respect to the construction and operation of the Project, compliance with all requirements of the loan program, and limitations on the ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets (including intellectual property with respect to the Project), pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business or enter into certain restrictive agreements. Certain covenants apply starting on the date that the Original LARSSA was signed, while other covenants, including certain of the negative covenants, do not apply until the date of the first Advance.

Our non-cancellable commitments as of December 31, 2025 are described in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in the Form 10-K. During the three months ended March 31, 2026, there were no material changes in our non-cancellable commitments.

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

Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2026
Net cash used in operating activities	$(188)	$(703)
Net cash used in investing activities	$(408)	$(25)
Net cash used in financing activities	$(6)	$(2)

Operating Activities
Net cash used in operating activities increased during the three months ended March 31, 2026, primarily reflecting increased cash used by working capital, increased operating expenses, and a reduction in revenues from regulatory credit sales.

Investing Activities

Net cash used in investing activities decreased during the three months ended March 31, 2026, primarily driven by higher maturities and lower purchases of equity securities and short-term investments. During the three months ended March 31, 2026, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

There were no significant financing activities during the three months ended March 31, 2026 and 2025.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2025 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the three months ended March 31, 2026, there were no material changes in our exposure to market risk as a result of our financial instruments.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated February 26, 2026 the action is stayed through May 29, 2026. Between December 9 and December 21, 2025, three additional alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Pazyuk, Case No. 2025-1424-MTZ) and the US District Court, Central District of California (Bondad, Case No. 8:25-cv-2819 and Wolfson, Case No. 8:25-cv-2820). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated March 17, 2026, the Pazyuk action is stayed through May 29, 2026. On March 6, 2026 and April 24, 2026, alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Chavakula, Case No. 2026-0298-MTZ and Casey, et al., Case No. 2026-0528-MTZ). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. On March 25, 2026, Defendants filed a Motion to Dismiss the Chavakula Complaint.

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

•On January 8, 2026, an alleged stockholder filed a derivative lawsuit, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Barroso, Case No. 2026-0029-MTZ). The lawsuit alleges claims for purported breach of fiduciary duties and seeks unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated March 11, 2026 the matter is stayed. On

April 16, 2026, an alleged stockholder filed a derivative lawsuit, purportedly on behalf of Rivian Automotive, Inc., against certain current and former members of our board of directors, certain Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the US District Court, Central District of California (Schamaun, Case No. 8:26-cv-00924). The lawsuit alleges claims for purported breach of fiduciary duties and seeks unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees.

While it is not possible to predict the outcome of these matters with certainty, based on our current knowledge, we do not believe that the final outcome of these pending matters is likely to have a material adverse effect on our business, results of operations, or financial condition.

Notwithstanding this belief, there is always the risk that a proceeding, claim or investigation will have a material impact on our business, results of operations, or financial condition. Regardless of the final outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors. For additional information about the legal proceedings we may be subject to and risks to our business relating to litigation, see Part II, Item 1A “Risk Factors” and Note 13 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q.

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

We have incurred net losses since our inception, including net losses of $541 million for the three months ended March 31, 2025 and $416 million for the three months ended March 31, 2026. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. Many of these programs have been modified or have been phased out. These changes have affected and, any additional changes could affect, our profitability and have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, we have experienced and may continue to experience cost increases as a result of changes to existing or future tariffs and other trade barriers. If we are unable to mitigate these cost increases, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain and/or reduce costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, software and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. In addition, tariffs by the United States government and the resulting environment of retaliatory tariffs and other trade barriers have increased, and may continue to increase our production costs. If we are unable to mitigate these increased production costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the expansion of our Normal Factory and construction of our manufacturing facility near the city of Social Circle, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture, software development costs, advanced driver assistance features, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We will require additional financings to raise capital to support our business, which may not be available in a timely manner, on terms that are acceptable, or at all.

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays, cutbacks or cancellations in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, tariffs, interest rate changes, and global conflicts or other geopolitical events and any resulting economic uncertainty or global or domestic recession. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In January 2025, the United States Department of Energy (“DOE”) agreed to arrange a multi-draw term loan facility to be provided by the Federal Financing Bank (“FFB”) to a Rivian subsidiary under DOE’s Advanced Technology Vehicles Manufacturing Program, which was amended on April 30, 2026 (the “DOE Loan”). Our ability to receive advances under our DOE Loan is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate or at all. Our existing debt has resulted in, and any additional indebtedness we incur, including under the DOE Loan, would result in increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters. The sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of consumers and maintaining strong demand for our new and pre-owned vehicles and the software and services we provide to consumers. We began deliveries of R2 in late April 2026, and there is no assurance that we will be able to meet our R2 delivery targets. Any failure to meet our delivery targets could adversely affect our business, prospects, financial condition, results of operations, and cash flows. To support demand generation, we are in the process of growing our capabilities, such as expanding our spaces, expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. Additionally, we have limited experience in product launches, marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these capabilities on a timely basis or to their full potential or that we will achieve the expected benefits. If, for any reason, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

As fleet operators begin transitioning to EVs on a mass scale, we expect that more competitors will enter the commercial fleet EV market. In addition, the existence of our commercial relationship with Amazon.com, Inc. and its affiliates (“Amazon”), coupled with its significant holdings of our securities, and the fact that sales of Rivian Commercial Vans to certain last-mile delivery customers and certain customers in the retail industry require Amazon’s consent, may deter Amazon’s competitors or other third parties from contracting with us. Further, due to new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

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

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models, technologies, products, software and services to meet rapidly evolving consumer expectations. To meet these expectations and evolving areas of market demand, we plan to introduce new EV models, variants and technologies, including our mid-sized platform, with R2 being the first variant. Furthermore, our growth strategy depends, in part, on our ability to successfully introduce and market new products and services, such as financing, insurance, vehicle repair and maintenance, charging solutions, vehicle resale, as well as software for consumers, such as Connect+, Autonomy+, and Rivian Care, fleet management for commercial customers, and new capabilities such as a Level 4 autonomous driving software system. Our ability to achieve or maintain profitability will depend on our ability to fund and successfully design, manufacture, introduce, and market new vehicle models, products and services that attract a sufficient number of customers.

If the production and delivery of new models, variants, or technologies are delayed or reduced, if they are not manufactured in line with cost and volume targets, or if new models, variants, technologies or our product and services do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, economic conditions, regulatory or other political developments, including tariffs and other trade barriers, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenues and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, variants, or technologies, such as R2, may have a negative impact on our revenues in the near-term if customers decide to not purchase available vehicles in anticipation of new EV models, variants or technologies, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand. We expect to continue to use a substantial amount of capital for research and development, vehicle repair, vehicle reconditioning, maintenance service, and sales and marketing. If we experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business. There can be no assurances that any additional capital needed will be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We have experienced, and may in the future experience, significant delays in the manufacture and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business depends in large part on our ability to develop, manufacture, obtain regulatory approval for, market, and sell vehicles of sufficient quality and appeal to customers on schedule and on a large scale. Our vehicles may not meet customer expectations and may not be commercially viable. We have experienced delays in delivery and our production ramp has taken longer than originally expected due to operational and supply chain challenges we experienced along with other related factors. In addition, from time to time, we have implemented planned shutdowns of our facility to prepare for changes in our manufacturing facility. There can be no assurance that any future planned shutdown will not result in delays or unexpected challenges or that any future planned shutdown will be successful and achieve the expected benefits. Any production disruptions, including as a result of any component shortages, construction delays or delays in the manufacture or delivery of our vehicles could materially damage our reputation, business, prospects, financial condition, results of operations, and cash flows, and could cause us to experience liquidity constraints.

In conjunction with the expansion of our Normal Factory and the planned construction of our Stanton Springs North Facility and the launch of future products and services, we expect to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the Electric Delivery Vans (“EDVs”), and other commercial products and our ability to continue to develop, ramp up production and manufacture at scale the R2, are and will be subject to risks, including with respect to:

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

In addition, if the software and hardware that the Joint Venture or any of our other vendors or suppliers develop and provide to us does not conform to its specifications or otherwise contains any errors, bugs, vulnerabilities, or design defects, our products and services, operations or IT systems may not function properly and our business may be exposed to liability for loss of life or injury, products liability, lost profits, loss of reputation, loss of customers, government or regulatory scrutiny or other adverse outcomes, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Defects and errors can be revealed over time and our control over the performance of the Joint Venture’s services and other vendor or supplier services and systems to remedy such defects or errors may be limited.

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

In November 2024, we entered into a transaction agreement with Volkswagen AG and its affiliates (“Volkswagen Group”) to establish a new joint venture (the “Joint Venture”) focusing on vehicle electrical architecture and software development services. A significant portion of our software and services revenues has been from Volkswagen Group. Volkswagen-US

Holding, Inc. (formerly known as Volkswagen International America, Inc.), a wholly-owned subsidiary of Volkswagen AG, beneficially owns shares of our capital stock representing 11.3% of our voting power as of March 31, 2026. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In connection with this partnership, Volkswagen Group made an initial equity investment in the Company of $1.0 billion, consisting of an unsecured convertible promissory note due June 2026 (the “2026 Convertible Note”) that converted into shares of our Class A common stock in December 2024 in accordance with its terms. In November 2024, we also received $1.3 billion from Volkswagen Group for intellectual property licensed to Volkswagen Group. In addition, as of March 31, 2025, we achieved the Financial Milestone required for the first additional equity investment tranche. On June 30, 2025, we received from Volkswagen Group the first additional equity investment tranche of $1.0 billion in exchange for which we issued $750 million of our Class A common stock. On April 30, 2026, we received from Volkswagen Group the second additional equity investment tranche of $1.0 billion in exchange for Class A common stock. Volkswagen Group has also committed to make an additional equity investment of up to $460 million, subject to certain conditions, including the achievement of the corresponding milestone and obtaining relevant regulatory clearances, of which $210 million is being recognized as revenue over time for services provided by the Joint Venture. There can be no assurances that the conditions required for investment will be satisfied within the contemplated timeframe, or at all. In addition, the conversion of the 2026 Convertible Note and our issuance of $750 million shares of Class A common stock to Volkswagen Group on June 30, 2025 and $1.0 billion shares of Class A common stock to Volkswagen Group on April 30, 2026 resulted in the dilution of the ownership interests of existing stockholders, and Volkswagen Group’s proposed additional equity investment in us will cause further dilution. In connection with the Joint Venture, Volkswagen Group has also committed to providing a $1.0 billion term loan facility to the Joint Venture, available in October 2026, the proceeds of which would be concurrently loaned by the Joint Venture to Rivian JV SPV, LLC, a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture (the “Joint Venture Equityholder”), and then distributed to the Company by the Joint Venture Equityholder to be used for general corporate purposes. We refer to these loans together as the “JV Loan”. Availability of the JV Loan is subject to customary financing conditions which must be satisfied during October 2026, and there can be no assurance that any such conditions will be met. Any incremental incurrence of debt under the JV Loan would result in increased debt service obligations and additional restrictive covenants relating to our capital raising activities and other financial and operational matters.

In addition, in connection with the Joint Venture, we granted Volkswagen Group a perpetual, irrevocable, non-exclusive license to certain of our electrical architecture and software technology existing at the time we entered the Joint Venture for use in connection with Volkswagen Group’s vehicles and related services, and provided to Volkswagen Group the related software source code and related technical information and trade secrets, subject to confidentiality obligations. In addition, we have agreed, and may agree in the future, to grant Volkswagen Group licenses to certain additional technology that will be further developed by the Joint Venture. There can be no assurance that Volkswagen Group and its subcontractors will not misuse or disclose our confidential proprietary information to third parties, inadvertently or otherwise, and our remedies for any such misuse or disclosure may be limited. We are also required to indemnify Volkswagen Group for any claims that Volkswagen Group’s or the Joint Venture’s use of the technology we licensed to them has material defects or infringes or otherwise violates third-party intellectual property rights, subject to certain limitations. In addition, we expect that Volkswagen Group will offer vehicles that compete with ours using our licensed background technology and technology developed by the Joint Venture, which may materially adversely impact our business given Volkswagen Group’s size, resources and position in the automotive market.

We may be subject to risks associated with additional strategic alliances or acquisitions.

We have entered into and may from time to time consider entering into additional strategic alliances, including joint ventures, minority equity investments, strategic commercial arrangements or other transactions, with various third parties to further our business purpose, including our partnership with Uber Technologies, Inc. announced in March 2026. There are no assurances that we will be able to identify or secure suitable alliances in the future or that we will be able to successfully achieve any milestones related to or otherwise maintain any alliances entered into, which could impair our overall growth. If we announce any proposed strategic alliance, but are unable to close such proposed transaction, achieve any milestones agreed to, or maintain such alliance, we may suffer negative publicity and it may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. In addition, these alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

Changes in business or economic conditions, governmental regulations, currency fluctuations, increased United States tariffs, non-United States retaliatory and/or reciprocal tariffs and non-tariff trade barriers including export restrictions in supplier countries, shortages in raw materials, and changes in geopolitical conditions, and other factors beyond our control or that we do not presently anticipate could result in significant increases in freight charges and raw material and component costs which could significantly impact our ability to receive raw materials or components. For example, China's changes to its export control requirements on certain materials, including rare earth minerals, have impacted, and could continue to impact, our ability to receive raw materials and components, costs and production. Substantial increases in the prices for our raw materials or components and increased costs due to changing regulatory requirements have increased, and could continue to increase, our operating costs and reduce our margins. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

A significant portion of our automotive revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC, which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 12.5% of our voting power as of March 31, 2026.

In February 2019, we entered into a commercial letter agreement with Amazon, and in September 2019, we entered into a related framework agreement with Logistics. We refer to these agreements, together with any work orders, purchase orders, related agreements, and amendments thereunder or thereto, collectively, as the “EDV Agreement.” Under the EDV Agreement, we and Logistics agreed to collaborate to design and develop EDVs and/or certain component parts for use in Amazon’s last mile delivery operations. Under the EDV Agreement, Logistics has the right to decide how many EDVs to purchase, which may be fewer than expected, or delay the delivery of such purchases. Certain factors outside of our control may influence Logistics’ decision as to the number of EDVs to purchase from us and the timing of delivery, including Logistics’ ability to deploy a charging infrastructure across their delivery stations. The EDV Agreement is non-exclusive for Logistics, and Logistics has purchased and may continue to purchase EVs, including last mile delivery vehicles, and related products, technologies and services from other manufacturers and providers. In November 2023, we amended the EDV Agreement to change certain exclusivity and first refusal rights granted to Amazon, which previously prevented us from selling commercial vans to any other commercial customers. Under the EDV Agreement, as amended, we may sell commercial vans to third parties, subject to certain fees and limitations related to customer type and vehicle volume.

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

As a result of the Joint Venture, we are dependent on the Joint Venture to develop, update, improve and maintain certain software. There is a risk that when we deploy updates to software developed by the Joint Venture, other vendors or by us (whether to address issues, deliver new features or make desired modifications), our IT systems and over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software. In such cases, the software within our IT systems and products and services may be, and have been subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed. In addition, given that the Joint Venture is not fully controlled by us, we cannot guarantee that the Joint Venture will promptly and sufficiently address vulnerabilities or other issues in our products and services or prioritize those issues over the needs of the Joint Venture or Volkswagen Group.

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

As our vehicles are produced, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. Such estimates are inherently uncertain, particularly for new vehicle launches such as our R2 launch, and in light of our limited operating history and limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty expenses than we expect, and our reserves may be insufficient to cover such expenses.

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

Our success depends substantially on the continued efforts of our executive officers, key employees, and qualified personnel. We believe the depth and quality of the experience of our management team in the automotive and technology industries generally, and EVs and autonomy in particular, are key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business operations. As we build our brand and become more well known, the risk that competitors or other companies may poach our talent increases. The failure to motivate, reward and retain this talent could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In addition, Dr. Scaringe serves as a trustee of the Rivian Foundation and is Chairman of the Boards of Also, Inc. and Mind Robotics, Rivian’s Chief Financial Officer, Claire McDonough, serves as Treasurer of the Rivian Foundation and serves on the board of the Joint Venture and Rivian’s Chief Administrative Officer, Michael Callahan, serves on the board of Mind Robotics. Further, certain of our key employees are also employed by the Joint Venture and/or serve on the board of the Joint Venture. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us and which could divert their attention and create, or appear to create, potential conflicts with the allocation of such employees’ time between Rivian and the Joint Venture.

Our success also depends, in part, on our continuing ability to identify, attract, hire, train, and develop other highly qualified personnel. Rivian’s rapid growth has required a focus on organizational design and ensuring we have the right leaders in place to manage the business. We have recruited and hired new leaders with the objective of identifying talent we believe will help scale our operations. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, especially in California and for talent across product development and all engineering disciplines. In addition, we have hired and trained a significant number of employees from the area surrounding the Normal Factory. In order to remain competitive in our hiring practices in the Normal, IL area we have increased compensation in the past and may have to further increase compensation. If there is not an adequate number of candidates in the local area to support our operations at full capacity at the Normal Factory or eventually at our Stanton Springs North Facility, we may continue to face higher costs to hire, train and relocate employees and our business, financial condition, results of operations, and cash flows could be adversely affected.

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

We have invested substantial time and resources into building our culture, and we believe it serves as a critical component of our success. As we continue to grow, including geographical expansion, we will need to maintain our culture across a larger number of employees, disciplines and geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to attract, engage, and retain the talent required to support our future success.

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

As of March 31, 2026, our total principal amount of our outstanding indebtedness was $4.5 billion. As of March 31, 2026, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $223 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, which was amended in April 2026, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $4.5 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the

Facility’s maturity to April 2030 from April 2028. In June 2025, we refinanced our existing senior secured floating rate notes due October 2026 by issuing $1.3 billion aggregate principal amount of 10% senior secured green notes due January 2031 (“2031 Green Secured Notes”). The indenture governing the 2031 Green Secured Notes also permits us to incur borrowings under our DOE Loan. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

The credit agreement governing the ABL Facility, the Indenture, the DOE Loan (if and when funded) and the JV Loan (if and when funded), each contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and require us to satisfy certain financial covenants, including, with respect to the ABL Facility and the DOE Loan (if and when funded), a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes” and together with the 2029 Green Convertible Notes, the “Green Convertible Notes”) also contain certain restrictive covenants. We therefore may not be able to engage in certain transactions unless we or certain of our subsidiaries obtain the consent of the lenders or noteholders or terminate, amend or refinance the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan, the JV Loan, the Green Convertible Notes or any future debt agreements, if applicable, which may limit our operating flexibility. In addition, the ABL Facility and the 2031 Green Secured Notes are currently secured by, substantially all of the assets (excluding intellectual property) of Rivian Holdings, LLC and its material domestic subsidiaries (other than certain excluded subsidiaries). If and when funded, the DOE Loan will be secured by, among other things, the same assets (other than the inventory, receivables and certain deposit accounts that secure the ABL Facility on a first-priority basis) and by all project and other assets relating to our Stanton Springs North Facility. The total principal amount of our secured debt, which we expect will increase significantly upon our accessing funds under the DOE Loan, together with our limited pool of unencumbered assets, may impair our financing flexibility in the future, including our ability to refinance our existing debt on favorable terms or at all. Although the JV Loan is non-recourse to Rivian Automotive, Inc. or any of its subsidiaries (other than the Joint Venture Equityholder), its terms require that we comply with restrictive covenants that are substantially the same as our ABL Facility, as then in effect. In addition, if and when funded, the JV Loan will be secured by the Joint Venture equity interests owned by the Joint Venture Equityholder, and therefore, if and when the JV Loan is funded, any such non-compliance could result in foreclosure on the equity interests we indirectly own in the Joint Venture.

Noteholders of our Green Convertible Notes may, subject to a limited exception described in the governing indentures, require us to repurchase their notes following a fundamental change, as described in the governing indentures, at a cash repurchase price generally equal to the principal amount of the Green Convertible Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. In addition, the Green Convertible Notes each have conditional conversion features and if one or more noteholders elect to convert their 2029 Green Convertible Notes or their 2030 Green Convertible Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of Class A common stock (other than paying cash in lieu of fractional shares), we would be required to settle a portion or all of the conversion obligations in cash. There is no guarantee that we will have sufficient cash available to repurchase the Green Convertible Notes, or pay any cash amounts due upon conversion of such notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan (if and when funded), the JV Loan (if and when funded), the Green Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, whereby the sales or purchasing transactions are denominated in currencies other than our functional currency. Although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins. Borrowings under the ABL Facility accrue interest at variable rates, which may expose us to interest rate risk.

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

Our vehicles contain complex technology systems. For example, our vehicles are outfitted with built-in data connectivity to install periodic remote updates to improve or update the functionality of our vehicles. We have implemented cryptographic technologies to deliver updates securely from Rivian, including a hardware security module to verify the integrity of vehicle software by using cryptographic hashes. We have designed, implemented, and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our Technology Systems and our vehicles and intend to implement additional security measures as necessary. However, malicious actors may attempt in the future to gain unauthorized access to modify, alter, and use networks, vehicle software and our systems to gain control of, or to change, our vehicles’ software or to gain access to data stored in or generated by the vehicle, and the use of AI Technologies by malicious actors has increased the sophistication of and the ability to automate and scale such attempts. Errors and vulnerabilities, including zero days, in our Technology Systems will be probed by third parties and could be identified and exploited in the future, and our remediation efforts may not be timely or successful. Any unauthorized access to or control of our vehicles or their systems or any unauthorized access to or loss of data could result in risks to our customers, unsafe driving conditions, or failure of our systems, any of which could result in interruptions in our business, regulatory investigations, legal claims or proceedings which may or may not result in our favor and could subject us to significant liability and expense. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being compromised and lack appropriate safety controls, could negatively affect our brand and harm our business, prospects, financial condition, results of operations, and cash flows.

We utilize third-party service providers to support our products, services and business operations and any errors, disruption, performance problems, delays or failure in their or our products, services and business operations could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our brand, reputation and ability to attract customers depends on the reliable performance of our vehicles and the supporting systems, technology, and infrastructure, including systems, technology and infrastructure provided to us by third-party service providers. For example, we outfit our vehicles with in-vehicle services and functionality that use data connectivity to monitor performance and identify opportunities for cost-saving preventative maintenance. The availability and effectiveness of these products and services depend on the continued effective operation of information technology and communication systems. We primarily rely on Amazon Web Services in the United States to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Third-party services have been and may be subject to errors, disruptions, security issues, or other performance deficiencies. In addition, if third party services are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices or at all, our business can be negatively impacted in a number of ways, including in errors or defects in our products and services, failure of our products and services which could adversely affect the experience of our customers, our reputation, and brand, exposure to legal or contractual liability, an increase in our expenses, and interruption in our ability to manage our operations, all of which may take significant time and resources, increase our costs, and could adversely affect our business prospects, financial condition, results of operations, and cash flows. We may also have additional liability to our customers which may not be fully compensated by third-party service providers or insurance.

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

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our products and services depend upon the successful operation of open-source software, any undetected errors or defects in-open source software that we use could prevent the deployment or impair the functionality of our products and services and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our products and services through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Other Legal, Regulatory, and Tax Matters

Our business has been and may continue to be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to other countries, and to import raw materials and components for our vehicles or delay or disrupt our supply of raw materials and components. For example, the United States government has announced or imposed tariffs on specific sectors and countries, which has resulted, and may continue to result, in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on certain United States products, which may make it more costly for companies to export products to those countries. Although the United States is negotiating new trade deals with many countries, there is uncertainty surrounding the types of tariffs or other trade barriers that may be imposed by both the United States and other countries. For example, China's changes to its export control requirements on certain materials, including rare earth minerals, have impacted, and could continue to impact, our ability to receive raw materials and components, costs and production. Additionally, the United States government has provided for tariff offset credits for automobile manufacturers with domestic vehicle assembly. Any reduction or loss of these offsets, or failure to qualify for these offsets in the future, in the event of policy, production or eligibility changes could increase our costs and adversely affect our results of operations. If we continue to experience cost increases as a result of existing or future tariffs or other trade barriers, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers has harmed, and could continue to harm, our ability to obtain necessary raw materials, components and equipment and could harm our ability to sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

In addition, changes to our products or services, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or services or, in some cases, prevent the export or import of our products and services to certain countries, governments or persons altogether. For example, China's changes to its export control requirements on certain materials, including rare earth minerals, have impacted, and could continue to impact, our ability to receive raw materials and components, costs and production. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services, as well decreasing our ability to export or market our products and services to potential customers. Any decreased use of our products and services or limitation on our ability to export or market our products and services, or ability to receive raw materials and components, could adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

Operation of an automobile manufacturing facility requires proper land use, environmental permits and other construction and operating permits from federal, state and local government entities. While we currently have all the permits necessary to carry out and perform our current plans and operations at our Normal Factory, construction and operations at our Stanton Springs North Facility will require additional permits, approvals, certifications, and licenses. Delays, legal challenges by project opponents, denials or restrictions of any applications or assignment of any permits, approvals, certifications, and licenses, whether for our current facilities or any future facility, such as spaces, service centers and parts distribution centers, could adversely affect our ability to execute on our business plans and objectives.

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

Companies across many industries are facing scrutiny related to their ESG practices and reporting. Global regulators, investors, consumers, employees and other stakeholders have focused on ESG practices and placed importance on the implications and social cost of their investments, purchases, and other interactions with companies. In addition, there could be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. We may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) or other requirements on multiple sustainability topics, including climate change, resource use, workforce, human rights, supply chain, and business conduct. These requirements may not always be uniform across jurisdictions, and the timing and reporting requirements continue to evolve, which may result in increased complexity and cost for compliance and penalties for failure to comply with such requirements. In addition, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated costs. Many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks. We may at times engage in voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments, and any such initiatives or achievements of such commitments may be costly. Our ability to achieve our commitments, as well as any other voluntary ESG initiatives, is subject to numerous risks, many of which are outside of our control. Implementing and achieving our commitments and other initiatives may also result in increased costs in our supply chain and business operations. Any failure or perceived failure to accomplish or accurately track and report on our ESG initiatives on a timely basis or to meet regulator, investor, consumer, employee or other stakeholder expectations on ESG matters, could adversely affect our reputation, our employees’ engagement and retention and the willingness of our customers and partners to do business with us. At the same time, there exists some, and there may be further, softening of ESG support among some stakeholders and government institutions and we could be criticized by some for the scope or nature of our ESG initiatives or commitments or for any revisions to these initiatives or commitments. We could also be subjected to negative responses by governmental authorities (such as anti-ESG legislation or retaliatory legislative treatment)

or consumers or business partners (such as boycotts or negative publicity campaigns) targeting the Company that could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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
•market reaction to any of our strategic partners, including Amazon, Volkswagen Group or Uber Technologies;
•sales of large blocks of our common stock, including sales by our Founder, our executive officers and directors or investors;
•lawsuits threatened or filed against us;
•actual or anticipated changes in United States and non-United States laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt, equity or equity-linked securities, including, but not limited to, Volkswagen Group’s or Uber Technologies’ proposed debt and equity investments in us;
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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 30.4% of the voting power of our outstanding capital stock as of March 31, 2026 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 3.8% of the voting power of our outstanding capital stock but 1.2% of the total shares of common stock outstanding as of March 31, 2026. Pursuant to the terms of our Restated Certificate of Incorporation, in November 2026, on the five-year anniversary of the closing of our IPO, all issued and outstanding shares of Class B common stock will automatically convert into an equivalent number of shares of Class A common stock.

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

As of March 31, 2026, all of our directors and executive officers and other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of March 31, 2026, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan

(“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 177 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

Further, in March 2026, we paid 2025 bonus awards in the form of RSUs, which vested immediately upon grant in an aggregate amount of $110 million. Our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, which may depress the trading price of our Class A common stock. In addition, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent the Company delivers shares of Class A common stock upon such conversion. Further, the completion of Volkswagen Group’s proposed additional equity investments in us would cause further dilution, to the extent certain conditions and certain milestones are achieved.

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

Our restated certificate of incorporation provides that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the exclusive forum (or if such court does not have subject matter jurisdiction, the federal district court of the State of Delaware) for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. This provision would not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, stockholders have sought, and in the future other stockholders may seek, to bring a claim in a venue other than those designated in the exclusive forum provisions. In general, we have vigorously asserted, and in the future would expect to vigorously assert, the validity and enforceability of our exclusive forum provisions.

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

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, natural disasters, and the acute physical effects of climate change, which may include more frequent or severe storms, tornadoes, hurricanes, floods, droughts, heatwaves, and wildfires, and other similar events. For example, on April 17, 2026 the Company’s Normal Factory sustained damage from a tornado, and we have offices and a significant number of employees in California, a region known for seismic activity and wildfire risk. Climate change may also result in chronic changes in physical conditions such as sea-level rise or changes in temperature or precipitation patterns, which may also result in adverse impacts on our business. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. If a significant natural disaster, such as an earthquake, fire, or flood occurs, or our information technology systems or communications networks break down or operate improperly, our facilities may be seriously damaged or we may have to stop or delay production and delivery of our vehicles, software and services, which could have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. In certain situations market responses to climate change and other catastrophic events may impair our ability to acquire insurance on terms that we find acceptable, which may augment the impact of any such events. Because we depend on single or limited source suppliers in some instances, any damage or interruption to our or our suppliers’ facilities could have a significant impact on our business or financial condition. If a new health epidemic, pandemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility, and other financial impacts. Any prolonged disruption of operations at our facilities or our vendors’ or suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, including due to climate change, a health epidemic, pandemic or similar outbreak, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	06/20/2025
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Form of Pre-Funded Warrant	8-K	001-41042	4.1	03/19/2026
10.1^†	Subscription Agreement, dated as of March 18, 2026, by and among Rivian Automotive, Inc., SMB Holding Corporation and Uber Technologies, Inc.	8-K	001-41042	10.1	3/19/2026
10.2^†	Master Framework Agreement, dated as of March 18, 2026, by and among Rivian Automotive, Inc., Rivian, LLC and Uber Technologies, Inc.	8-K	001-41042	10.2	3/19/2026
10.3^†	Vehicle Production Agreement, dated as of March 18, 2026, by and between Rivian, LLC and Uber Technologies, Inc.	8-K	001-41042	10.3	3/19/2026
10.4#	Non-Employee Director Compensation Program (effective January 1, 2026)					*
10.5#	Employment Agreement by and between Rivian Automotive, LLC and Michael Callahan	10-K	001-41042	10.10	2/12/2026
10.6#	Form of Mind Robotics, LLC Common Unit Grant Agreement	10-K	001-41042	10.38	2/12/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: April 30, 2026		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: April 30, 2026		(Principal Financial Officer)