Form 10-Q
period 2026-06-30
Rivian Automotive, Inc. / DE
filed 2026-07-30
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 21, 2026, 1,443,948,130 shares of the registrant's Class A common stock were outstanding, and 3,912,500 shares of the registrant's Class B common stock were outstanding.

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
•We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of facilities to support R2 in our Stanton Springs North Facility.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2025	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$3,579	$3,592
Short-term investments (Note 5)	2,503	1,718
Accounts receivable, net	555	370
Inventory (Note 6)	1,594	1,661
Other current assets	361	277
Total current assets	8,592	7,618
Property, plant, and equipment, net (Note 7)	5,119	5,557
Operating lease assets, net	571	708
Strategic investments (Note 2)	119	697
Other non-current assets	463	560
Total assets	$14,864	$15,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595	$889
Accrued liabilities (Note 9)	1,438	1,085
Current portion of deferred revenues, lease liabilities, and other liabilities (Note 9)	1,660	1,646
Total current liabilities	3,693	3,620
Long-term debt (Note 8)	4,440	4,444
Non-current lease liabilities	551	693
Other non-current liabilities (Note 9)	1,586	1,256
Total liabilities	10,270	10,013
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2025 and June 30, 2026	—	—
Common stock, $0.001 par value; 5,258 and 5,258 shares authorized and 1,240 and 1,362 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively (Note 14)	1	1
Additional paid-in capital	31,508	33,305
Accumulated deficit	(26,951)	(28,200)
Accumulated other comprehensive income	8	—
Noncontrolling interest	28	21
Total stockholders' equity	4,594	5,127
Total liabilities and stockholders' equity	$14,864	$15,140

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Automotive	$927	$1,143	$1,849	$2,051
Software and services	376	515	694	988
Total revenues (Note 3)	1,303	1,658	2,543	3,039
Automotive	1,262	1,179	2,092	2,149
Software and services	247	300	451	592
Total cost of revenues	1,509	1,479	2,543	2,741
Gross profit	(206)	179	—	298
Operating expenses
Research and development	410	466	791	924
Selling, general, and administrative	498	549	978	1,091
Total operating expenses	908	1,015	1,769	2,015
Loss from operations	(1,114)	(836)	(1,769)	(1,717)
Interest income	72	48	153	98
Interest expense (Note 8)	(69)	(68)	(141)	(133)
Other (expense) income, net	(2)	18	105	496
Loss before income taxes	(1,113)	(838)	(1,652)	(1,256)
Provision for income taxes	(2)	1	(4)	3
Net loss	(1,115)	(837)	(1,656)	(1,253)
Less: Net income (loss) attributable to noncontrolling interest	2	(4)	6	(4)
Net loss attributable to common stockholders	$(1,117)	$(833)	$(1,662)	$(1,249)
Net loss attributable to common stockholders, basic and diluted	$(1,117)	$(833)	$(1,662)	$(1,249)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(0.97)	$(0.63)	$(1.45)	$(0.97)
Weighted-average common shares outstanding, basic and diluted (Note 14)	1,155	1,325	1,146	1,287

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net loss	$(1,115)	$(837)	$(1,656)	$(1,253)
Other comprehensive income (loss)	8	(3)	11	(10)
Comprehensive loss	(1,107)	(840)	(1,645)	(1,263)
Less: Comprehensive income (loss) attributable to noncontrolling interest	3	(5)	7	(6)
Comprehensive loss attributable to common stockholders	$(1,110)	$(835)	$(1,652)	$(1,257)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562
Capital stock issuance	15	—	2	—	—	—	2
Stock-based compensation	—	—	204	—	—	—	204
Other comprehensive income	—	—	—	—	3	—	3
Net (loss) income	—	—	—	(545)	—	4	(541)
BALANCE - March 31, 2025	1,146	1	30,072	(23,850)	(1)	8	6,230
Capital stock issued to Volkswagen Group	52	—	745	—	—	—	745
Capital stock issuance including employee stock purchase plan	16	—	33	—	—	—	33
Stock-based compensation	—	—	178	—	—	—	178
Other comprehensive income	—	—	—	—	7	1	8
Net (loss) income	—	—	—	(1,117)	—	2	(1,115)
BALANCE - June 30, 2025	1,214	1	31,028	(24,967)	6	11	6,079

BALANCE - December 31, 2025	1,240	$1	$31,508	$(26,951)	$8	$28	$4,594
Capital stock issuance	20	—	1	—	—	—	1
Deconsolidation of Mind Robotics, Inc.	—	—	(48)	—	—	(1)	(49)
Stock-based compensation	—	—	306	—	—	—	306
Other comprehensive loss	—	—	—	—	(6)	(1)	(7)
Net (loss) income	—	—	—	(416)	—	—	(416)
BALANCE - March 31, 2026	1,260	1	31,767	(27,367)	2	26	4,429
Capital stock issued to Volkswagen Group	63	—	995	—	—	—	995
Capital stock issuance including employee stock purchase plan	39	—	337	—	—	—	337
Stock-based compensation	—	—	206	—	—	—	206
Other comprehensive loss	—	—	—	—	(2)	(1)	(3)
Net loss	—	—	—	(833)	—	(4)	(837)
BALANCE - June 30, 2026	1,362	1	33,305	(28,200)	—	21	5,127

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities:
Net loss	$(1,656)	$(1,253)
Depreciation and amortization	396	431
Stock-based compensation expense	377	433
Gain on strategic investments	(101)	(506)
Other non-cash activities	40	43
Changes in operating assets and liabilities:
Accounts receivable, net	189	191
Inventory	108	(215)
Other assets	38	78
Accounts payable and accrued liabilities	120	8
Deferred revenues	403	(362)
Other liabilities	(38)	(38)
Net cash used in operating activities	(124)	(1,190)

Cash flows from investing activities:
Purchases of equity securities and short-term investments	(1,942)	(1,254)
Sales of equity securities and short-term investments	101	22
Maturities of short-term investments	1,527	1,955
Deconsolidation of Mind Robotics, Inc.	—	(114)
Capital expenditures	(800)	(734)
Net cash used in investing activities	(1,114)	(125)

Cash flows from financing activities:
Proceeds from stock-based compensation programs	36	39
Proceeds from issuance of capital stock	750	1,300
Proceeds from issuance of long-term debt	1,250	—
Repayments of long-term debt	(1,250)	—
Other financing activities	(36)	(9)
Net cash provided by financing activities	750	1,330

Effect of exchange rate changes on cash and cash equivalents	6	(2)
Net change in cash	(482)	13
Cash, cash equivalents, and restricted cash—Beginning of period	5,294	3,579
Cash, cash equivalents, and restricted cash—End of period	$4,812	$3,592

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$452	$492
Capital stock issued to settle bonuses	$47	$110
Right-of-use assets obtained in exchange for operating lease liabilities	$134	$203

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRESENTATION AND NATURE OF OPERATIONS
Description and Organization

Rivian Automotive, Inc. (together with its consolidated subsidiaries, “Rivian” or the “Company”) was incorporated as a Delaware corporation on March 26, 2015. Rivian is an American automotive technology company that develops and manufactures category-defining electric vehicles as well as vertically integrated technologies and offers a suite of value-added services. Rivian vehicles are manufactured in the United States and are sold directly to consumer and commercial customers. The Company analyzes the results of the business through two reportable segments, Automotive and Software and Services.

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in stockholders’ equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). The prior period Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been conformed to current period presentation by separately presenting the “Strategic investments” and “Gain on strategic investments” captions, respectively. The prior period amounts on the Condensed Consolidated Balance Sheet were reflected within “Other non-current assets,” and the prior period amounts in the Consolidated Statement of Cash Flows were reflected within “Gain on equity method investment.” Additionally, the caption “Sales of short-term investments” in the prior period Condensed Consolidated Statement of Cash Flows has been changed to “Sales of equity securities and short-term investments” to conform to current period presentation.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest (see Note 16 "Variable Interest Entities” for more information). Intercompany balances and transactions have been eliminated in consolidation.

Significant Transactions

Rivian and Volkswagen Group Technologies, LLC

In connection with the formation of Rivian and Volkswagen Group Technologies, LLC (the “Joint Venture”), the Company and Volkswagen-US Holding, Inc. (formerly known as Volkswagen International America, Inc.) (“VW”) and Volkswagen Aktiengesellschaft (“VW AG” and together with VW and their respective affiliates, “Volkswagen Group”) entered into an investment agreement (“Investment Agreement”) for additional equity investments in the Company, including an investment pursuant to the achievement of the Testing Milestones defined in the Investment Agreement. The Testing Milestones were achieved in March 2026, and in April 2026 the Company received $1,000 million in exchange for approximately 63 million shares of the Company’s Class A common stock, calculated using the 30-trading day volume-weighted average price prior to share issuance (i.e., $15.90 per share).

The remaining investment included in the Investment Agreement will be made upon the earlier of January 3, 2028 and the achievement of the Start of Production Milestone defined in the Investment Agreement, whereby the Company will receive $460 million in exchange for $250 million of the Company’s Class A common stock, calculated using the 30-trading day volume-weighted average price prior to share issuance. See Note 3 "Revenues" for more information.

The Company, together with Rivian JV SPV, LLC (“Joint Venture Equityholder”), and Volkswagen Group also entered into loan agreements (“Loan Agreements”) providing for a committed $1,000 million term loan facility, available to the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Uber Subscription Agreement

In March 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with SMB Holding Corporation and Uber Technologies, Inc. (together with their affiliates, “Uber”) and in May 2026 the Company received $300 million from Uber in exchange for approximately 20 million shares of Class A common stock, calculated using the daily volume-weighted average sale price for the 30 consecutive trading days ending on March 17, 2026 (i.e., $15.34 per share).

The Company will receive up to an aggregate $950 million across the four remaining Milestones defined in the Subscription Agreement, subject to certain conditions and the achievement of each applicable Milestone, certain of which require the fulfillment of proven autonomy quality. Upon achievement of each of the four remaining Milestones, the Company will issue either (i) warrants to purchase Class A common stock with an exercise price of $0.001 per share or (ii) shares of Class A common stock, calculated using the applicable Milestone investment received divided by the daily volume-weighted average sale price for the 30 consecutive trading days prior to the corresponding Milestone achievement date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Accounting estimates are an integral part of the condensed consolidated financial statements. These estimates require the use of judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses in the periods presented. Estimates are used for, but not limited to, warranty reserves, inventory valuation, property, plant, and equipment, leases, income taxes, stock-based compensation, commitments and contingencies, the residual value risk sharing (“RVRS”) liability, and other revenue transactions, including progress toward the completion of the Joint Venture’s combined performance obligation. The Company believes that the accounting estimates and related assumptions employed in the condensed consolidated financial statements are appropriate and the resulting balances are reasonable under the circumstances. However, due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, requiring adjustments to estimated amounts in future periods.

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

The Company has entered into commodity derivative contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2025 and June 30, 2026. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and six months ended June 30, 2025 and 2026, gains and losses resulting from changes in fair value were not material.

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

As of December 31, 2025 and June 30, 2026, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2025 and June 30, 2026, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and JP Morgan Chase Bank, N.A. (“Chase Bank”), from which accounts receivable are due to the Company (see Note 3 "Revenues" for more information), are financial institutions that the Company believes are of high credit quality.

Supply Risk

The Company is subject to risks related to its dependence on suppliers, the majority of which are single-source providers of raw materials or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to the Company could have a material impact on the Company’s business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact the Company’s business. The imposition of tariffs, other trade barriers, and geopolitical conflicts may make it more costly to import raw materials and product components and could result in disruptions in supply and production.

Strategic Investments

The Company applies the equity method of accounting to investments in the common stock or in-substance common stock of entities over which the Company has significant influence. The carrying value of the Company‘s equity method investments is recorded within “Strategic investments” on the Condensed Consolidated Balance Sheets, with all adjustments to the carrying value, including the Company‘s share of the investee’s results of operations and cash flows, recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had significant influence over the following investments of in-substance common stock, resulting in the equity method of accounting, which the Company has elected to apply on a one-quarter lag.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Also, Inc.

In December 2025, January 2026, and March 2026, Also, Inc. (“Also”) issued additional Series C preferred shares to third parties, resulting in further dilution of the Company’s ownership interest. The aggregate gain associated with the corresponding adjustments to the carrying value of the Company‘s equity method investment is not material. For the three and six months ended June 30, 2025 and 2026, the Company’s share of Also’s results of operations was not material. As of June 30, 2026 the Company’s ownership interest in Also was 35.3% on a shares outstanding basis.

Mind Robotics, Inc. and Mind Robotics, LLC

In November 2025, the Company established Mind Robotics, Inc. and Mind Robotics, LLC (together, “Mind Robotics”) to advance industrial artificial intelligence and robotics technologies and purchased shares of Series Seed preferred stock in Mind Robotics. The Series Seed preferred shares are convertible into an equal number of common shares at the Company’s option or automatically in certain cases such as in an initial public offering, participate in dividends on an as-converted basis, and entitle the holder to receive the original issue price of the shares plus any declared and unpaid dividends in preference to holders of common shares in the event of a Deemed Liquidation (as defined in the Mind Robotics Articles of Incorporation). The Company determined that Mind Robotics was a Variable Interest Entity (“VIE”) and that Rivian was its primary beneficiary, resulting in consolidation. As of December 31, 2025, the assets of Mind Robotics were approximately $115 million, primarily consisting of cash and cash equivalents.

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

Upon deconsolidation, the Company derecognized the assets of Mind Robotics which primarily consisted of approximately $114 million in “Cash and cash equivalents”, with the offset recorded to “Additional paid-in capital” and “Noncontrolling interest” on the Condensed Consolidated Balance Sheets. The Company remeasured the carrying value of its retained ownership interest to fair value of approximately $569 million within “Strategic investments” on the Condensed Consolidated Balance Sheets utilizing the Mind Robotics Series A preferred share issuance price. The fair value measurement is classified within Level 2 of the fair value hierarchy because the investment was valued using a quoted price for an identical asset in a market that is not active. The resulting gain on deconsolidation of $506 million was recorded to “Other (expense) income, net” in the Condensed Consolidated Statements of Operations.

In May 2026, Mind Robotics issued Series A-1 shares to third parties, resulting in further dilution of the Company’s ownership interest. The aggregate gain associated with the corresponding adjustments to the carrying value of the Company‘s equity method investment is not material. For the three and six months ended June 30, 2026, the Company’s share of Mind Robotics’s results of operations was not material. As of June 30, 2026, the Company’s ownership interest in Mind Robotics was 32.1% on a shares outstanding basis.

Joint Venture Deferred Compensation Program

The Joint Venture provides a deferred compensation program that allows for shares of Volkswagen Group equity and phantom shares, in some cases, to be awarded to its employees, non-employees including directors, and consultants, generally vesting in quarterly installments over 2 years. The corresponding shares held in trust are accounted for as an investment in equity securities and carried at fair value within “Other current assets” and “Other non-current assets” on the Condensed Consolidated Balance Sheets, with unrealized holding gains and losses recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations. The accrued liability for deferred compensation also is carried at fair value within “Accrued liabilities” on the Condensed Consolidated Balance Sheets, with changes in fair value recorded to compensation expense in the Condensed Consolidated Statements of Operations. Purchases of shares of Volkswagen Group

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
equity are recorded in “Purchases of equity securities and short-term investments” in the investing section of the Condensed Consolidated Statements of Cash Flows.

The balances of the investment in equity securities and accrued liability for deferred compensation are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical assets or liabilities in active markets and were not material as of December 31, 2025 and June 30, 2026. For the three and six months ended June 30, 2025 and 2026, unrealized holding gains and losses on the investment in equity securities and accrued liability for deferred compensation were not material.

Upcoming Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“DISE”) requires more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt its provisions in the Annual Report on Form 10-K for the year ending December 31, 2027.

Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations contains a comprehensive accounting model for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods, with retrospective application required. The Company is currently evaluating the financial statement impact of this ASU and expects to adopt its provisions in the Quarterly Report on Form 10-Q for the period ending March 31, 2028.

3. REVENUES

The following table disaggregates revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
New electric vehicles	$924	$1,037	$1,688	$1,887
Regulatory credits	7	108	166	167
Software and services	372	513	689	985
Total revenues	$1,303	$1,658	$2,543	$3,039

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

The Company’s revenues from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements with consumers for purchased vehicles, were approximately 45% and 9% of the Company‘s total revenues during the three months ended June 30, 2025 and 2026, respectively, and approximately 40% and 9% of the Company’s total revenues during the six months ended June 30, 2025 and 2026, respectively. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
current liabilities” on the Condensed Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company re-evaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of December 31, 2025 and June 30, 2026 the RVRS liability was not material.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among performance obligations in proportion to their standalone selling prices.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy, and clean fuel in the United States and Canada. The Company sells regulatory credits to third parties and revenue, including from contract modifications, is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party or upon completion of all performance obligations. Payment is typically received within one quarter or less of transfer of control of the credits to the customer. Many of the programs governing such tradable credits have been or may be modified or are being phased out, and the Company‘s ability to continue earning and selling the corresponding credits is uncertain at this time.

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

The Joint Venture recognizes revenue over time for its combined performance obligation to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in the customer’s future vehicle programs, which will be fully satisfied when the vehicle electrical architecture technology and software promised to the customer is completed. The amount of revenue recognized over time includes ongoing payments to fund the Joint Venture’s development services, as well as the following consideration transferred by the customer:

•$1,295 million received in November 2024 for a license of intellectual property related to Rivian’s existing vehicle electrical architecture and software technology,
•$250 million received in June 2025 for the achievement of the Financial Milestone,
•$210 million to be received no later than January 3, 2028 as part of the Start of Production Milestone payment, and
•$201 million in noncash consideration paid by Volkswagen Group in the form of a loan commitment (see Note 8 "Debt").

The majority of the foregoing consideration transferred by the customer is included in the Company’s deferred revenues as of June 30, 2026, which the Company expects to recognize as revenue through approximately mid-2028, with the amount of revenue recognized each period expected to be relatively consistent over time given the Joint Venture’s steady progress toward satisfaction of the combined performance obligation. It is reasonably possible that the Company’s expectations could change over time according to changes in the pattern of progress, and as a result the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations. The Company recognized revenues of $182 million and $308 million for the three months ended June 30, 2025 and 2026, respectively, and $349 million and $590 million for the six months ended June 30, 2025 and 2026, respectively, for the combined performance obligation with Volkswagen Group, a related party of the Company. As of December 31, 2025 and June 30, 2026, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $328 million and not material, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Payment for vehicle electrical architecture and software development services is generally due in advance. Payment for remarketing and vehicle repair and maintenance services is typically received when control transfers to the customer or due in accordance with payment terms customary to the business.

Deferred Revenues

The Company recognizes deferred revenues when payments are received or due before the related performance obligation is satisfied. The Company’s deferred revenues are primarily the result of consideration received in advance for the Joint Venture’s combined performance obligation, including ongoing payments to fund the Joint Venture’s development services which are generally recognized as revenues within 12 months of receipt, payments for EVs collected prior to delivery, generally satisfied as vehicles are delivered, extended vehicle repair and maintenance contracts, satisfied over the coverage period, and over-the-air (“OTA”) vehicle software updates which met the definition of a performance obligation until the three months ended December 31, 2025, generally satisfied over the estimated useful life of the EV. The Company’s deferred revenues exclude fully-refundable customer deposits. The following table summarizes the Company’s deferred revenues recorded on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	June 30, 2026
Current portion of deferred revenues, lease liabilities, and other liabilities	$1,277	$1,271
Other non-current liabilities	1,066	710
Total deferred revenues	$2,343	$1,981

As of December 31, 2025 and June 30, 2026, $1,794 million and $1,452 million, respectively, of the Company’s deferred revenues consisted of consideration received from Volkswagen Group. Refer to Note 12 “Related Party Transactions” for deferred revenues corresponding to Amazon.com, Inc. and its affiliates (“Amazon”). Deferred revenues recognized from contract liability balances as of December 31, 2024 and 2025 were $97 million and $280 million for the three months ended June 30, 2025 and 2026, respectively, and $311 million and $656 million for the six months ended June 30, 2025 and 2026, respectively.

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	June 30, 2026
Current portion of deferred revenues, lease liabilities, and other liabilities	$177	$176
Other non-current liabilities	286	276
Total warranty reserve	$463	$452

Warranty expense is recorded as a component of automotive cost of revenues in the Company’s Condensed Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Beginning balance	$456	$455	$473	$463
Warranties issued in period	64	21	98	50
Adjustments to pre-existing warranties	(3)	12	(33)	12
Warranty costs incurred	(29)	(36)	(50)	(73)
Ending balance	$488	$452	$488	$452

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
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2025		June 30, 2026
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,370		$1,266
Commercial paper	2	42	2	100
Money market funds	1	2,142	1	2,226
Term deposits	2	25	2	—
Total cash and cash equivalents		3,579		3,592

Short-term investments:
Certificates of deposit	2	$223	2	$275
Commercial paper	2	437	2	397
Corporate bonds	2	464	2	322
Term deposits	2	600	2	400
United States Treasury securities	1	735	1	306
Other items[1]	2	44	2	18
Total short-term investments[2]		$2,503		$1,718

Total cash and cash equivalents and short-term investments		$6,082		$5,310

[1] Includes Yankee bonds.
2 As of December 31, 2025 and June 30, 2026, $257 million and $264 million is due between 12 and 24 months, respectively.

As of December 31, 2025 and June 30, 2026, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 8 "Debt" for more information about the fair value of the Company’s derivative instruments and equity method investment in Mind Robotics, and debt, respectively.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. INVENTORY

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work in progress, finished goods, and service parts. The Company primarily calculates the carrying value of inventory using standard cost, which approximates actual cost on the first-in, first-out (“FIFO”) basis. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion. The Company assesses the valuation of inventory and periodically adjusts its carrying value for estimated excess and obsolescence based upon expectations of future demand and market conditions, as well as for damaged or otherwise impaired goods. The following table summarizes the components of “Inventory” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	June 30, 2026
Raw materials and work in progress	$797	$981
Finished goods	797	680
Total inventory	$1,594	$1,661

7. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	June 30, 2026
Computer equipment, hardware, and software	$699	$747
Land, buildings, and building improvements	1,261	1,733
Leasehold improvements	634	684
Machinery, equipment, vehicles, and office furniture	4,152	5,749
Construction in progress	1,712	380
Total property, plant, and equipment	8,458	9,293
Accumulated depreciation and amortization	(3,339)	(3,736)
Total property, plant, and equipment, net	$5,119	$5,557

Depreciation and amortization expense for property, plant and equipment was $186 million and $227 million for the three months ended June 30, 2025 and 2026, respectively, and $375 million and $412 million for the six months ended June 30, 2025 and 2026, respectively.

In April 2026, the Company’s Normal Factory experienced severe weather, and certain buildings, machinery, equipment, and vehicles sustained damage. As a result, the carrying values of certain fixed assets presented in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets were written down by an immaterial amount during the three months ended June 30, 2026. The immaterial impairment charge was offset by corresponding insurance recoveries. The Company is continuing to assess the financial impact of the event and may incur additional costs in future periods, which together with anticipated insurance recoveries are not expected to have a material effect on the condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. DEBT

The following table summarizes the components of “Long-term debt” on the Condensed Consolidated Balance Sheets (in millions):

		December 31, 2025		June 30, 2026
	Maturity	Amount (in millions)	Effective interest rate	Amount (in millions)	Effective interest rate

Long-term debt
2029 Green Convertible Notes	2029	1,500	4.8%	1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2031 Green Secured Notes	2031	1,250	10.6%	1,250	10.5%
Total long-term debt		4,475		4,475
Less unamortized discount and debt issuance costs		(35)		(31)
Long-term debt, less unamortized discount and debt issuance costs		$4,440		$4,444

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

Before December 15, 2028, the 2029 Green Convertible Notes are convertible at the option of the noteholders only upon the occurrence of certain events, as described in the indenture. From and after December 15, 2028, the 2029 Green Convertible Notes are convertible at any time at the noteholders’ election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. The initial conversion rate is 49.6771 shares of common stock per $1,000 principal amount of 2029 Green Convertible Notes, which represents an initial conversion price of approximately $20.13 per share. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and June 30, 2026, the fair value of the 2029 Green Convertible Notes was $1,882 million and $1,783 million, respectively.

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

Before July 15, 2030, the 2030 Green Convertible Notes are convertible at the option of the noteholders only upon the occurrence of certain events, as described in the indenture. From and after July 15, 2030, the 2030 Green Convertible Notes are convertible at any time at the noteholders’ election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
stock, at the Company’s election. The initial conversion rate is 42.929 shares of common stock per $1,000 principal amount of 2030 Green Convertible Notes, which represents an initial conversion price of approximately $23.29 per share. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and June 30, 2026, the fair value of the 2030 Green Convertible Notes was $1,958 million and $1,846 million, respectively.

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

The 2031 Green Secured Notes are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”), in each case subject to certain excluded assets and permitted liens. The 2031 Green Secured Notes contain a number of customary covenants similar to the covenants under the ABL Facility. As of June 30, 2026, the Company was in compliance with all covenants required by the 2031 Green Secured Notes.

The 2031 Green Secured Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and June 30, 2026, the fair value of the 2031 Green Secured Notes was $1,231 million and $1,248 million, respectively.

Debt Facilities Not Outstanding

ABL Facility

In April 2025, the Company entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit the funding of commitments under the Department of Energy Loan described below, and (iii) amend certain other covenants. Availability under the ABL Facility is based on the lesser of the borrowing base and the committed $1,500 million cap and reduced by borrowings and the issuance of letters of credit, with a letter of credit sub-limit of $1,000 million. The ABL Facility contains certain affirmative and negative covenants and conditions to borrowing or taking other actions and is secured by specified assets of a group of the Company’s subsidiaries, which is subject to a minimum liquidity requirement and fixed charge coverage ratio calculated quarterly, effectively restricting the net assets of the group of subsidiaries.

As of June 30, 2026, the Company had no borrowings under the ABL Facility and $228 million of letters of credit outstanding, resulting in availability under the ABL Facility of $536 million after giving effect to the borrowing base and the outstanding letters of credit. As of June 30, 2026, the Company was in compliance with all covenants required by the ABL Facility.

Volkswagen Group Loan Commitment

In November 2024, the Company, together with Rivian JV SPV, LLC (“Joint Venture Equityholder”), and Volkswagen Group entered into loan agreements (“Loan Agreements”) providing for a committed $1,000 million term loan facility, available to

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the Joint Venture in a single draw on any business day during the period beginning on October 1, 2026 and ending on October 30, 2026, subject to customary conditions to funding. When and if funded, the proceeds would be concurrently loaned by the Joint Venture to the Joint Venture Equityholder to be used by the Company for general corporate purposes. If and when funded, the per annum rate of interest on the loan is expected to be lower than a loan with comparable terms funded by a large financial institution. Accordingly, upon execution of the Loan Agreements, the $201 million fair value of the below-market funding commitment was included within Other non-current assets and Other non-current liabilities on the Condensed Consolidated Balance Sheets (see Note 3 "Revenues" for more information).

Department of Energy Loan

In January 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “Original LARSSA”) with the United States Department of Energy (“DOE”), pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches to be provided by the Federal Financing Bank (“FFB”) to the Borrower. In April 2026, the Borrower and the Sponsor entered into an Amended and Restated Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “A&R LARSSA”) with the DOE. The provisions from the Original LARSSA relating to the loan guarantee structure, equity contribution requirements, representations and warranties, covenants, and events of default largely remain the same in the A&R LARSSA.

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

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of certain conditions as defined in the A&R LARSSA. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first advance, the Borrower achieving certain vehicle sales metrics prior to the first advance, the funding of certain equity contributions and reserves, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

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

The A&R LARSSA contains representations and warranties, as well as informational, affirmative, and negative covenants that include, among others, requirements with respect to the construction and operation of the Project, compliance with all requirements of the loan program, and limitations on the ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets (including intellectual property with respect to the Project), pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business or enter into certain restrictive agreements. Certain covenants apply starting on the date that the Original LARSSA was signed, while other covenants, including certain of the negative covenants, do not apply until the date of the first Advance. If and when the DOE Loan is funded, on a consolidated basis the Sponsor will be subject to certain financial covenants as defined in the A&R

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
LARSSA, including a maximum 55% ratio of Debt to Tangible Assets, a minimum Current Ratio of 1.25:1.00, and minimum Liquidity of $2,000 million.

9. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2025	June 30, 2026
Capital expenditures	$419	$385
Interest (Note 8)	104	92
Loss contingencies (Note 13)	350	60
Other products and services	84	115
Payroll and related costs	319	260
Other	162	173
Total accrued liabilities	$1,438	$1,085

The carrying value of “Current portion of deferred revenues, lease liabilities, and other liabilities” on the Condensed Consolidated Balance Sheets includes the following components classified as current (in millions):

	December 31, 2025	June 30, 2026
Deferred revenues	$1,277	$1,271
Operating lease liabilities	110	117
Warranty reserve	177	176
Other	96	82
Total current portion of deferred revenues, lease liabilities, and other liabilities	$1,660	$1,646

The carrying value of “Other non-current liabilities” on the Condensed Consolidated Balance Sheets includes the following components classified as non-current (in millions):

	December 31, 2025	June 30, 2026
Deferred revenues	$1,066	$710
Finance lease liabilities	91	99
Warranty reserve	286	276
Other	143	171
Total other non-current liabilities	$1,586	$1,256

10. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and six months ended June 30, 2025 and 2026. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

11. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan and 2021 Incentive Award Plan (together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employees including directors, and consultants.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2026:

	RSUs
	Number of shares (in millions)	Weighted-average grant-date fair value
Outstanding at December 31, 2025	66	$12.49
Granted	57	$15.10
Vested	(35)	$13.12
Forfeited	(3)	$13.54
Outstanding at June 30, 2026	85	$13.95	[1]
Vested and expected to vest at June 30, 2026	85	$13.95
[1]Amount does not recalculate due to the effects of rounding.

Stock option activity during the six months ended June 30, 2026 was not material.

As of June 30, 2026, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,537 million, which is expected to be recognized over a weighted-average period of 2.2 years for RSUs and 4.4 years for stock options.

12. RELATED PARTY TRANSACTIONS

Amazon

The Company recorded $176 million and $554 million for the three months ended June 30, 2025 and 2026, respectively, and $275 million and $1,022 million for the six months ended June 30, 2025 and 2026, respectively, in revenues from Amazon in the Condensed Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2025 and June 30, 2026, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $11 million and $115 million, respectively. Deferred revenues related to EDV sales were $365 million and $352 million as of December 31, 2025 and June 30, 2026, respectively, primarily for advance payments and extended service contracts. Refer to Note 3 "Revenues" for more information.

In June 2025, the Company began selling Rivian Adventure Gear via the Amazon.com platform. For the three and six months ended June 30, 2025 and 2026, sales commissions paid to Amazon for sales of Rivian adventure gear via the Amazon.com platform were not material.
The Company obtains data services, including hosting, storage, and compute from Amazon. Expenses related to these services were $31 million and $104 million for the three months ended June 30, 2025 and 2026, respectively, and $62 million and $182 million during the six months ended June 30, 2025 and 2026, respectively. As of December 31, 2025 and June 30, 2026, the unpaid amounts related to these services were not material.

Also, Inc.

The Company obtained significant influence over Also in conjunction with its investment in preferred shares of Also in March 2025, resulting in Also being a related party of the Company. Transactions with Also during the three and six months ended June 30, 2025 subsequent to the inception of the related party relationship and during the three and six months ended June 30, 2026 were not material.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Mind Robotics

Upon deconsolidation of Mind Robotics in March 2026 the Company retained significant influence over Mind Robotics in conjunction with its investment in preferred shares, resulting in Mind Robotics being a related party of the Company. Following deconsolidation, transactions with Mind Robotics during the three and six months ended June 30, 2026 were not material.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company records an accrued liability for contingent losses that it determines are probable and estimable. Contingent losses that the Company evaluates primarily include potential costs related to supply contracts, which can be a result of changing demand forecasts, design modifications, or other causes, potential payments resulting from legal proceedings, such as commercial or employment-related litigation, and other events. Although the Company believes it has valid defenses with respect to legal proceedings, as of December 31, 2025 and June 30, 2026, the Company recorded approximately $350 million and $60 million, respectively, for estimated contingent losses in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $90 million, or an excess of $30 million over the accrued liability recorded. The Company expects the majority of contingent losses comprising the accrued liability to be resolved within the next 12 to 24 months.

Between March 7, 2022 and April 19, 2022, three alleged stockholders (the “Plaintiffs”) filed lawsuits against Rivian Automotive, Inc., certain of the Company’s officers and directors, and the Company’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of common stock in the Company’s IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-JLS-E (C.D. Cal.). The Court issued its Order granting preliminary approval of the corresponding proposed $250 million settlement on December 18, 2025, which was fully funded into escrow by the Company and insurance carriers by January 2026. After receipt in full of all corresponding insurance recoveries, the aggregate net settlement payment made by the Company was $181 million. The Court issued its Order granting final approval of the proposed settlement and Judgment was entered in May 2026.

14. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2025 and June 30, 2026, 1,236 million and 1,358 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2025 and June 30, 2026, 4 million shares of Class B common stock were issued and outstanding. As of December 31, 2025 and June 30, 2026, 5,250 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Three and Six Months Ended June 30,
	2025	2026
Green Convertible Notes	149	149
RSUs, ESPP, and other stock-based awards	89	89
Stock options	61	77
Stock warrants	12	12
Total	311	327

Privately negotiated capped call transactions (“Capped Calls”) are excluded from the calculation of diluted earnings per share as they would be antidilutive. However, upon conversion, there would be no economic dilution from the 2030 Green Convertible Notes unless the market price of the Company’s Class A common stock exceeds the cap price as exercise of the Capped Calls offsets any dilution from the 2030 Green Convertible Notes from the conversion price up to the cap price.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Numerator
Net loss attributable to Rivian	$(1,117)	$(833)	$(1,662)	$(1,249)
Net loss attributable to common stockholders, basic and diluted	$(1,117)	$(833)	$(1,662)	$(1,249)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	1,155	1,325	1,146	1,287
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	1,155	1,325	1,146	1,287

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.97)	$(0.63)	$(1.45)	$(0.97)

During the three months ended June 30, 2026, the Company issued 63 million shares of Class A common stock to Volkswagen Group pursuant to the achievement of the Testing Milestones defined in the Investment Agreement and 20 million shares of Class A common stock to Uber in connection with the Subscription Agreement. Refer to Note 1 "Presentation and Nature of Operations" for more information.

On July 7, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, as representative of several underwriters named therein (collectively, the “Underwriters”), for the offering, issuance, and sale of 75 million shares of the Company’s Class A common stock at an offering price of $15.50 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters the option to purchase up to 11.25 million additional shares of Class A common stock at the public offering price, which the Underwriters exercised in full on July 8, 2026. The net proceeds from the offering were approximately $1,317 million, after deducting underwriting discounts and commissions. The Company intends to use the net proceeds of the offering for general corporate purposes, including the funding of certain equity contributions and reserves pursuant to the A&R LARSSA (see Note 8 "Debt" for more information).

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Software and Services

The Software and services reportable segment derives its revenues and cost of revenues primarily from vehicle electrical architecture and software development services, remarketing, and vehicle repair and maintenance services. Autonomy+, software subscriptions, extended service contracts, sales of vehicle accessories and regulatory credits not generated by the production and sale of EVs, and other items are also included.

The CODM does not receive segment asset information as it is not used to assess each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$1,143	$515	$1,658	$2,051	$988	$3,039
Cost of revenues	(1,179)	(300)	(1,479)	(2,149)	(592)	(2,741)
Gross profit	$(36)	$215	$179	$(98)	$396	$298

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$927	$376	$1,303	$1,849	$694	$2,543
Cost of revenues	(1,262)	(247)	(1,509)	(2,092)	(451)	(2,543)
Gross profit	$(335)	$129	$(206)	$(243)	$243	$—

16. VARIABLE INTEREST ENTITIES

Rivian and Volkswagen Group Technologies, LLC

In November 2024, the Company established Rivian and Volkswagen Group Technologies, LLC with Volkswagen Group as a joint venture with a focus on software, electronic control units and related network architecture design and development.

The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets as “Noncontrolling interest” and in the Condensed

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consolidated Statements of Operations as “Net income attributable to noncontrolling interest.” As of December 31, 2025, the consolidated assets of the Joint Venture were approximately $800 million and primarily comprised of cash, accounts receivable, and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" and Note 3 "Revenues" for more information). As of June 30, 2026, the consolidated assets of the Joint Venture were approximately $720 million and primarily comprised of cash and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" for more information). As of December 31, 2025 and June 30, 2026, the consolidated liabilities of the Joint Venture were approximately $570 million and $530 million, respectively, primarily comprised of the current portion of deferred revenues.

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

Overview

Rivian is an American automotive technology company that develops and manufactures category-defining electric vehicles as well as vertically integrated technologies and offers a suite of value-added services. Through innovation across its electrical architecture, end-to-end software, autonomous driving platform, artificial intelligence, and propulsion, the Company creates vehicles that excel at work and play with the goal of accelerating the global transition to zero-emission transportation and energy. Rivian vehicles are manufactured in the United States and are sold directly to consumer and commercial customers. Whether taking families on new adventures or electrifying fleets at scale, Rivian vehicles all share a common goal — preserving the natural world for generations to come.

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

Automotive Segment

During the three months ended June 30, 2026, we produced 12,613 vehicles and delivered 12,194 vehicles. During the six months ended June 30, 2026, we produced 22,849 vehicles and delivered 22,559 vehicles.

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

R2 is our all-new midsize SUV delivering a combination of performance, capability and utility in a five-passenger package optimized for big adventures and everyday use. The interior is designed for ease-of-use, while being uniquely Rivian through a combination of inviting design and premium, sustainable materials that are easy to clean. R2 and our planned R3 vehicles are underpinned by our midsize platform (“MSP”), which is expected to address global market segments and is designed to build upon our industry-leading technology platform as well as our focus on reducing manufacturing complexity and improving cost efficiency. We believe R2 and our midsize platform will be foundational to our long-term growth and profit potential. R2 benefits from Rivian’s key vertically integrated technologies including our software stack, propulsion technology, Rivian Autonomy Platform, Rivian Unified Intelligence, and zonal network architecture. Deliveries of the R2 began in the second quarter of 2026.

R3 is our future midsize crossover that is expected to be tidy on dimensions but deliver big in terms of performance, off-road capability, passenger comfort, and storage. R3X is a performance variant of R3 offering even more dynamic abilities both on and off road. The design of the exterior and interior of R3 are inviting and iconic, demonstrating the scalability of Rivian’s brand across different form factors while continuing to be immediately recognizable.

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

We have designed a 500 and 700 cubic foot version of the vans, optimized for various commercial uses, including last mile delivery use cases. Both the EDV and Rivian Commercial Van feature a rear roll-up door, an integrated bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics, and a curb-side sliding door for safe vehicle access away from traffic. Developed to be comfortable and easy to operate for drivers, our commercial vans are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to decarbonization. We are developing new EDV variants designed to expand route coverage into more rural networks, including an all-wheel drive configuration to improve traction in adverse terrain and inclement weather conditions, as well as a larger battery pack offering increased range.

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

Software and Services Segment

Complementing our vehicles, we provide a suite of value-added services which we expect to continue generating long-term brand loyalty while also creating a recurring revenue stream across the vehicle lifecycle. These services include vehicle electrical architecture and software development services provided by the Joint Venture, Autonomy+, remarketing, vehicle repair and maintenance, charging, software subscriptions, vehicle accessories, financing, insurance, and more, as described below.

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

•Autonomy+. Rivian is designing and developing advanced driver assistance features. In December 2025, we released our Universal Hands Free feature via an OTA update to our R1 Gen 2 customers. This feature significantly expanded our assistive hands-free driving capabilities for customers, going from availability on fewer than 150,000 miles of roads to more than 3.5 million miles of roads in North America. We began charging a one-time or month-to-month fee for Autonomy+ advanced driver assistance features in consumer vehicles including R2 in April 2026. Over the medium-to-long term we expect to add additional advanced features such as point-to-point, eyes-off and eventually personal level 4 and robotaxi capabilities for vehicles with the necessary hardware.

•Remarketing. When purchasing a Rivian, we offer customers the opportunity to trade in their current vehicle. We also sell used Rivian vehicles directly to customers on our website.

•Vehicle Repair and Maintenance. We offer technology-enabled vehicle repair and maintenance experiences for our customers, and our service network consists of physical service centers as well as mobile service vehicles. In addition to the vehicle service network, we work with partner collision centers and supply them with the parts they need for work on Rivian vehicles.

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

•Software Subscriptions. Across our consumer and commercial vehicles, we offer value added software subscriptions. All consumer vehicles come standard with connectivity features such as OTA updates, live navigation, remote vehicle commands, and tethering. In addition, we offer Connect+ which brings enhanced media, connectivity, and live security to our Rivian vehicles. Customers can pay a monthly recurring payment or a discounted annual payment for Connect+. In May 2026, we rolled out the Rivian Assistant with Connect+ on all R1 vehicles, and we plan to launch the feature on R2 vehicles via an OTA update later in 2026. Powered by our proprietary, multi-modal AI foundation and an in-house agentic framework, the AI-powered Rivian Assistant gives drivers voice activated control over the vehicle’s hardware and features.

Alongside our commercial vehicles we also offer FleetOS, our proprietary, end-to-end centralized fleet management subscription platform. It encompasses vehicle distribution, service, telematics, software services, charging, connectivity management, advanced driver assistance system and lifecycle management. This cloud-based platform integrates and analyzes vehicle, infrastructure, and operations data.

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

•Ability to Develop and Launch New Offerings. We believe the Rivian brand is becoming established in the most attractive consumer and commercial vehicle markets. However, our ability to grow revenues and expand margins will also depend on our ability to develop and successfully launch new vehicle platforms and programs, including R2. Customers can make reservations for the R2 with a cancellable and fully refundable deposit of $100, and deliveries of the R2 began in the second quarter of 2026. We believe R2 will be foundational to Rivian’s long-term growth and profit potential, positioning Rivian to address new, global market segments and designed to build upon our industry-leading technology platform, drive down manufacturing complexity, and improve cost efficiency. R2 benefits from Rivian’s key vertically integrated technologies including our software stack, propulsion technology, Rivian Autonomy Platform, Rivian Unified Intelligence, and zonal network architecture, and the platform has been designed for cost efficiency, with a focus on part consolidation or elimination. We continue to develop value-added technologies that enhance our customers’ experience which we believe represent an advantage to Rivian, including our autonomy platform. Our future financial performance will also depend on our ability to offer software and services that profitably deliver an intuitive, seamless, and compelling customer experience.

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new customers in the consumer and commercial vehicle markets. We have invested heavily in developing our ecosystem and plan to continue to do so. We expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, community events, and partnerships along with digital marketing campaigns. To support demand generation, we have invested in our capabilities, such as expanding our retail customer engagement spaces (“spaces”), integrated sales and service locations, and demonstration drives, as well as building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we may need to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred.

•Ability to Manage Costs. Selling our vehicles profitably requires successful and timely execution against multiple cost reduction objectives across the vehicle and our manufacturing operations, including scaling production. Our manufacturing facility in Normal, Illinois (“Normal Factory”) is operating significantly below full vehicle production rate capacity. This lower utilization of plant capacity results in the cost of revenues to operate the plant being much higher per unit of production than would be the case if we were manufacturing at capacity. In 2025 we completed upgrades to the paint shop in the Normal Factory, enabling an increase in production capacity to 215,000 units annually in preparation for customer deliveries of the R2, which began in the second quarter of 2026. Significant capital expenditures were required to support the integration of R2 into our Normal Factory, and our future profitability depends upon our ability to scale our production and delivery operations more efficiently at a lower cost per unit.

Achieving cost reductions requires, among other things, a successful ramp of R2 and scaling our vehicle production volumes, timely introduction of new components and technologies into production, negotiation of unit price reductions with suppliers, management of our labor and logistics costs, effective adoption of AI strategies, and pursuing opportunities to drive down warranty costs. Should we not achieve such reductions in a timely manner, we could experience adverse impacts to our gross margin and overall profitability.

•Ability to Drive Adoption of our Software and Services. Software and services are a key part of our growth strategy. We offer a variety of software and services, including vehicle electrical architecture and software development services, Autonomy+, sales of vehicle trade-ins and pre-owned Rivian EVs (“remarketing”), vehicle repair and maintenance, charging, software subscriptions, vehicle accessories, financing, insurance, and FleetOS solutions that we believe will grow our revenues additive to vehicle sales. We continue to develop value-added technologies that enhance our customers’ experience which we believe represent an advantage to Rivian, including our autonomy platform. We currently offer Connect+, a subscription-based streaming and connectivity service, and Autonomy+, a premium expansion of automated driver assistance support. As we increase our base of Rivian customers and expand our software and services portfolio, including through partnerships or other opportunities, we expect our customers to expand their usage of our software and services offerings over the full lifecycle of their vehicle ownership. We believe the software and services portion of our business will have the benefit of enabling a higher-margin, recurring revenue stream for each vehicle, thereby improving our margin profile. Our ability to grow revenues and our long-term financial performance will depend in part on our ability to successfully develop and drive adoption of these offerings at profitable price points.

•Ability to Invest in our Production and Capabilities. We believe that customer acquisition and retention is contingent on our ability to produce innovative offerings, including vehicles that deliver a broad combination of performance, utility, and capability, as well as software and services that enhance the ownership journey through new features, functions, and a best-in-class customer experience. To this end, we have made substantial investments in our facilities, including recent upgrades to our Normal Factory to support the integration of R2, and we intend to continue making investments, including technology updates, to drive growth as we scale vehicle production and deliveries, expand our offerings, and strengthen our core capabilities. As we invest in our business for long-term growth, leading to increases in operating expenses as well as capital expenditures, we may experience manufacturing shutdowns, other delays in our ability to ramp production, and additional losses, which could delay our ability to achieve profitability and positive operating cash flow. In September 2025, we held a groundbreaking ceremony at our manufacturing facility near the city of Social Circle, Georgia (the “Stanton Springs North Facility”), which will support production of our MSP. Construction has begun, and any delays in the timing or execution of this investment could have an adverse impact on our prospects, financial condition, results of operations, and cash flows, and it could require significant external debt and/or equity financing.

•Ability to Develop and Manage a Resilient Supply Chain. Our ability to manufacture vehicles and develop future solutions is dependent on the continued supply of raw materials and product components from our suppliers, the majority of which are single-source providers. Any inability or unwillingness of our suppliers to deliver necessary raw materials or product components at timing, prices, quality, and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations, and cash flows. Fluctuations in the cost of raw materials or product components and supply interruptions or shortages could materially impact our business. We have experienced and may continue experiencing cost fluctuations and disruptions in supply of raw materials and product components, including as a result of the imposition of tariffs, other trade barriers, and geopolitical conflicts. Additionally, we have received claims from our suppliers related to contract, production plan, and other changes for which we have incurred payment obligations, and we could incur similar obligations in the future. See Note 13 “Commitments and Contingencies” to our condensed consolidated financial statements included in this Form 10-Q for more information on supplier claims. To further develop and manage supply chain resilience, we have constructed a supplier park at our Normal Factory, which we believe will reduce shipping, logistics, and warehousing costs, as well as improve overall production efficiency and speed. We also must manage the risk of field service actions, including product recalls, with respect to components from suppliers. We continue to work diligently and collaboratively with suppliers to identify and proactively address problems or constraints as quickly as possible.

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

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we generally expect delivery volumes of commercial vehicle sales to be lower in the winter months as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet, which could result in higher finished goods inventory levels.

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

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. This has impacted vehicle financing affordability for customers and may influence customers’ buying decisions toward less expensive vehicles, or may cause tightening of lending standards. If we are unable to fully offset higher costs through price increases or other measures, especially during periods of elevated inflation and interest rates, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our condensed consolidated results of operations (in millions) and production and delivery volumes for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Automotive	$927	$1,143	$1,849	$2,051
Software and services	376	515	694	988
Total revenues	1,303	1,658	2,543	3,039
Automotive	1,262	1,179	2,092	2,149
Software and services	247	300	451	592
Total cost of revenues	1,509	1,479	2,543	2,741
Gross profit	(206)	179	—	298
Operating expenses
Research and development	410	466	791	924
Selling, general, and administrative	498	549	978	1,091
Total operating expenses	908	1,015	1,769	2,015
Loss from operations	(1,114)	(836)	(1,769)	(1,717)
Interest income	72	48	153	98
Interest expense	(69)	(68)	(141)	(133)
Other (expense) income, net	(2)	18	105	496
Loss before income taxes	(1,113)	(838)	(1,652)	(1,256)
Provision for income taxes	(2)	1	(4)	3
Net loss	(1,115)	(837)	(1,656)	(1,253)
Less: Net income (loss) attributable to noncontrolling interest	2	(4)	6	(4)
Net loss attributable to common stockholders	$(1,117)	$(833)	$(1,662)	$(1,249)

Production volume	5,979	12,613	20,590	22,849
Delivery volume	10,661	12,194	19,301	22,559

Comparison of the Three and Six Months Ended June 30, 2025 and 2026

Automotive

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except delivery volume)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Revenues	$927	$1,143	$216	23%	$1,849	$2,051	$202	11%

Delivery volume	10,661	12,194	1,533	14%	19,301	22,559	3,258	17%

Automotive revenues for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025 primarily due to a 14% increase in vehicle deliveries and a $103 million increase in revenues related to regulatory credits, which were partially offset by a decline in average vehicle selling price due to a higher mix of commercial van and R2 deliveries. For the three months ended June 30, 2025 and 2026, Automotive revenues related to regulatory credits were $3 million and $106 million, respectively.

Automotive revenues for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to a 17% increase in vehicle deliveries, which was partially offset by a decline in average vehicle selling price due to a higher mix of commercial van and R2 deliveries.

Cost of revenues and gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except production and delivery volumes)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Cost of revenues	$1,262	$1,179	$(83)	(7)%	$2,092	$2,149	$57	3%
Gross profit	$(335)	$(36)	$299	89%	$(243)	$(98)	$145	60%

Production volume	5,979	12,613	6,634	111%	20,590	22,849	2,259	11%
Delivery volume	10,661	12,194	1,533	14%	19,301	22,559	3,258	17%

Automotive cost of revenues for the three months ended June 30, 2026 decreased compared to the three months ended June 30, 2025 despite the period-over-period increase in deliveries. The decrease was primarily driven by a higher mix of commercial vans delivered and produced, which reduced conversion costs during the three months ended June 30, 2026. The cost of materials and warranty per unit delivered also improved, and a refund receivable for certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) was recorded during the three months ended June 30, 2026. For the three months ended June 30, 2025 and 2026, automotive cost of revenues included $183 million and $130 million of depreciation and amortization expense and $18 million and $11 million of stock-based compensation expense, respectively.

Automotive cost of revenues for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025, primarily driven by increased delivery volumes partially offset by a higher mix of commercial vans. For the six months ended June 30, 2025 and 2026, automotive cost of revenues included $256 million and $245 million of depreciation and amortization expense and $26 million and $22 million of stock-based compensation expense, respectively.

Automotive gross profit losses improved for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily resulting from increases in delivery and production volumes, an increase in revenues related to regulatory credits, and an IEEPA tariff refund receivable, partially offset by the ramp of R2 production. The severe weather that we experienced at our Normal Factory in April 2026 did not impact production.

Automotive gross profit losses improved for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily resulting from an increase in delivery volumes, partially offset by the ramp of R2 production.

As we continue ramping R2 production, we have experienced and may continue to experience higher cost of revenues and gross profit losses as fixed costs are allocated across volumes lower than total capacity. For the three and six months ended June 30, 2026, we recognized approximately $100 million in incremental cost of revenues due to the ramp of R2 production as compared to production at more normalized levels. However, we expect gross profit losses to continue improving on a per-vehicle basis as we increase overall R2 production levels over the next several quarters.

The current global economic and geopolitical landscape presents significant uncertainty, particularly regarding evolving trade regulation, tariffs, governmental policies, geopolitical conflicts, and the overall impact these items have on consumer sentiment and demand. These factors have impacted and could continue to impact our global supply chain, material and logistics costs and access, and market dynamics. While in the short term we may experience higher conversion costs, higher depreciation expense and lower overhead absorption, and increased warranty expenses as we ramp R2 production and increase our car parc, in the long term we expect automotive gross profit losses to continue improving over time through the margin profile of R2, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

Effective May 2025, the United States government adjusted tariffs on imported automobile parts under Section 232 of the Trade Expansion Act of 1962, imposing a 25% tariff on many parts but allowing for tariff offset credits for manufacturers with domestic vehicle assembly. The credits are based upon 3.75% of Manufacturer's Suggested Retail Price of United States vehicles produced from April 2025 through April 2030. In October 2025, we received our license to apply tariff offsets through April 30, 2026, and we expect to qualify for additional tariff offsets from May 2026 through April 2030. While we also are subject to tariffs on imported materials containing steel, aluminum, and graphite, as well as reciprocal tariffs from time to time, our ability to self-certify components in United States vehicle manufacturing as of November 2025 is expected to allow us to utilize our 232 Automotive tariff offset to eliminate many of these tariffs.

Beginning in 2025, the United States government imposed tariffs on a variety of imports under IEEPA. In February 2026, the United States Supreme Court held that the IEEPA did not authorize the imposition of tariffs and in March and April 2026, the Court of International Trade (“CIT”) issued universal refund injunctions that compelled the United States Customs and Border Protection (“CBP”) to issue refunds for unlawfully collected IEEPA tariffs. On June 2, 2026 the United States Department of Justice (“DOJ”) appealed certain refunds addressed by the injunctions. We have recorded an IEEPA tariff refund receivable for the amount of anticipated refunds not subject to DOJ appeal, with a corresponding reduction to automotive cost of revenues during the three months ended June 30, 2026. We have experienced and could continue to experience increases to our cost of revenues as a result of tariffs.

Software and Services

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Revenues	$376	$515	$139	37%	$694	$988	$294	42%

Software and services revenues for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025, primarily due to an increase in vehicle electrical architecture and software development services, increases in vehicle repair and maintenance services, and our Autonomy+ paid software offering which began in April 2026, partially offset by lower remarketing sales.

Software and services revenues for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025, primarily due to an increase in vehicle electrical architecture and software development services, increases in vehicle repair and maintenance services, and our Autonomy+ paid software offering which began in April 2026.

Cost of revenues and gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Cost of revenues	$247	$300	$53	21%	$451	$592	$141	31%
Gross profit	$129	$215	$86	67%	$243	$396	$153	63%

Software and services cost of revenues for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025, primarily due to increases in vehicle electrical architecture and software development services and vehicle repair and maintenance services, partially offset by lower remarketing sales. For the three months ended June 30, 2025 and 2026, software and services cost of revenues included $2 million and $8 million of depreciation and amortization expense and $19 million and $20 million of stock-based compensation expense, respectively.

Software and services cost of revenues for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025, primarily due to increases in vehicle electrical architecture and software development services and vehicle repair and maintenance services. For the six months ended June 30, 2025 and 2026, software and services cost of revenues included $4 million and $15 million of depreciation and amortization expense and $35 million and $36 million of stock-based compensation expense, respectively.

The increases in software and services gross profit for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 primarily resulted from an increase in vehicle electrical architecture and software development services provided by the Joint Venture. In the short term we expect software and services gross profit to continue increasing over time as we continue providing vehicle electrical architecture and software development services, as serviced vehicles age out of warranty, and through expansion of our paid software offerings such as Autonomy+, Connect+, and FleetOS. While in the long term we expect these factors to result in continued increases in software and services gross profit, we expect to experience a reduction during 2028 upon the expected satisfaction of the Joint Venture’s combined performance obligation (see Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information).

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Research and development	$410	$466	$56	14%	$791	$924	$133	17%

R&D expenses for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025, primarily driven by software expenses to support AI and autonomy initiatives, as well as payroll and related expenses to support the R2 launch, partially offset by a reduction in engineering, design, and development spend. For the three months ended June 30, 2025 and 2026, R&D expenses included $17 million and $25 million of depreciation and amortization expense and $77 million and $94 million of stock-based compensation expense, respectively.

R&D expenses for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025, primarily driven by software expenses to support AI and autonomy initiatives and payroll and related expenses to support the R2 launch. For the six months ended June 30, 2025 and 2026, R&D expenses included $34 million and $48 million of depreciation and amortization expense and $156 million and $181 million of stock-based compensation expense, respectively.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing. In addition, we expect increased R&D spend associated with the acceleration of our autonomy roadmap.

Selling, general, and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Selling, general, and administrative	$498	$549	$51	10%	$978	$1,091	$113	12%

SG&A expenses increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily driven by expanding our go-to-market operations and footprint to support the R2 launch, including increases in expense for stock-based compensation, payroll, utilities, facilities, software, and other operating expenses. For the three months ended June 30, 2025 and 2026, SG&A expenses included $52 million and $64 million of depreciation and amortization expense and $81 million and $101 million of stock-based compensation expense, respectively. For the six months ended June 30, 2025 and 2026, SG&A expenses included $107 million and $121 million of depreciation and amortization expense and $161 million and $194 million of stock-based compensation expense, respectively.

We plan to make continued investments in our facilities, go-to-market operations, spaces, service centers, and technology infrastructure for our future operations.

Other income (expenses)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Interest income	$72	$48	$(24)	(33)%	$153	$98	$(55)	(36)%
Interest expense	$(69)	$(68)	$1	1%	$(141)	$(133)	$8	6%
Other (expense) income, net	$(2)	$18	$20	nm	$105	$496	$391	372%

*nm-not meaningful

Interest income decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to lower interest rates on invested capital and lower average balances of cash, cash equivalents, and short-term investments.

Interest expense decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to reduced interest rates resulting from the refinancing of the senior secured floating rate notes due October 2026 into the 2031 Green Secured Notes in June 2025. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Other (expense) income, net for the three months ended June 30, 2026 remained relatively consistent compared to the three months ended June 30, 2025. Other (expense) income, net increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the $506 million gain on deconsolidation of Mind Robotics. See Note 2 "Strategic Investments" to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of June 30, 2025 and 2026, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, net deferred tax assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2025	June 30, 2026
Cash and cash equivalents	$3,579	$3,592
Short-term investments	2,503	1,718
Availability under ABL Facility	506	536
Total liquidity	$6,588	$5,846

ABL Facility

In April 2025, we entered into an amendment of the credit agreement governing the ABL Facility to (i) extend the maturity date to April 2030 (subject to earlier maturity if certain other debt remains outstanding at a specified earlier date), (ii) amend the restrictive covenants in order to permit funding commitments under the Department of Energy loan described below, and (iii) amend certain other covenants. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

Public Equity Offering

On July 7, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, as representative of several underwriters named therein (collectively, the “Underwriters”), for the offering, issuance, and sale of 75 million shares of Class A common stock at an offering price of $15.50 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters the option to purchase up to 11.25 million additional shares of Class A common stock at the public offering price, which the Underwriters exercised in full on July 8, 2026. The net proceeds from the offering were approximately $1.3 billion after deducting underwriting discounts and commissions. We intend to use the net proceeds of the offering for general corporate purposes, including the funding of certain equity contributions and reserves pursuant to the A&R LARSSA. See Note 8 "Debt" to our condensed consolidated financial statements included in this Form 10-Q for more information.

Rivian and Volkswagen Group Technologies, LLC

In connection with the formation of the Joint Venture, we entered into an investment agreement (“Investment Agreement”) with Volkswagen Group for additional equity investments in Rivian, including an investment pursuant to the achievement of the Testing Milestones defined in the Investment Agreement. The Testing Milestones were achieved in March 2026, and in April 2026 we received $1.0 billion in exchange for approximately 63 million shares of Class A common stock, calculated using the 30-trading day volume-weighted average price prior to share issuance (i.e., $15.90 per share). We expect to receive up to an additional $1.5 billion from Volkswagen Group, comprised of (i) $460 million in equity investments (which may be effected in part with a convertible debt instrument), of which $210 million is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s existing vehicle electrical architecture technology and software for use in the customer’s future vehicle programs and (ii) $1.0 billion in the form of a loan to be made available through the Joint Venture as described below; in each case, subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

Uber Subscription Agreement

In March 2026 we entered into a subscription agreement (“Subscription Agreement”) with SMB Holding Corporation and Uber Technologies, Inc. (together with their affiliates, “Uber”) and in May 2026, we received $300 million from Uber in exchange for approximately 20 million shares of Class A common stock, calculated using the daily volume-weighted average sale price for the 30 consecutive trading days ending on March 17, 2026 (i.e., $15.34 per share).

We will receive up to an aggregate $950 million across the four remaining Milestones defined in the Subscription Agreement, subject to certain conditions and the achievement of each applicable Milestone, certain of which require the fulfillment of proven autonomy quality. Upon achievement of each of the four remaining Milestones, we will issue either (i) warrants to purchase Class A common stock with an exercise price of $0.001 per share or (ii) shares of Class A common stock, calculated using the applicable Milestone investment received divided by the daily volume-weighted average sale price for the 30 consecutive trading days prior to the corresponding Milestone achievement date.

Government Programs and Incentives

In January 2025, Rivian New Horizon, LLC (the “Borrower”) and Rivian Automotive, Inc. (the “Sponsor”) entered into a Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “Original LARSSA”) with the United States Department of Energy (“DOE”), pursuant to which the DOE has agreed to arrange a multi-draw term loan facility, comprised of two tranches to be provided by the Federal Financing Bank (“FFB”) to the Borrower. In April 2026, the Borrower and the Sponsor entered into an Amended and Restated Loan Arrangement and Reimbursement and Sponsor Support Agreement (the “A&R LARSSA”) with the DOE. The provisions from the Original LARSSA relating to the loan guarantee structure, equity contribution requirements, representations and warranties, covenants, and events of default largely remain the same in the A&R LARSSA.

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

The proceeds from advances under the DOE Loan will be used to support the development of the Stanton Springs North Facility (the “Project”). The Borrower may request advances under the DOE Loan for purposes of funding certain eligible Project costs, subject to the Borrower’s satisfaction of certain conditions as defined in the A&R LARSSA. Such conditions include the Sponsor maintaining positive gross margin for certain periods prior to the first advance, the Borrower achieving certain vehicle sales metrics prior to the first advance, the funding of certain equity contributions and reserves, the granting to DOE of security over, among other things, Project assets and the execution of related security documents, the Borrower’s entry into agreements necessary for the development, design, engineering, construction and operation of the Project, delivery of a Project execution plan, and a bring-down of representations and warranties.

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

The A&R LARSSA contains representations and warranties, as well as informational, affirmative, and negative covenants that include, among others, requirements with respect to the construction and operation of the Project, compliance with all requirements of the loan program, and limitations on the ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets (including intellectual property with respect to the Project), pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business or enter into certain restrictive agreements. Certain covenants apply starting on the date that the Original LARSSA was signed, while other covenants, including certain of the negative covenants, do not apply until the date of the first Advance. If and when the DOE Loan is funded, on a consolidated basis the Sponsor will be subject to certain financial covenants as defined in the A&R LARSSA, including a maximum 55% ratio of Debt to Tangible Assets, a minimum Current Ratio of 1.25:1.00, and minimum Liquidity of $2,000 million.

Our non-cancellable commitments as of December 31, 2025 are described in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in the Form 10-K. During the six months ended June 30, 2026, there were no material changes in our non-cancellable commitments.

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

Cash Flows

	Six Months Ended June 30,
(in millions)	2025	2026
Net cash used in operating activities	$(124)	$(1,190)
Net cash used in investing activities	$(1,114)	$(125)
Net cash provided by financing activities	$750	$1,330

Operating Activities
Net cash used in operating activities increased during the six months ended June 30, 2026, primarily reflecting increased cash used by working capital, driven by a reduction in deferred revenues and a buildup of inventory purchases to support the launch of R2.

Investing Activities

Net cash used in investing activities decreased during the six months ended June 30, 2026, primarily driven by lower purchases and higher maturities of short-term investments. During the six months ended June 30, 2026, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 primarily resulted from the receipt of $1.0 billion from Volkswagen Group in exchange for approximately 63 million shares of Class A common stock pursuant to the achievement of the Testing Milestones defined in the Investment Agreement, as well as the receipt of $300 million from Uber in exchange for approximately 20 million shares of Class A common stock pursuant to the Subscription Agreement. Net cash provided by financing activities during the six months ended June 30, 2025 primarily resulted from the receipt of $750 million from Volkswagen Group in exchange for approximately 52 million shares of Class A common stock pursuant to the achievement of the Financial Milestone defined in the Investment Agreement.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2025 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the six months ended June 30, 2026, there were no material changes in our exposure to market risk as a result of our financial instruments.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These matters also include the following:

•Between March 7, 2022 and April 19, 2022, three alleged stockholders (the “Plaintiffs”) filed lawsuits against Rivian Automotive, Inc., certain of our officers and directors, and Rivian’s initial public offering (“IPO”) underwriters on behalf of a putative class of purchasers of Rivian common stock in our IPO. The three suits were consolidated under the caption Crews v. Rivian Automotive, Inc., et al., 22-cv-01524-JLS-E (C.D. Cal.). On July 22, 2022 the lead plaintiff filed an amended consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and seeking damages, equitable relief and attorneys’ fees and costs. By Order dated February 16, 2023 the Rivian defendants and the underwriter defendants’ motions to dismiss were granted with leave to amend. An Amended Complaint was filed on March 2, 2023. On March 16, 2023 the defendants filed Motions to Dismiss, which were denied by Order dated July 3, 2023. We believe the alleged stockholders’ claims are meritless. On October 23, 2025 the parties signed a Stipulation of Settlement and Plaintiffs filed a Motion for Preliminary Approval of the settlement. The Court held approval hearings and issued its Order granting final approval of the proposed settlement on May 20, 2026, and Judgment was entered on May 29, 2026.

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated July 16, 2026 the action is stayed through August 27, 2026. Between December 9 and December 21, 2025, three additional alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Pazyuk, Case No. 2025-1424-MTZ) and the US District Court, Central District of California (Bondad, Case No. 8:25-cv-2819 and Wolfson, Case No. 8:25-cv-2820). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated June 29, 2026, the Pazyuk action is stayed through July 29, 2026. On March 6, 2026 and April 24, 2026, alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Chavakula, Case No. 2026-0298-MTZ and Casey, et al., Case No. 2026-0528-MTZ). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. On March 25, 2026, Defendants filed a Motion to Dismiss the Chavakula Complaint.

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

•On January 8, 2026, an alleged stockholder filed a derivative lawsuit, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Barroso, Case No. 2026-0029-MTZ). The lawsuit alleges claims for purported breach of fiduciary duties and seeks unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated March 11, 2026 the matter is stayed. On

April 16, 2026, May 13, 2026 and July 10, 2026, alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain current and former members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant): Schamaun, US District Court, Central District of California, Case No. 8:26-cv-00924; Paul, US District Court, Central District of California, Case No. 8:26-cv-01170; and Bernos, Delaware Court of Chancery, Case No. 2026-0901-MTZ. These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees.

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

We have incurred net losses since our inception, including net losses of $1,656 million for the six months ended June 30, 2025 and $1,253 million for the six months ended June 30, 2026. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. Many of these programs have been modified or have been phased out. These changes have affected and, any additional changes could affect, our profitability and have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, we have experienced and may continue to experience cost increases as a result of changes to existing or future tariffs and other trade barriers, global conflicts and other geopolitical events. If we are unable to mitigate these cost increases, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain and/or reduce costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We expect to continue to incur significant cost of revenues, operating expenses, and capital expenditures, and we may underestimate or not effectively manage the cost of revenues, operating expenses, and capital expenditures associated with our business and operations.

As we have rapidly expanded the manufacture, sale, and support of our vehicles, software and services, we have required and expect to continue to require significant capital to develop and grow our business, including scaling our operations, growing our go-to-market, sales, and service operations, identifying and committing resources to consider and address new areas of demand, including new geographies, as well as building our brand and investing in our next generation technologies, products, services and manufacturing facilities and capabilities. These efforts may be more costly than we expect and may not result in sufficient increased revenues or growth in our business to offset such costs. For example, the rapid increase in AI technology development has created unprecedented demand for compute infrastructure, memory and related hardware and power, and vendors may prioritize other AI developer customers and contracts. As a result, we have had to, and may continue to have to, pay premium pricing to secure capacity and may experience delays in securing such capacity. In addition, tariffs by the United States government and the resulting environment of retaliatory tariffs and other trade barriers, global conflicts and other geopolitical events have increased, and may continue to increase our production costs. If we are unable to mitigate these increased production costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Our expenditures will continue to be significant in the foreseeable future and include costs related to our automotive segment such as production costs, including raw materials, labor, and logistics costs, research and development investments and expenses, costs associated with increasing sales, such as marketing, and advertising activities and expanding our retail customer engagement spaces (“spaces”), costs in connection with the construction of our manufacturing facility near the city of Social Circle, Georgia (“Stanton Springs North Facility”), and costs related to our software and services segment, such as vehicle electrical architecture, software development costs, advanced driver assistance features, remarketing and vehicle repair and maintenance support expenses, and costs to expand our charging network. In addition, our level of capital requirements will also be significantly affected by customer demand for our current products and services along with anticipated demand for future products and services, and we have limited insight into trends that may emerge and affect our business. As a result, our future capital requirements are subject to uncertainty and our actual capital requirements may be different from or greater than those we currently anticipate. If we are unable to efficiently manage our cost of revenues, operating expenses, and capital expenditures, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We will require additional financings to raise capital to support our business, which may not be available in a timely manner, on terms that are acceptable, or at all.

We expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, delays, cutbacks or cancellations in EV production plans announced by other manufacturers, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, tariffs, interest rate changes, and global conflicts or other geopolitical events and any resulting economic uncertainty or global or domestic recession. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In January 2025, the United States Department of Energy (“DOE”) agreed to arrange a multi-draw term loan facility to be provided by the Federal Financing Bank (“FFB”) to a Rivian subsidiary, which was amended on April 30, 2026 (the “DOE Loan”). Our ability to receive advances under our DOE Loan is subject to certain conditions, including the achievement of certain milestones, which may not be achieved at the time that we anticipate or at all. Our existing debt has resulted in, and any additional indebtedness we incur, including under the DOE Loan, would result in increased debt service obligations and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters. The sale of additional equity or equity-linked securities, such as our underwritten public offering completed in July 2026, would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of consumers and maintaining strong demand for our new and pre-owned vehicles and the software and services we provide to consumers. We began deliveries of R2 in the second quarter of 2026, and there is no assurance that we will be able to meet our R2 delivery targets. Any failure to meet our delivery targets could adversely affect our business, prospects, financial condition, results of operations, and cash flows. To support demand generation, we are in the process of growing our capabilities, such as expanding our spaces, expanding our demonstration drives and building our sales and marketing team, technology, and infrastructure, which increases our costs. Additionally, we have limited experience in product launches, marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these capabilities on a timely basis or to their full potential or that we will achieve the expected benefits. If, for any reason, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.

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

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we are competing for sales with both EV manufacturers and traditional automotive companies, including those who have or have announced consumer and commercial vehicles that may be directly competitive to ours, as well as pre-owned vehicle dealers. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. Competition for EVs may intensify due to increased global sales volume, launch of new variants, discounts and incentives, continuing globalization, and consolidation in the worldwide automotive industry, as well as the significant volatility in oil and gasoline prices. Other factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and total cost of ownership (“TCO”), and manufacturing scale and efficiency. In addition, through the creation of a joint venture with Volkswagen AG and its affiliates (“Volkswagen Group”) (the “Joint Venture”), the electrical architecture and vertically integrated software used in our vehicles will be integrated into vehicles outside of Rivian, which could negatively impact our ability to compete.

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

Our future growth is dependent on the demand for, and upon customers’ willingness to adopt, EVs, and, even if EVs become more mainstream, customers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and components, cost of energy, and governmental regulations, including incentives, tariffs, import regulation, and taxes.

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

If the production and delivery of new models, variants, or technologies are delayed or reduced, if they are not manufactured in line with cost and volume targets, or if new models, variants, technologies or our product and services do not meet customer expectations or are not well-received by the market for any reason, including due to pricing considerations, competitors’ product introductions, technological innovations, economic conditions, regulatory or other political developments, including tariffs and other trade barriers, transportation infrastructure, and changes in quality, safety, reliability, and styling demands and preferences, our revenues and cash flow would be adversely affected and we may not be able to generate sales in sufficient quantities and at high enough prices to be profitable. We are also subject to the risk that the announcement of new EV models, variants, or technologies, such as R2 and its variants, may have a negative impact on our revenues in the near-term if customers decide to not purchase available vehicles in anticipation of new EV models, variants or technologies, which may also create pricing pressure for our currently available vehicles and may result in additional costs to generate demand. We expect to continue to use a substantial amount of capital for research and development, vehicle repair, vehicle reconditioning, maintenance service, and sales and marketing. If we experience significant future growth, we may be required not only to make additional investments in our ecosystem and workforce, but also to expand our distribution infrastructure and customer support or expand our relationships with various partners and other third parties with whom we do business. There can be no assurances that any additional capital needed will be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In conjunction with the expansion of our Normal Factory and the planned construction of our Stanton Springs North Facility and the launch of future products and services, we expect to manufacture our vehicles in increasingly higher volumes than our past production capabilities. We have limited experience as an organization in high volume manufacturing of EVs, and the Normal Factory is operating significantly below full vehicle production rate capacity, with no certainty as to when we will be successful in expanding our production capacity. Even if we are successful in developing our high-volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns. The continued development of and the ability to manufacture our vehicles at scale, including the R1T, R1S, and commercial fleet vehicles, such as the Electric Delivery Vans (“EDVs”), and other commercial products and our ability to continue to develop, ramp up production and manufacture at scale the R2, are and will be subject to risks, including with respect to:

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

In addition, if the software and hardware that the Joint Venture or any of our other vendors or suppliers develop and provide to us does not conform to its specifications or otherwise contains any errors, bugs, vulnerabilities, or design defects, our products and services, operations or IT systems may not function properly and our business may be exposed to liability for loss of life or injury, product liability, lost profits, loss of reputation, loss of customers, government or regulatory scrutiny or other adverse outcomes, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Defects and errors can be revealed over time and our control over the performance of the Joint Venture’s services and other vendor or supplier services and systems to remedy such defects or errors may be limited.

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

In November 2024, we entered into a Joint Venture with Volkswagen Group focusing on vehicle electrical architecture and software development services. A significant portion of our software and services revenues has been from Volkswagen Group. Volkswagen-US Holding, Inc. (formerly known as Volkswagen International America, Inc.), a wholly-owned subsidiary of Volkswagen AG, beneficially owns shares of our capital stock representing 14.1% of our voting power as of July 10, 2026. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We incur significant costs related to procuring raw materials, components and equipment required to manufacture and assemble our vehicles. The prices we pay for these raw materials, components and equipment fluctuate depending on factors often beyond our control, including market conditions, inflation, changes in interest rates, market prices of key commodities, regulatory requirements, global demand for these materials, global conflicts and other geopolitical events, and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. For example, increases in global demand for energy storage systems and EVs and global conflicts have substantially increased the price of lithium, a key component of our batteries.

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

Our success is dependent upon our ability to enter into vendor and supplier agreements and build and maintain our relationships with vendors and suppliers who are critical and necessary to the production of our products and services. The vendor and supplier agreements we have, and may enter into with vendors and suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our vendors and suppliers, including litigation to enforce such vendor and supplier agreements, which would adversely affect our ability to obtain services, raw materials and components from such vendors and suppliers. If our vendors and suppliers become unable or unwilling to provide, or experience delays in providing, services, raw materials or components, or if the vendor and supplier agreements we have in place are terminated, or if any litigation to enforce such agreements is not resolved in our favor, it may be difficult or impossible to find replacement services or components at a reasonable cost in a timely manner. For example, a number of our suppliers have notified us of potential supply chain impact due to tariffs and other trade barriers, which has resulted in our experiencing delays and increased costs, and which has resulted in and may in the future result in legal disputes and negotiations. Moreover, as we implement product and services upgrades and adaptations or make changes to our order volumes, we have had, and may in the future have, legal disputes and negotiations with vendors and suppliers related to changes in current vendor and supplier contracts. In addition, if we terminate any vendor or supplier agreements we may be subject to cancellation or other settlement costs.

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

As the Company grows, including to support the ramp of R2, we plan to grow our go-to-market, sales, and service operations and invest in new technologies, development and manufacturing capabilities, which will require hiring, retaining and training new skilled and qualified personnel, controlling expenses and investments, efficiently and effectively expanding operational capabilities, implementing IT systems that enable scaling manufacturing and operations, expanding existing and establishing new facilities, and growing administrative infrastructure, systems, and processes. In connection with any expansion of existing facilities and any newly acquired or constructed facilities we will need to manage regulatory requirements and permits, labor issues and costs, and obtain and maintain the necessary support of local, state, federal or international politicians or other policymakers and special interest groups. Our future operating results depend largely on our ability to manage this expansion and growth successfully, including addressing any new markets and potentially unforeseen challenges as they arise, and any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

A significant portion of our automotive revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC, which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 10.9% of our voting power as of July 10. 2026.

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

We offer financing and leasing arrangements for our vehicles through financial institutions. We have an exclusive relationship with one financial institution for leasing in the United States. We cannot provide assurance that the relationships with those financial institutions will continue to provide the appropriate financial solutions to us and our customers and on acceptable terms or that we will be able to expand our leasing program to more states in a timely manner or at all. We believe our diverse customer base requires a diverse and attractive range of financing and leasing options. Failure to offer a variety of financing and leasing options may limit our ability to adequately grow vehicle sales and attract sufficient demand for our vehicles. We have a limited history of vehicle sales and corresponding residual values, which makes the future value of our vehicles difficult to project, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, and the pricing and features of new vehicles. Lower than expected market values could negatively impact our projected residual values, which would make our leasing program less attractive to customers. Declining market values would also subject us to negative financial impacts from risk sharing arrangements in our leasing program. We have made in the past, and may make in the future, certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and thereby negatively impact the performance of our leasing program. In addition, recent governmental and regulatory actions have repealed and, in some cases, restricted availability of certain tax credits to our leasing customers. These changes and further adverse change in the future availability of certain tax credits to our leasing customers may have a negative impact on the demand for our vehicles.

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

If we or our vendors and suppliers are unable to prevent or effectively remedy errors, bugs, vulnerabilities or design defects in our products and services, or fail to deploy updates to our products and services properly, we would suffer damage to our reputation, loss of customers, loss of revenues or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Advanced driver assistance technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology. Our vehicles also may not achieve the requisite level of advanced driver assistance required for certification in applicable jurisdictions. With this dynamically shifting regulatory and political environment, there is a risk that we may not satisfy regulatory requirements, in which case we may be required to redesign, modify, or update our advanced driver assistance hardware and related software systems. In addition to regulatory changes, increasing demand for engineering talent in the artificial intelligence industry may cause disruption in the development of our advanced driver assistance technology and, coupled with disruptive new hardware technologies emerging year over year, may impact our long-term roadmap. As a result of these risks, we may fail to deliver the level of advanced driver assistance systems that customers expect from vehicles in our class or that are contemplated to be delivered pursuant to partnership agreements, including our partnership with Uber Technologies, Inc. announced in March 2026. Any of the foregoing could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and work stoppages, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters. For example, we have experienced several fires and a tornado at our facilities. While these events did not result in material damage or any production delay, we cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay.

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

The future of the National Electric Vehicle Infrastructure Formula Program, which began to expand the network of electric vehicle charging stations nationwide, continues to remain uncertain and is scheduled to end after 2026. The continued uncertainty could delay funding under the National Electric Vehicle Infrastructure Formula Program and thus delay deployment of charging infrastructure, impacting consumer confidence and demand for EVs.

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

We have limited experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with ICE and requires specialized skills, including high voltage training and servicing techniques. Although we plan to keep core areas of vehicle repair and maintenance services internal over time, we continue to partner strategically with third parties to enable nationwide coverage of certain important services to our customers, such as emergency roadside and off-road assistance, third party collision repair support, and tire distribution needs. There can be no assurance that we will be able to maintain acceptable arrangements with our third-party providers. Although such servicing partners may have experience in servicing other vehicles, they have limited experience in servicing our vehicles. We also have a limited network of locations to perform service and rely upon mobile service vehicles with technicians to provide service to our customers. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.

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

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, other EV business models, such as battery swapping, or improvements in the fuel economy of ICE vehicles or the cost of such fuels, may materially and adversely affect our business, prospects, financial condition, results of operations in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, and existing and other battery cell technologies, fuels, or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any of these, including any failure by us to anticipate customers’ rapidly changing needs, expectations, and preferences, could result in the loss of competitiveness of our vehicles, software and services, decreased revenues, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology.

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

As our vehicles are produced, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. Such estimates are inherently uncertain, particularly for new vehicle launches such as R2, and in light of our limited operating history and limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty expenses than we expect, and our reserves may be insufficient to cover such expenses.

Field actions, including product recalls, could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Any field action, including a product recall, whether initiated by us or a supplier, and whether the field action involves our or a competitor’s product, may result in adverse publicity, damage our reputation, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. We and our suppliers have initiated recalls, and expect to initiate recalls in the future, voluntarily or involuntarily, if it is determined that a safety-related defect or noncompliance with applicable federal motor vehicle safety standards exist in any of our vehicles or components (including our battery cells). Since the launch of our first vehicles, we have initiated multiple field actions, including several voluntary recalls, and we expect such field actions to continue and potentially increase in number. Recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, as well as National Highway Traffic Safety Administration (“NHTSA”)-initiated investigations, could involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand and our business, prospects, financial condition, results of operations, and cash flows.

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

As of June 30, 2026, our total principal amount of our outstanding indebtedness was $4.5 billion. As of June 30, 2026, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $228 million of letters of credit outstanding. In addition, in January 2025 we entered into the DOE Loan, which was amended in April 2026, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $4.5 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the Facility’s maturity to April 2030 from April 2028. In June 2025, we refinanced our existing senior secured floating rate notes due October 2026 by issuing $1.3 billion aggregate principal amount of 10% senior secured green notes due January 2031 (“2031 Green Secured Notes”). The indenture governing the 2031 Green Secured Notes also permits us to incur borrowings under our DOE Loan. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

We are subject to risks associated with exchange rate fluctuations, interest rate changes, and commodity pricing changes.

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency, interest rates and commodity prices. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, whereby the sales or purchasing transactions are denominated in currencies other than our functional currency. Although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins. Borrowings under the ABL Facility accrue interest at variable rates, which may expose us to interest rate risk.

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

We receive, store, handle, transmit, use and otherwise process Confidential Information. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy and data security, as well as contractual obligations and industry standards. In the United States, a violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state consumer laws enforced by state attorneys general. We may also be subject to various generally applicable federal and state privacy laws that are specific to certain industries, sectors, contexts, or locations. For example, we are subject to state privacy laws such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (together the “CCPA”), as well as other privacy statutes that have been enacted in a number of other states. Over a third of other states across the country have also passed their own comprehensive privacy statutes, with many other states currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of Personal Information and there remains interest at the federal level as well, reflecting a trend toward more stringent privacy legislation in the United States. In addition, in 2024 the National Security Division of the U.S. Department of Justice issued a new rule known as the “Data Security Program” related to the transfer of “bulk U.S. sensitive personal data” and “government related data” to “countries of concern” or “covered persons” (as defined in the rule), which is now effective and fully enforceable, is complex, and imposes stringent obligations on companies within its scope.

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

Further, we are also subject to laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet, such as the EU ePrivacy Directive, the UK Privacy and Electronic Communications Regulations, the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. These may in the future result in claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

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
New laws, guidance, and/or decisions in this area could provide a new regulatory framework that will require us to adjust or that may limit our ability to use our existing machine learning and artificial intelligence models and require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services, and any actual or perceived non-compliance with new laws, guidance or decisions could subject us to the risk of claims. In the United States, meaningful AI legislation has yet to be enacted at the federal level, but states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics, and numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. Outside the United States, in August 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and established a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements were originally scheduled to apply from August 2026 but the deadline is expected to be extended pursuant to a political agreement among the EU institutions. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive are expected to have a material impact on the way AI is regulated in the EU.

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

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to export our vehicles to other countries, and to import raw materials and components for our vehicles or delay or disrupt our supply of raw materials and components. For example, the United States government has announced or imposed tariffs on specific sectors and countries, which has resulted, and may continue to result, in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on certain United States products, which may make it more costly for companies to export products to those countries. Although the United States is negotiating new trade deals with many countries, there is uncertainty surrounding the types of tariffs or other trade barriers that may be imposed by both the United States and other countries. For example, China's changes to its export control requirements on certain materials, including rare earth minerals, have impacted, and could continue to impact, our ability to receive raw materials and components, costs and production. Additionally, the United States government has provided for tariff offset credits for automobile manufacturers with domestic vehicle assembly. Any reduction or loss of these offsets, or failure to qualify for these offsets in the future, in the event of policy, production or eligibility changes could increase our costs and adversely affect our results of operations. If we continue to experience cost increases as a result of existing or future tariffs or other trade barriers, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. For example, while we have filed for eligible International Emergency Economic Powers Act (“IEEPA”) tariff refunds, there is a lack of clarity on when or if all refunds will be received due to legal and process challenges. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers has harmed, and could continue to harm, our ability to obtain necessary raw materials, components and equipment and could harm our ability to sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are self-certified by the manufacturer under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The regulatory requirements in Canada generally align with United States regulations. Other jurisdictions outside the United States and Canada, such as Europe, require us to meet Type Approval, the process for meeting the EU certification requirements, proving to regulators that our vehicles meet those relevant safety standards in effect in those countries. Failure by us to maintain compliance of the R1T, R1S, R2, EDV, or obtain certification of compliance for any future EV model with motor vehicle safety standards in the United States, Canada, the EU or other jurisdictions would have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

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

We may be exposed to delays, limitations, and risks related to permits and other approvals required to build, operate, or expand operations at our manufacturing facilities and face risks in connection with the construction and development of facilities to support R2 in our Stanton Springs North Facility.

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

The construction of the Stanton Springs North Facility will require substantial capital and numerous federal, state, and local permits. In addition, the project requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays and increased costs to complete the project. Any significant problems or additional delays in the construction of the Stanton Springs North Facility or in bringing our manufacturing facilities to full production based on projected timelines, costs, and volume targets could negatively affect the production and profitability of our vehicles, potentially resulting in a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

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

We are subject to various litigation matters from time to time, the outcome of which has had and in the future could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, contract laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, employee benefit laws, and securities laws. For example, in March and April 2022, three separate stockholder class action lawsuits were filed against the Company, its directors, certain officers and its IPO underwriters alleging violations of United States securities laws, including the Securities Act and the Exchange Act. In October 2025, the parties reached a preliminary settlement of these consolidated matters, which settlement was approved by the court in May 2026. Securities litigation, and other related matters such as governmental or regulatory investigations, has had and in the future could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation, as well as on the market price of our Class A common stock. We have also been subject to, and may become subject to, allegations of discrimination or other similar misconduct, as well as allegations of breach of contract or other acts or omissions by or on behalf of us. These actions could expose us to adverse publicity that could harm our brand, reputation, and operations and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Although the results of lawsuits and claims cannot be predicted with certainty, defending these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our business practices, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. See Part II, Item 1 “Legal Proceedings.”

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
•changes in our capital structure, such as future issuances of debt, equity or equity-linked securities, including, but not limited to, Volkswagen Group’s or Uber Technologies’ proposed debt and equity investments in us, and our underwritten public offering completed in July 2026;
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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 27.9% of the voting power of our outstanding capital stock as of July 10, 2026 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 3.3% of the voting power of our outstanding capital stock but 1.0% of the total shares of common stock outstanding as of July 10, 2026. Pursuant to the terms of our Restated Certificate of Incorporation, in

November 2026, on the five-year anniversary of the closing of our IPO, all issued and outstanding shares of Class B common stock will automatically convert into an equivalent number of shares of Class A common stock.

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

As of June 30, 2026, all of our directors and executive officers and other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of June 30, 2026, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 166 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

On June 1, 2026, Robert J. Scaringe, the Company’s Founder and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement previously adopted on March 14, 2025 and amended on June 11, 2025. On June 12, 2026, Dr. Scaringe adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 1,142,025 shares of the Company’s Class A common stock. Dr. Scaringe’s Rule 10b5-1 trading arrangement is scheduled to expire no later than September 15, 2027.

On June 12, 2026, Michael Callahan, the Company’s Chief Administrative Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 550,000 shares of the Company’s Class A common stock. Mr. Callahan’s Rule 10b5-1 trading arrangement is scheduled to expire no later than June 12, 2027.

Except for the foregoing, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation of Rivian Automotive, Inc.	8-K	001-41042	3.1	06/20/2025
3.2	Amended and Restated Bylaws of Rivian Automotive, Inc.	8-K	001-41042	3.2	11/16/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259992	4.1	11/01/2021
4.2	Form of Pre-Funded Warrant	8-K	001-41042	4.1	03/19/2026
4.3	Form of Indenture	S-3ASR	333-295470	4.6	04/30/2026
10.1^†	Amended and Restated Loan Arrangement and Reimbursement and Sponsor Support Agreement, effective as of April 30, 2026, by and among Rivian New Horizon, LLC, Rivian Automotive, Inc. and the United States Department of Energy	8-K	001-41042	10.1	4/30/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: July 30, 2026		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: July 30, 2026		(Principal Financial Officer)