Form 10-Q
period 2026-09-30
Rivian Automotive, Inc. / DE
filed 2026-10-29
CIK 1874178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 20, 2026, 1,455,696,138 shares of the registrant's Class A common stock were outstanding, and 3,912,500 shares of the registrant's Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	December 31, 2025	September 30, 2026
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$3,579	$3,509
Short-term investments (Note 5)	2,503	1,993
Accounts receivable, net	555	596
Inventory (Note 6)	1,594	1,779
Other current assets	361	259
Total current assets	8,592	8,136
Property, plant, and equipment, net (Note 7)	5,119	5,605
Operating lease assets, net	571	778
Strategic investments (Note 2)	119	682
Other non-current assets	463	526
Total assets	$14,864	$15,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595	$1,038
Accrued liabilities (Note 9)	1,438	1,104
Current portion of deferred revenues, lease liabilities, and other liabilities (Note 9)	1,660	1,598
Total current liabilities	3,693	3,740
Long-term debt (Note 8)	4,440	4,446
Non-current lease liabilities	551	764
Other non-current liabilities (Note 9)	1,586	1,059
Total liabilities	10,270	10,009
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10 shares authorized and 0 shares issued and outstanding as of December 31, 2025 and September 30, 2026	—	—
Common stock, $0.001 par value; 5,258 and 5,258 shares authorized and 1,240 and 1,460 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively (Note 14)	1	1
Additional paid-in capital	31,508	34,806
Accumulated deficit	(26,951)	(29,113)
Accumulated other comprehensive income (loss)	8	(3)
Noncontrolling interest	28	27
Total stockholders' equity	4,594	5,718
Total liabilities and stockholders' equity	$14,864	$15,727

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Automotive	$1,142	$1,550	$2,991	$3,601
Software and services	416	605	1,110	1,593
Total revenues (Note 3)	1,558	2,155	4,101	5,194
Automotive	1,272	1,630	3,364	3,779
Software and services	262	349	713	941
Total cost of revenues	1,534	1,979	4,077	4,720
Gross profit	24	176	24	474
Operating expenses
Research and development	453	485	1,244	1,409
Selling, general, and administrative	554	572	1,532	1,663
Total operating expenses	1,007	1,057	2,776	3,072
Loss from operations	(983)	(881)	(2,752)	(2,598)
Interest income	76	55	229	153
Interest expense (Note 8)	(69)	(74)	(210)	(207)
Other (expense) income, net	(191)	(8)	(86)	488
Loss before income taxes	(1,167)	(908)	(2,819)	(2,164)
Provision for income taxes	1	1	(3)	4
Net loss	(1,166)	(907)	(2,822)	(2,160)
Less: Net income attributable to noncontrolling interest	7	6	13	2
Net loss attributable to common stockholders	$(1,173)	$(913)	$(2,835)	$(2,162)
Net loss attributable to common stockholders, basic and diluted	$(1,173)	$(913)	$(2,835)	$(2,162)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (Note 14)	$(0.96)	$(0.63)	$(2.42)	$(1.61)
Weighted-average common shares outstanding, basic and diluted (Note 14)	1,220	1,446	1,171	1,341

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net loss	$(1,166)	$(907)	$(2,822)	$(2,160)
Other comprehensive income (loss)	1	(3)	12	(13)
Comprehensive loss	(1,165)	(910)	(2,810)	(2,173)
Less: Comprehensive income attributable to noncontrolling interest	7	6	14	—
Comprehensive loss attributable to common stockholders	$(1,172)	$(916)	$(2,824)	$(2,173)

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total
	Shares	Amount
BALANCE - December 31, 2024	1,131	$1	$29,866	$(23,305)	$(4)	$4	$6,562
Capital stock issuance	15	—	2	—	—	—	2
Stock-based compensation	—	—	204	—	—	—	204
Other comprehensive income	—	—	—	—	3	—	3
Net (loss) income	—	—	—	(545)	—	4	(541)
BALANCE - March 31, 2025	1,146	1	30,072	(23,850)	(1)	8	6,230
Capital stock issued to Volkswagen Group	52	—	745	—	—	—	745
Capital stock issuance including employee stock purchase plan	16	—	33	—	—	—	33
Stock-based compensation	—	—	178	—	—	—	178
Other comprehensive income	—	—	—	—	7	1	8
Net (loss) income	—	—	—	(1,117)	—	2	(1,115)
BALANCE - June 30, 2025	1,214	1	31,028	(24,967)	6	11	6,079
Capital stock issuance	12	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	171	—	—	—	171
Other comprehensive income	—	—	—	—	1	—	1
Net (loss) income	—	—	—	(1,173)	—	7	(1,166)
BALANCE - September 30, 2025	1,226	1	31,198	(26,140)	7	18	5,084

BALANCE - December 31, 2025	1,240	$1	$31,508	$(26,951)	$8	$28	$4,594
Capital stock issuance	20	—	1	—	—	—	1
Deconsolidation of Mind Robotics, Inc.	—	—	(48)	—	—	(1)	(49)
Stock-based compensation	—	—	306	—	—	—	306
Other comprehensive loss	—	—	—	—	(6)	(1)	(7)
Net (loss) income	—	—	—	(416)	—	—	(416)
BALANCE - March 31, 2026	1,260	1	31,767	(27,367)	2	26	4,429
Capital stock issued to Volkswagen Group	63	—	995	—	—	—	995
Capital stock issuance including employee stock purchase plan	39	—	337	—	—	—	337
Stock-based compensation	—	—	206	—	—	—	206
Other comprehensive loss	—	—	—	—	(2)	(1)	(3)
Net loss	—	—	—	(833)	—	(4)	(837)
BALANCE - June 30, 2026	1,362	1	33,305	(28,200)	—	21	5,127
Capital stock issuance	98	—	1,314	—	—	—	1,314
Stock-based compensation	—	—	187	—	—	—	187
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Net (loss) income	—	—	—	(913)	—	6	(907)
BALANCE - September 30, 2026	1,460	1	34,806	(29,113)	(3)	27	5,718

See accompanying notes to these condensed consolidated financial statements.

RIVIAN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2026
Cash flows from operating activities:
Net loss	$(2,822)	$(2,160)
Depreciation and amortization	583	682
Stock-based compensation expense	551	634
Gain on strategic investments	(101)	(506)
Other non-cash activities	(6)	89
Changes in operating assets and liabilities:
Accounts receivable, net	267	(44)
Inventory	511	(372)
Other assets	(26)	144
Accounts payable and accrued liabilities	488	268
Deferred revenues	495	(637)
Other liabilities	(38)	(46)
Net cash used in operating activities	(98)	(1,948)

Cash flows from investing activities:
Purchases of short-term investments and shares for deferred compensation	(2,571)	(2,045)
Sales of short-term investments and shares for deferred compensation	107	32
Maturities of short-term investments	2,204	2,463
Deconsolidation of Mind Robotics, Inc.	—	(114)
Capital expenditures	(1,247)	(1,100)
Net cash used in investing activities	(1,507)	(764)

Cash flows from financing activities:
Proceeds from stock-based compensation programs	34	40
Proceeds from issuance of capital stock	750	2,617
Proceeds from issuance of long-term debt	1,250	—
Repayments of long-term debt	(1,250)	—
Other financing activities	(37)	(11)
Net cash provided by financing activities	747	2,646

Effect of exchange rate changes on cash and cash equivalents	5	(4)
Net change in cash	(853)	(70)
Cash and cash equivalents, and restricted cash - Beginning of period	5,294	3,579
Cash and cash equivalents, and restricted cash - End of period	$4,441	$3,509

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in liabilities	$499	$386
Capital stock issued to settle bonuses	$47	$110
Right-of-use assets obtained in exchange for operating lease liabilities	$224	$302

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

Basis of Presentation - Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in stockholders’ equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). The prior period Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been conformed to current period presentation by separately presenting the “Strategic investments” and “Gain on strategic investments” captions, respectively. The prior period amounts on the Condensed Consolidated Balance Sheet were reflected within “Other non-current assets,” and the prior period amounts in the Consolidated Statement of Cash Flows were reflected within “Gain on equity method investment”. Additionally, prior period captions within the Condensed Consolidated Statement of Cash Flows for “Purchases of equity securities and short-term investments” and “Sales of equity securities and short-term investments” have been conformed to the current period presentation and are now reflected as “Purchases of short-term investments and shares for deferred compensation” and “Sales of short-term investments and shares for deferred compensation,” respectively.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On October 7, 2026, under the loan agreements entered into in November 2024 among the Company, Rivian JV SPV, LLC (“Joint Venture Equityholder”), the Joint Venture, and Volkswagen Group (“Joint Venture Loan Agreements”), the term loans were funded in the full committed amount of $1,000 million. The proceeds were concurrently loaned by Volkswagen Group to the Joint Venture and then by the Joint Venture to the Joint Venture Equityholder. The Joint Venture Equityholder then distributed the proceeds to the Company to be used for general corporate purposes. The loans mature in October 2036. Beginning in October 2029, $100 million of principal will be repaid each year in biannual installments of $50 million, with the remaining balances of the principal amounts due on the final maturity date. The loans may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest will accrue at a fixed rate per annum of 5.93% for the loan between Volkswagen Group and the Joint Venture and 6.03% for the loan between the Joint Venture and the Joint Venture Equityholder and will be paid on a semi-annual basis, with the first interest payment due in October 2028. See Note 8 “Debt” for more information.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company has entered into commodity derivative contracts, and the resulting asset, liability, and aggregate notional amount were not material as of December 31, 2025 and September 30, 2026. These derivatives are economic hedges used to manage overall price risk and have not been designated as hedging instruments. During the three and nine months ended September 30, 2025 and 2026, gains and losses resulting from changes in fair value were not material.

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

As of December 31, 2025 and September 30, 2026, all of the Company’s cash, typically in amounts exceeding insured limits, was distributed across several large financial institutions that the Company believes are of high credit quality. Management evaluates and approves credit standards and oversees the credit risk management function related to cash equivalents, short-term investments, accounts receivable, and customer deposits. As of December 31, 2025 and September 30, 2026, the counterparties to the Company’s derivative instruments, the ABL Facility lenders, and JP Morgan Chase Bank, N.A. (“Chase Bank”), from which accounts receivable are due to the Company (see Note 3 "Revenues" for more information), are financial institutions that the Company believes are of high credit quality.

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

Strategic Investments

The Company applies the equity method of accounting to investments in the common stock or in-substance common stock of entities over which the Company has significant influence. The carrying value of the Company’s equity method investments is recorded within “Strategic investments” on the Condensed Consolidated Balance Sheets, with all adjustments to the carrying value, including the Company’s share of the investee’s results of operations and cash flows, recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company had

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
significant influence over the following investments of in-substance common stock, resulting in the equity method of accounting, which the Company has elected to apply on a one-quarter lag.

Also, Inc.

In December 2025, January 2026, and March 2026, Also, Inc. (“Also”) issued additional Series C preferred shares to third parties, and in July and August 2026, Also issued Series D and D-1 preferred shares to third parties, resulting in dilution of the Company’s ownership interest. The gains associated with the corresponding adjustments to the carrying value of the Company’s equity method investment are not material. For the three and nine months ended September 30, 2025 and 2026, the Company’s share of Also’s results of operations was not material. As of September 30, 2026 the Company’s ownership interest in Also was 31.2% on a shares outstanding basis.

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

Upon deconsolidation, the Company derecognized the assets of Mind Robotics which primarily consisted of approximately $114 million in “Cash and cash equivalents,” with the offset recorded to “Additional paid-in capital” and “Noncontrolling interest” on the Condensed Consolidated Balance Sheets. The Company remeasured the carrying value of its retained ownership interest to fair value of approximately $569 million within “Strategic investments” on the Condensed Consolidated Balance Sheets utilizing the Mind Robotics Series A preferred share issuance price. The fair value measurement is classified within Level 2 of the fair value hierarchy because the investment was valued using a quoted price for an identical asset in a market that is not active. The resulting gain on deconsolidation of $506 million was recorded to “Other (expense) income, net” in the Condensed Consolidated Statements of Operations.

In May and July 2026, Mind Robotics issued Series A-1 preferred shares to third parties, resulting in further dilution of the Company’s ownership interest. The aggregate gain associated with the corresponding adjustments to the carrying value of the Company’s equity method investment is not material. For the three and nine months ended September 30, 2026, the Company’s share of Mind Robotics’s results of operations was not material. As of September 30, 2026, the Company’s ownership interest in Mind Robotics was 31.2% on a shares outstanding basis.

Joint Venture Deferred Compensation Program

The Joint Venture provides a deferred compensation program that allows for shares of Volkswagen Group equity and phantom shares, in some cases, to be awarded to its employees, non-employees including directors, and consultants, generally vesting in quarterly installments over 2 years. The corresponding shares held in trust are accounted for as an investment in equity securities and carried at fair value within “Other current assets” and “Other non-current assets” on the

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Condensed Consolidated Balance Sheets, with unrealized holding gains and losses recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations. The accrued liability for deferred compensation also is carried at fair value within “Accrued liabilities” on the Condensed Consolidated Balance Sheets, with changes in fair value recorded to compensation expense in the Condensed Consolidated Statements of Operations. Purchases of shares of Volkswagen Group equity are recorded in “Purchases of short-term investments and shares for deferred compensation” in the investing section of the Condensed Consolidated Statements of Cash Flows.

The balances of the investment in equity securities and accrued liability for deferred compensation are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical assets or liabilities in active markets and were not material as of December 31, 2025 and September 30, 2026. For the three and nine months ended September 30, 2025 and 2026, unrealized holding gains and losses on the investment in equity securities and accrued liability for deferred compensation were not material.

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

3. REVENUES

The following table disaggregates revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
New electric vehicles	$1,141	$1,469	$2,829	$3,356
Regulatory credits	1	81	167	248
Software and services	416	605	1,105	1,590
Total revenues	$1,558	$2,155	$4,101	$5,194

New Electric Vehicles

New EV revenues are primarily derived from the sale of consumer and commercial EVs and are recognized at the point in time when control transfers to the customer, which generally occurs upon delivery.

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

Payment for EV sales is typically received at or prior to delivery or according to payment terms customary to the automotive industry, and sales tax is excluded from the measurement of the transaction price.

The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services, and other available information. The transaction price is allocated among performance obligations in proportion to their standalone selling prices.

Chase Bank EV Leasing Program

The Company’s revenues from new EV sales to Chase Bank, with Chase Bank entering into leasing arrangements with consumers for purchased vehicles, were approximately 45% and 42% for the three and nine months ended September 30, 2025, respectively, and less than 10% for the three and nine months ended September 30, 2026, of the Company’s total revenues. The Company has an obligation to share a portion of the difference between the residual value realized by Chase Bank at the end of the lease term and the residual value determined at lease inception. This obligation is recorded upon delivery of vehicles to Chase Bank as an RVRS liability in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets. The RVRS liability is recorded as a reduction to the transaction price and is estimated at the amount the Company is expected to pay to Chase Bank at the end of the lease term. The estimate is based on third-party residual value publications and estimated future prices. While the Company re-evaluates the adequacy of the RVRS liability on a regular basis and makes revisions when necessary, the estimate is inherently uncertain, especially given the limited history of Rivian leases, and more historical experience or updates to benchmarks and projections may cause changes to the RVRS liability in the future. As of December 31, 2025 and September 30, 2026 the RVRS liability was not material.

Regulatory Credits

The Company generates tradable credits from various regulatory standards, including standards related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy, and clean fuel in the United States and Canada. The Company sells regulatory credits to third parties and revenue, including from contract modifications, is recognized at the point in time that control of the regulatory credits is transferred to the purchasing party or upon completion of all performance obligations. Payment is typically received within a few months of a transaction. Many of the programs governing such tradable credits have been or may be modified or are being phased out, and the Company‘s ability to continue earning and selling the corresponding credits is uncertain at this time.

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

The Company recognizes revenue over time for its combined performance obligation to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in Volkswagen Group’s future vehicle programs, which will be fully satisfied when the promised vehicle electrical architecture technology and software is completed. The amount of revenue recognized over time includes ongoing payments to fund the Joint Venture’s development services, as well as the following consideration transferred by Volkswagen Group:

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

The majority of the foregoing consideration transferred by the customer is included in the Company’s deferred revenues as of September 30, 2026, which the Company expects to recognize as revenue through approximately mid-2028, with the amount of revenue recognized each period expected to be relatively consistent over time given the Joint Venture’s steady progress toward satisfaction of the combined performance obligation. It is reasonably possible that the Company’s expectations could change over time according to changes in the pattern of progress, and as a result the pattern of revenue recognized could be adjusted over time and ultimately differ from current expectations.

In September 2026, the Company granted a license to Volkswagen Group for additional technology in exchange for a one-time payment, alongside a statement of work for ongoing development services to be performed by the Joint Venture. The Company recognizes revenue for the combined performance obligation to develop the technology for use on the customer’s vehicles over time, and no revenue was recognized during the three and nine months ended September 30, 2026.

Payment for vehicle electrical architecture and software development services is generally due in advance. The Company recognized revenues of $214 million and $354 million for the three months ended September 30, 2025 and 2026, respectively, and $563 million and $944 million for the nine months ended September 30, 2025 and 2026, respectively, for the combined performance obligations with Volkswagen Group, a related party of the Company.

Deferred Revenues

The Company recognizes deferred revenues when payments are received or due before the related performance obligation is satisfied. The Company’s deferred revenues are primarily the result of consideration received in advance for the Joint Venture’s combined performance obligations, including ongoing payments to fund the Joint Venture’s development services which are generally recognized as revenues within 12 months of receipt, payments for EVs collected prior to delivery, generally satisfied as vehicles are delivered, extended vehicle repair and maintenance contracts, satisfied over the coverage period, and over-the-air (“OTA”) vehicle software updates which met the definition of a performance obligation until the three months ended December 31, 2025, generally satisfied over the estimated useful life of the EV. The Company’s deferred revenues exclude fully-refundable customer deposits. The following table summarizes the Company’s deferred revenues recorded on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	September 30, 2026
Current portion of deferred revenues, lease liabilities, and other liabilities	$1,277	$1,192
Other non-current liabilities	1,066	515
Total deferred revenues	$2,343	$1,707

As of December 31, 2025 and September 30, 2026, $1,794 million and $1,173 million, respectively, of the Company’s deferred revenues consisted of consideration received from Volkswagen Group. Refer to Note 12 “Related Party Transactions” for deferred revenues corresponding to Amazon.com, Inc. and its affiliates (“Amazon”). Deferred revenues recognized from contract liability balances as of December 31, 2024 and 2025 were $115 million and $429 million for the three months ended September 30, 2025 and 2026, respectively, and $426 million and $1,085 million for the nine months ended September 30, 2025 and 2026, respectively.

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

The following table summarizes the Company’s warranty reserve recorded by line item on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	September 30, 2026
Current portion of deferred revenues, lease liabilities, and other liabilities	$177	$174
Other non-current liabilities	286	289
Total warranty reserve	$463	$463

Warranty expense is recorded as a component of automotive cost of revenues in the Company’s Condensed Consolidated Statements of Operations. The following table presents the warranty and field service action activity within the reserve (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Beginning balance	$488	$452	$473	$463
Warranties issued in period	37	28	135	78
Adjustments to pre-existing warranties	(5)	27	(38)	39
Warranty costs incurred	(29)	(44)	(79)	(117)
Ending balance	$491	$463	$491	$463

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
The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	December 31, 2025		September 30, 2026
	Level	Amount (in millions)	Level	Amount (in millions)
Cash and cash equivalents:
Cash		$1,370		$1,371
Commercial paper	2	42	2	64
Money market funds	1	2,142	1	1,999
Term deposits	2	25	2	75
Total cash and cash equivalents		3,579		3,509

Short-term investments:
Certificates of deposit	2	$223	2	$261
Commercial paper	2	437	2	604
Corporate bonds	2	464	2	356
Term deposits	2	600	2	500
United States Treasury securities	1	735	1	256
Other items[1]	2	44	2	16
Total short-term investments[2]		$2,503		$1,993

Total cash and cash equivalents and short-term investments		$6,082		$5,502

[1] Includes Yankee bonds.
2 As of December 31, 2025 and September 30, 2026, $257 million and $261 million is due between 12 and 24 months, respectively.

As of December 31, 2025 and September 30, 2026, the fair value of cash equivalents and short-term investments approximated their cost. Fair value measurements classified within Level 2 of the fair value hierarchy are determined using observable inputs other than quoted prices for identical assets in active markets.

Refer to Note 2 “Summary of Significant Accounting Policies” and Note 8 "Debt" for more information about the fair value of the Company’s derivative instruments, equity method investment in Mind Robotics, investment in equity securities and accrued liability for deferred compensation, and debt, respectively.

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

	December 31, 2025	September 30, 2026
Raw materials and work in progress	$797	$1,090
Finished goods	797	689
Total inventory	$1,594	$1,779

7. PROPERTY, PLANT, AND EQUIPMENT, NET

The following table summarizes the components of “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets (in millions):

	December 31, 2025	September 30, 2026
Computer equipment, hardware, and software	$699	$770
Land, buildings, and building improvements	1,261	1,748
Leasehold improvements	634	713
Machinery, equipment, vehicles, and office furniture	4,152	5,868
Construction in progress	1,712	463
Total property, plant, and equipment	8,458	9,562
Accumulated depreciation and amortization	(3,339)	(3,957)
Total property, plant, and equipment, net	$5,119	$5,605

Depreciation and amortization expense for property, plant and equipment was $175 million and $240 million for the three months ended September 30, 2025 and 2026, respectively, and $550 million and $652 million for the nine months ended September 30, 2025 and 2026, respectively.

In April 2026, the Company’s Normal Factory experienced severe weather, and certain buildings, machinery, equipment, and vehicles sustained damage. As a result, the carrying values of certain fixed assets presented in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets were written down by an immaterial amount during the three and nine months ended September 30, 2026, offset by corresponding insurance recoveries.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. DEBT

The following table summarizes the components of “Long-term debt” on the Condensed Consolidated Balance Sheets (in millions):

		December 31, 2025		September 30, 2026
	Maturity	Amount (in millions)	Effective interest rate	Amount (in millions)	Effective interest rate

Long-term debt
2029 Green Convertible Notes	2029	$1,500	4.8%	$1,500	4.8%
2030 Green Convertible Notes	2030	1,725	3.8%	1,725	3.8%
2031 Green Secured Notes	2031	1,250	10.6%	1,250	10.5%
Total long-term debt		$4,475		$4,475
Less unamortized discount and debt issuance costs		(35)		(29)
Long-term debt, less unamortized discount and debt issuance costs		$4,440		$4,446

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

Before December 15, 2028, the 2029 Green Convertible Notes are convertible at the option of the noteholders only upon the occurrence of certain events, as described in the indenture. From and after December 15, 2028, the 2029 Green Convertible Notes are convertible at any time at the noteholders’ election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. The initial conversion rate is 49.6771 shares of common stock per $1,000 principal amount of 2029 Green Convertible Notes, which represents an initial conversion price of approximately $20.13 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events.

The 2029 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and September 30, 2026, the fair value of the 2029 Green Convertible Notes was $1,882 million and $1,659 million, respectively.

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

The 2030 Green Convertible Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and September 30, 2026, the fair value of the 2030 Green Convertible Notes was $1,958 million and $1,739 million, respectively.

The net proceeds from the 2029 Green Convertible Notes and 2030 Green Convertible Notes (together the “Green Convertible Notes”) were used in accordance with the Company’s green financing framework.

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

The 2031 Green Secured Notes are secured (a) on a first-priority basis by substantially all assets of the Company and the guarantors, other than ABL Priority Collateral (as defined in (c) below), (b) if and when the Department of Energy Loan (as discussed below) is funded, on a first-priority basis by substantially all assets of Rivian New Horizon, LLC, and (c) on a second-priority basis by the inventory, receivables, certain deposit accounts and certain related assets (which exclude intellectual property) which secure the ABL Facility on a first-priority basis (the “ABL Priority Collateral”), in each case subject to certain excluded assets and permitted liens. The 2031 Green Secured Notes contain a number of customary covenants similar to the covenants under the ABL Facility. As of September 30, 2026, the Company was in compliance with all covenants required by the 2031 Green Secured Notes.

The 2031 Green Secured Notes are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for identical assets in markets that are not active. As of December 31, 2025 and September 30, 2026, the fair value of the 2031 Green Secured Notes was $1,231 million and $1,250 million, respectively.

Volkswagen Group Loan

On October 7, 2026, under the Joint Venture Loan Agreements entered into in November 2024 among the Company, the Joint Venture Equityholder, the Joint Venture, and Volkswagen Group, the term loans were funded in the full committed amount of $1,000 million. The proceeds were concurrently loaned by Volkswagen Group to the Joint Venture and then by the Joint Venture to the Joint Venture Equityholder. The Joint Venture Equityholder then distributed the proceeds to the Company to be used for general corporate purposes. The loans mature in October 2036. Beginning in October 2029, $100 million of principal will be repaid each year in biannual installments of $50 million, with the remaining balances of the principal amounts due on the final maturity date. The loans may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest will accrue at a fixed rate per annum of 5.93% for the loan between Volkswagen Group and the Joint Venture and 6.03% for the loan between the Joint Venture and the Joint Venture Equityholder and will be paid on a semi-annual basis, with the first interest payment due in October 2028. Upon execution of the Joint Venture Loan Agreements, the $201 million fair value of the below-market funding commitment was included within “Other non-current assets” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets (see Note 3 "Revenues" for more information). Upon funding of the loan, the fair value of the below-market funding commitment included within “Other non-current assets” is reclassified to debt discount within “Long-term debt” and accreted to “Interest expense” in the Condensed Consolidated Statements of Operations over the term of the loan.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

As of September 30, 2026, the Company had no borrowings under the ABL Facility and $228 million of letters of credit outstanding, resulting in availability under the ABL Facility of $593 million after giving effect to the borrowing base and the outstanding letters of credit. As of September 30, 2026, the Company was in compliance with all covenants required by the ABL Facility.

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

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

9. ACCRUED LIABILITIES

The carrying value of “Accrued liabilities” on the Condensed Consolidated Balance Sheets includes the following components (in millions):

	December 31, 2025	September 30, 2026
Capital expenditures	$419	$282
Interest (Note 8)	104	59
Loss contingencies (Note 13)	350	70
Payroll and related costs	319	351
Products and services	84	117
Other	162	225
Total accrued liabilities	$1,438	$1,104

The carrying value of “Current portion of deferred revenues, lease liabilities, and other liabilities” on the Condensed Consolidated Balance Sheets includes the following components classified as current (in millions):

	December 31, 2025	September 30, 2026
Deferred revenues	$1,277	$1,192
Operating lease liabilities	110	122
Warranty reserve	177	174
Other	96	110
Total current portion of deferred revenues, lease liabilities, and other liabilities	$1,660	$1,598

The carrying value of “Other non-current liabilities” on the Condensed Consolidated Balance Sheets includes the following components classified as non-current (in millions):

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2025	September 30, 2026
Deferred revenues	$1,066	$515
Finance lease liabilities	91	99
Warranty reserve	286	289
Other	143	156
Total other non-current liabilities	$1,586	$1,059

10. INCOME TAXES

The Company’s provision for income taxes was not material and the effective tax rate was 0% for the three and nine months ended September 30, 2025 and 2026. The Company maintains a valuation allowance on all deferred tax assets except in certain foreign jurisdictions, as it has concluded that it is more likely than not that these assets will not be utilized.

11. STOCK-BASED COMPENSATION

Stock Plans

The Company's 2015 Long-Term Incentive Plan and 2021 Incentive Award Plan (together, “Stock Plans”) permit the grant of restricted stock units (“RSUs”), stock options, and other stock-based awards to employees, non-employees including directors, and consultants.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2026:

	RSUs
	Number of shares (in millions)	Weighted-average grant-date fair value
Outstanding at December 31, 2025	66	$12.49
Granted	62	$15.17
Vested	(46)	$13.24
Forfeited	(6)	$13.86
Outstanding at September 30, 2026	76	$14.11
Vested and expected to vest at September 30, 2026	76	$14.11

Stock option activity during the nine months ended September 30, 2026 was not material.

As of September 30, 2026, the Company’s unrecognized stock-based compensation expense for unvested awards was approximately $1,353 million, which is expected to be recognized over a weighted-average period of 2.0 years for RSUs and 4.3 years for stock options.

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. RELATED PARTY TRANSACTIONS

Amazon

The Company recorded $298 million and $596 million for the three months ended September 30, 2025 and 2026, respectively, and $573 million and $1,618 million for the nine months ended September 30, 2025 and 2026, respectively, in revenues from Amazon in the Condensed Consolidated Statements of Operations, primarily within the automotive segment and related to the sale of EDVs. As of December 31, 2025 and September 30, 2026, the uncollected amounts related to these revenues in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $11 million and $146 million, respectively. Deferred revenues related to EDV sales were $365 million and $343 million as of December 31, 2025 and September 30, 2026, respectively, primarily for advance payments and extended service contracts. Refer to Note 3 "Revenues" for more information.

In June 2025, the Company began selling Rivian Adventure Gear via the Amazon.com platform. For the three and nine months ended September 30, 2025 and 2026, sales commissions paid to Amazon for sales of Rivian Adventure Gear via the Amazon.com platform were not material.
The Company obtains data services, including hosting, storage, and compute from Amazon. Expenses related to these services were $59 million and $153 million for the three months ended September 30, 2025 and 2026, respectively, and $120 million and $335 million during the nine months ended September 30, 2025 and 2026, respectively. As of December 31, 2025 and September 30, 2026, the unpaid amounts related to these services were not material.

Volkswagen Group

During the three and nine months ended September 30, 2026, the Company recognized regulatory credit revenues from Volkswagen Group. See Note 3 "Revenues" for more information. For the combined performance obligations with Volkswagen Group, the Company recognized revenues of $214 million and $354 million for the three months ended September 30, 2025 and 2026, respectively, and $563 million and $944 million for the nine months ended September 30, 2025 and 2026, respectively. The related balance of deferred revenues as of December 31, 2025 and September 30, 2026 was $1,794 million and $1,173 million, respectively. As of December 31, 2025 and September 30, 2026, the aggregate uncollected amounts from Volkswagen Group in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets were $328 million and $156 million, respectively.

Also, Inc.

The Company obtained significant influence over Also in conjunction with its investment in preferred shares of Also in March 2025, resulting in Also being a related party of the Company. Transactions with Also during the three and nine months ended September 30, 2025 subsequent to the inception of the related party relationship and during the three and nine months ended September 30, 2026 were not material.

Mind Robotics

Upon deconsolidation of Mind Robotics in March 2026 the Company retained significant influence over Mind Robotics in conjunction with its investment in preferred shares, resulting in Mind Robotics being a related party of the Company. Following deconsolidation, transactions with Mind Robotics during the three and nine months ended September 30, 2026 were not material.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Loss Contingencies

The Company records an accrued liability for contingent losses that it determines are probable and estimable. Contingent losses that the Company evaluates primarily include potential costs related to supply contracts, which can be a result of changing demand forecasts, design modifications, or other causes, potential payments resulting from legal proceedings, such as commercial or employment-related litigation, and other events. Although the Company believes it has valid defenses with

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
respect to legal proceedings, as of December 31, 2025 and September 30, 2026, the Company recorded approximately $350 million and $70 million, respectively, for estimated contingent losses in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company estimates it is reasonably possible that losses in excess of the accrued liability could occur, up to approximately $80 million, or an excess of $10 million over the accrued liability recorded. The Company expects the majority of contingent losses comprising the accrued liability to be resolved within the next 12 to 24 months.

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

14. STOCKHOLDERS’ EQUITY AND NET LOSS PER SHARE

The Company has two classes of common stock: Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. As of December 31, 2025 and September 30, 2026, 1,236 million and 1,456 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2025 and September 30, 2026, 4 million shares of Class B common stock were issued and outstanding. As of December 31, 2025 and September 30, 2026, 5,250 million shares of Class A common stock and 8 million shares of Class B common stock were authorized.

At the option of the holder, shares of Class B common stock are convertible anytime into an equal number of shares of Class A common stock. Each outstanding share of Class B common stock will automatically convert into one share of Class A common stock upon the earliest to occur of (a) the five-year anniversary of the Company’s IPO (i.e., November 2026), (b) the date fixed by the board of directors within six months of the death or disability of the Company’s CEO, and (c) the date fixed by the board of directors within six months of the date that the number of outstanding shares of Class B common stock held by the Company’s CEO represents less than 30% of the shares of Class B common stock outstanding. Any shares of Class B common stock that are no longer owned by the Company’s CEO or their affiliates automatically convert into an equal number of shares of Class A common stock upon transfer of ownership.

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

	Three and Nine Months Ended September 30,
	2025	2026
Green Convertible Notes	149	149
RSUs, ESPP, and other stock-based awards	79	84
Stock options	61	77
Stock warrants	12	12
Total	301	322

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Numerator
Net loss attributable to Rivian	$(1,173)	$(913)	$(2,835)	$(2,162)
Net loss attributable to common stockholders, basic and diluted	$(1,173)	$(913)	$(2,835)	$(2,162)

Denominator
Weighted-average Class A and Class B common shares outstanding - basic	1,220	1,446	1,171	1,341
Effect of dilutive securities	—	—	—	—
Weighted-average Class A and Class B common shares outstanding - diluted	1,220	1,446	1,171	1,341

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.96)	$(0.63)	$(2.42)	$(1.61)

During the nine months ended September 30, 2026, the Company issued 63 million shares of Class A common stock to Volkswagen Group pursuant to the achievement of the Testing Milestones defined in the Investment Agreement and 20 million shares of Class A common stock to Uber in connection with the Subscription Agreement. Refer to Note 1 "Presentation and Nature of Operations" for more information.

In July 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, as representative of several underwriters named therein (collectively, the “Underwriters”) for the offering, issuance, and sale of 75 million shares of Class A common stock at an offering price of $15.50 per share less underwriting discounts. Under the terms of the Underwriting Agreement the Company granted the Underwriters the option to purchase up to 11.25 million additional shares of Class A common stock, which the Underwriters exercised in full. The net proceeds from the offering were approximately $1,317 million, after deducting underwriting discounts and commissions. The Company intends to use the net proceeds of the offering for general corporate purposes, including the funding of certain equity contributions and reserves pursuant to the A&R LARSSA (refer to Note 8 "Debt" for more information).

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

The CODM does not receive segment asset information as it is not used to assess each segment's performance. There are no inter-segment revenues.

The tables below provide a reconciliation from the Company’s gross profit by segment to consolidated gross profit (in millions):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$1,550	$605	$2,155	$3,601	$1,593	$5,194
Cost of revenues	(1,630)	(349)	(1,979)	(3,779)	(941)	(4,720)
Gross profit	$(80)	$256	$176	$(178)	$652	$474

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Automotive	Software and Services	Consolidated	Automotive	Software and Services	Consolidated
Revenues	$1,142	$416	$1,558	$2,991	$1,110	$4,101
Cost of revenues	(1,272)	(262)	(1,534)	(3,364)	(713)	(4,077)
Gross profit	$(130)	$154	$24	$(373)	$397	$24

16. VARIABLE INTEREST ENTITIES

Rivian and Volkswagen Group Technologies, LLC

In November 2024, the Company established Rivian and Volkswagen Group Technologies, LLC with Volkswagen Group as a joint venture with a focus on software, electronic control units and related network architecture design and development.

The 50% equity interests held by Volkswagen Group and its corresponding portion of net income are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets as “Noncontrolling interest” and in the Condensed Consolidated Statements of Operations as “Net income attributable to noncontrolling interest.” As of December 31, 2025, the

RIVIAN AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
consolidated assets of the Joint Venture were approximately $800 million and primarily comprised of cash, accounts receivable, and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" and Note 3 "Revenues" for more information). As of September 30, 2026, the consolidated assets of the Joint Venture were approximately $550 million and primarily comprised of cash and equity securities held in trust (see Note 2 "Joint Venture Deferred Compensation Program" for more information). As of December 31, 2025 and September 30, 2026, the consolidated liabilities of the Joint Venture were approximately $570 million and $380 million, respectively, primarily comprised of the current portion of deferred revenues (see Note 3 "Revenues" for more information).

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

We believe our competitive advantage stems from our product and brand differentiation through vertically integrated technologies as well as our direct-to-customer sales and service model. Product performance benefits from the ability to fully control and continually enhance virtually every aspect of our vehicle’s software, digital experience, and driving dynamics. Our in-house autonomy system has been designed with an AI-centric end-to-end approach and leverages the large amount of miles driven by Rivian vehicles for training, enabling continuous improvements to the system. We believe our product performance is increasingly being recognized by customers and has helped Rivian earn some of the industry’s most coveted owner experience awards.

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

Automotive Segment

During the three months ended September 30, 2026, we produced 19,751 vehicles and delivered 19,248 vehicles. During the nine months ended September 30, 2026, we produced 42,600 vehicles and delivered 41,807 vehicles.

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

R2 is our midsize SUV delivering a combination of performance, capability and utility in a five-passenger package optimized for big adventures and everyday use. The interior is designed for ease-of-use, while being uniquely Rivian through a combination of inviting design and premium, sustainable materials that are easy to clean. R2 and our planned R3 vehicles are underpinned by our midsize platform (“MSP”), which is expected to address global market segments and is designed to build upon our industry-leading technology platform as well as our focus on reducing manufacturing complexity and improving cost efficiency. We believe R2 and our midsize platform will be foundational to our long-term growth and profit potential. R2 benefits from Rivian’s key vertically integrated technologies including our software stack, propulsion technology, Rivian Autonomy Platform, Rivian Unified Intelligence, and zonal network architecture. Deliveries of the R2 began in the second quarter of 2026.

R3 is our future midsize crossover that is expected to be tidy on dimensions but deliver big in terms of performance, off-road capability, passenger comfort, and storage. R3X is a performance variant of R3 expected to offer even more dynamic abilities both on and off road. The design of the exterior and interior of R3 are inviting and iconic, demonstrating the scalability of Rivian’s brand across different form factors while continuing to be immediately recognizable.

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

We have designed both a 500 and 700 cubic foot version of the vans, optimized for various commercial uses, including last mile delivery use cases. Both the EDV and Rivian Commercial Van feature a rear roll-up door, an integrated bulkhead door designed for safety and security, a tall roof to allow drivers to walk through the vehicle, driver-centric ergonomics, and a curb-side sliding door for safe vehicle access away from traffic. Developed to be comfortable and easy to operate for drivers, our commercial vans are designed to achieve lower total cost of ownership (“TCO”) for customers while supporting a path to decarbonization. We have recently developed new EDV variants designed to expand route coverage into more rural networks, including an all-wheel drive configuration to improve traction in adverse terrain and inclement weather conditions, as well as a larger battery pack offering increased range.

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

•Autonomy+. Rivian is designing and developing advanced driver assistance features, including Autonomy+ available on every R2 and R1 starting with model year 2025 for a one-time or month-to-month fee which we began charging in April 2026. The Universal Hands-Free feature was released via an OTA update in December 2025 and is available on more than 3.5 million miles of roads in North America. Our Point to Point assisted driving feature is the next milestone on our roadmap with a limited rollout expected to begin later this year via the invitation-only Autonomy Early Access Program and anticipated to be available to all Autonomy+ subscribers in 2027. Point to Point will enable the customer to enter an address and supervise while their vehicle follows the route from start to finish. Over the medium-to-long-term, we expect to introduce advanced autonomous capabilities for consumer vehicles and robotaxis with the required hardware.

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

•Software Subscriptions. Across our consumer and commercial vehicles, we offer value added software subscriptions. All consumer vehicles come standard with connectivity features such as OTA updates, live navigation, remote vehicle commands, and tethering. In addition, we offer Connect+ which brings enhanced media, connectivity, and live security to our Rivian vehicles. Customers can pay a monthly recurring payment or a discounted annual payment for Connect+ which includes Rivian Assistant, now available on all R1 and R2 vehicles. Powered by our proprietary, multi-modal AI foundation and an in-house agentic framework, the AI-powered Rivian Assistant gives drivers voice activated control over the vehicle’s hardware and features.

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

•Ability to Attract New Customers. Our growth will depend in large part on our ability to attract new customers in the consumer and commercial vehicle markets. We have invested heavily in developing our ecosystem and plan to continue to do so. We expect investments in our marketing and communication strategy over the long term to translate into substantial increases in brand awareness, resulting in more sales of our vehicles and increasing our base of customers. Marketing activities include brand campaigns, digital marketing campaigns, community events, and partnerships. To support demand generation, we have invested in our capabilities, such as expanding our retail customer engagement spaces (“spaces”), integrated sales and service locations, and demonstration drives, as well as building our sales and marketing team, technology, and infrastructure, which increases our costs. To generate and maintain demand, we may need to incur significantly higher and more sustained marketing and promotional expenditures than we have previously incurred.

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

•Seasonality. Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, delivery volumes of commercial vehicles have been and are generally expected to be lower in the winter months as customers shift their focus to making last mile deliveries during holidays rather than incorporating more vehicles into their fleet, which could result in higher finished goods inventory levels.

•Government Programs and Incentives. There are various governmental policies, grants, loans, and other incentives, including regulatory credits, designed to increase electric vehicle (“EV”) adoption, support the production of EVs and related technologies, and promote the use of alternative fuels, among other objectives. While certain such incentives, such as 30D and 45W tax credits for EV purchases or leases acquired after September 30, 2025, have been modified, challenged, or phased out, other incentives, such as the 45X tax credit for domestic battery production, remain available. Additionally, we have entered into a loan facility with the DOE, as well as an amended Economic Development Agreement with the State of Georgia and the Joint Development Authority of Jasper County, Morgan County, Newton County and Walton County to support our Stanton Springs North Facility, and a Reimagining Energy and Vehicles (“REV”) Tax Credit Agreement with the State of Illinois acting by and through the Department of Commerce and Economic Opportunity to support the expansion of our Normal Factory. United States federal government incentives are subject to change by Congress and the presidential administration. Any reduction or elimination of relevant incentives, or our failure to meet eligibility requirements, could have a direct impact on demand for our vehicles and a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

•Inflation and Interest Rates. The United States economy has experienced elevated inflation in various market segments over the last several years. This has impacted vehicle financing affordability for customers and may influence customers’ buying decisions toward less expensive vehicles, or may cause tightening of lending standards. Additionally, if we are unable to fully offset higher costs through price increases or other measures, especially during periods of elevated inflation and interest rates, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Results of Operations

The following tables set forth our condensed consolidated results of operations (in millions) and production and delivery volumes for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Automotive	$1,142	$1,550	$2,991	$3,601
Software and services	416	605	1,110	1,593
Total revenues	1,558	2,155	4,101	5,194
Automotive	1,272	1,630	3,364	3,779
Software and services	262	349	713	941
Total cost of revenues	1,534	1,979	4,077	4,720
Gross profit	24	176	24	474
Operating expenses
Research and development	453	485	1,244	1,409
Selling, general, and administrative	554	572	1,532	1,663
Total operating expenses	1,007	1,057	2,776	3,072
Loss from operations	(983)	(881)	(2,752)	(2,598)
Interest income	76	55	229	153
Interest expense	(69)	(74)	(210)	(207)
Other (expense) income, net	(191)	(8)	(86)	488
Loss before income taxes	(1,167)	(908)	(2,819)	(2,164)
Provision for income taxes	1	1	(3)	4
Net loss	(1,166)	(907)	(2,822)	(2,160)
Less: Net income attributable to noncontrolling interest	7	6	13	2
Net loss attributable to common stockholders	$(1,173)	$(913)	$(2,835)	$(2,162)

Production volume	10,720	19,751	31,310	42,600
Delivery volume	13,201	19,248	32,502	41,807

Comparison of the Three and Nine Months Ended September 30, 2025 and 2026

Automotive

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except delivery volume)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Revenues	$1,142	$1,550	$408	36%	$2,991	$3,601	$610	20%

Delivery volume	13,201	19,248	6,047	46%	32,502	41,807	9,305	29%

Automotive revenues increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a 46% increase in vehicle deliveries and an $80 million increase in revenues related to regulatory credits, which were partially offset by a decline in average vehicle selling price due to a higher mix of R2 and commercial van deliveries. For the three months ended September 30, 2025 and 2026, automotive revenues related to regulatory credits were $1 million and $81 million, respectively.

Automotive revenues increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a 29% increase in vehicle deliveries and an $83 million increase in revenues related to regulatory credits, which were partially offset by a decline in average vehicle selling price due to a higher mix of commercial van and R2 deliveries. For the nine months ended September 30, 2025 and 2026, automotive revenues related to regulatory credits were $162 million and $245 million, respectively.

Cost of revenues and gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except production and delivery volumes)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Cost of revenues	$1,272	$1,630	$358	28%	$3,364	$3,779	$415	12%
Gross profit	$(130)	$(80)	$50	38%	$(373)	$(178)	$195	52%

Production volume	10,720	19,751	9,031	84%	31,310	42,600	11,290	36%
Delivery volume	13,201	19,248	6,047	46%	32,502	41,807	9,305	29%

Automotive cost of revenues increased 28% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a 46% increase in vehicle deliveries. The increased cost of revenues was partially offset by lower per-unit material and conversion costs from a higher mix of R2 and commercial van deliveries, as well as higher production levels and a refund receivable for certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) recorded during the three months ended September 30, 2026. For the three months ended September 30, 2025 and 2026, automotive cost of revenues included $123 million and $157 million of depreciation and amortization expense and $9 million and $11 million of stock-based compensation expense, respectively.

Automotive cost of revenues increased 12% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a 29% increase in vehicle deliveries. The increased cost of revenues was partially offset by lower per-unit material and conversion costs from a higher mix of commercial van and R2 deliveries, as well as higher production levels and an IEEPA tariff refund receivable recorded during the nine months ended September 30, 2026. For the nine months ended September 30, 2025 and 2026, automotive cost of revenues included $379 million and $402 million of depreciation and amortization expense and $35 million and $33 million of stock-based compensation expense, respectively.

As we continue ramping R2 production, we have experienced and may continue to experience higher cost of revenues as fixed costs are allocated across volumes lower than total capacity. For the three and nine months ended September 30, 2026, we recognized approximately $120 million and $220 million, respectively, in incremental cost of revenues due to the ramp of R2 production as compared to production at more normalized levels.

Automotive gross profit losses improved for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily resulting from increases in delivery volumes at an improved per unit margin, an increase in revenues related to regulatory credits, and an IEEPA tariff refund receivable, partially offset by costs related to the ramp of R2 production.

Automotive gross profit losses improved for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily resulting from increases in delivery volumes at an improved per unit margin, an increase in revenues related to regulatory credits, and an IEEPA tariff refund receivable, partially offset by costs related to the ramp of R2 production. We expect gross profit losses to continue improving on a per-vehicle basis as we increase overall R2 production levels over the next several quarters.

The current global economic and geopolitical landscape presents significant uncertainty, particularly regarding evolving trade regulation, tariffs, governmental policies, geopolitical conflicts, and the overall impact these items have on consumer sentiment and demand. These factors have impacted and could continue to impact our global supply chain, material and logistics costs and access, and market dynamics. While in the short term we have experienced and may continue to experience higher conversion costs, higher depreciation expense, lower overhead absorption, and increased warranty expenses as we ramp R2 production and increase our car parc, in the long term we expect automotive gross profit losses to continue improving over time through the margin profile of R2, continued material cost improvements through engineering design changes and commercial supplier negotiations, and increased efficiencies in our conversion activities across our entire fleet.

Effective May 2025, the United States government adjusted tariffs on imported automobile parts under Section 232 of the Trade Expansion Act of 1962, imposing a 25% tariff on many parts but allowing for tariff offset credits for manufacturers with domestic vehicle assembly. The credits are based upon 3.75% of Manufacturer's Suggested Retail Price of United States vehicles produced from May 3, 2025 through April 2030. To date, we have received our licenses for production through April 2027 and anticipate receiving tariff offset credits through the end of the program in 2030. While we also are subject to tariffs on imported materials containing steel, aluminum, and graphite, as well as Section 301 Forced Labor tariffs on certain products, our ability to self-certify components used in United States vehicle manufacturing as being subject to 232 Automotive tariffs as of November 2025 allows us to utilize stacking rules and our offset to eliminate many of these tariffs.

Beginning in 2025, the United States government imposed tariffs on a variety of imports under IEEPA. In February 2026, the United States Supreme Court held that the IEEPA did not authorize the imposition of tariffs and in March and April 2026, the Court of International Trade (“CIT”) issued universal refund injunctions that compelled the United States Customs and Border Protection (“CBP”) to issue refunds for unlawfully collected IEEPA tariffs. In June 2026, the United States Department of Justice (“DOJ”) appealed certain refunds addressed by the injunctions. In July 2026, Rivian filed a lawsuit in the CIT to ensure the ability to recover IEEPA tariffs subject to DOJ appeal and in September 2026, the CBP announced that it would issue refunds ordered by the CIT to importers of record that are plaintiffs in pending CIT IEEPA refund cases. As a result, we have recorded an IEEPA tariff refund receivable with a corresponding reduction to automotive cost of revenues during the three and nine months ended September 30, 2026. We have experienced and could continue to experience increases to our cost of revenues as a result of tariffs.

Software and Services

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Revenues	$416	$605	$189	45%	$1,110	$1,593	$483	44%

Software and services revenues increased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily due to increases in vehicle electrical architecture and software development services, vehicle repair and maintenance services, and our Autonomy+ paid software offering which began in April 2026, partially offset by lower remarketing sales. We expect to recognize revenue for the Joint Venture’s performance obligation to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in Volkswagen Group’s future vehicle programs through approximately mid-2028, with the amount of revenue recognized each period expected to be relatively consistent. However, our expectations have changed over time and could change in the future, resulting in the pattern of revenue recognized being adjusted and ultimately differing from current expectations.

Cost of revenues and gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Cost of revenues	$262	$349	$87	33%	$713	$941	$228	32%
Gross profit	$154	$256	$102	66%	$397	$652	$255	64%

Software and services cost of revenues increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increases in vehicle electrical architecture and software development services and vehicle repair and maintenance services, partially offset by lower remarketing sales. For the three months ended September 30, 2025 and 2026, software and services cost of revenues included $2 million and $9 million of depreciation and amortization expense and $15 million and $17 million of stock-based compensation expense, respectively.

Software and services cost of revenues increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to increases in vehicle electrical architecture and software development services, vehicle repair and maintenance services, and our Autonomy+ paid software offering which began in April 2026, partially offset by lower remarketing sales. For the nine months ended September 30, 2025 and 2026, software and services cost of revenues included $6 million and $24 million of depreciation and amortization expense and $50 million and $53 million of stock-based compensation expense, respectively.

Software and services gross profit increased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily due to increases in vehicle electrical architecture and software development services provided by the Joint Venture, as well as our Autonomy+ paid software offering which began in April 2026. In the short term, we expect software and services gross profit to continue increasing over time as we continue providing vehicle electrical architecture and software development services, as we expand our paid software offerings such as Autonomy+, Connect+, and FleetOS, and as serviced vehicles age out of warranty. While in the long term we expect these factors to result in continued increases in software and services gross profit, we expect to experience a reduction during 2028 upon the expected satisfaction of the Joint Venture’s combined performance obligation (see Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information).

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Research and development	$453	$485	$32	7%	$1,244	$1,409	$165	13%

R&D expenses increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increases in software expenses to support AI and autonomy initiatives, partially offset by a reduction in engineering, design, and development spend. For the three months ended September 30, 2025 and 2026, R&D expenses included $18 million and $24 million of depreciation and amortization expense and $74 million and $79 million of stock-based compensation expense, respectively.

R&D expenses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increases in software expenses to support AI and autonomy initiatives and payroll and related expenses to support the R2 launch, partially offset by a reduction in engineering, design, and development spend. For the nine months ended September 30, 2025 and 2026, R&D expenses included $52 million and $72 million of depreciation and amortization expense and $230 million and $260 million of stock-based compensation expense, respectively.

We plan to continue investing in future vehicle platforms and new in-vehicle technologies as well as furthering vertical integration of manufacturing. In addition, we expect continued increased R&D spend associated with the acceleration of our autonomy roadmap.

Selling, general, and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Selling, general, and administrative	$554	$572	$18	3%	$1,532	$1,663	$131	9%

SG&A expenses remained relatively consistent for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. For the three months ended September 30, 2025 and 2026, SG&A expenses included $55 million and $61 million of depreciation and amortization expense and $77 million and $94 million of stock-based compensation expense, respectively.

SG&A expenses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by expanding our go-to-market operations and footprint to support the R2 launch, including increases in expense for stock-based compensation, software, facilities, and utilities. For the nine months ended September 30, 2025 and 2026, SG&A expenses included $162 million and $182 million of depreciation and amortization expense and $238 million and $288 million of stock-based compensation expense, respectively.

We plan to make continued investments in our go-to-market operations, facilities, spaces, service centers, and technology infrastructure for our future operations.

Other income (expenses)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change
Interest income	$76	$55	$(21)	(28)%	$229	$153	$(76)	(33)%
Interest expense	$(69)	$(74)	$(5)	(7)%	$(210)	$(207)	$3	1%
Other (expense) income, net	$(191)	$(8)	$183	96%	$(86)	$488	$574	667%

Interest income decreased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily due to lower interest rates on invested capital and lower average balances of cash, cash equivalents, and short-term investments.

Interest expense remained relatively consistent for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively.

Other (expense) income, net improved for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, resulting primarily from expense recorded during the three months ended September 30, 2025 for the settlement of securities class action litigation. See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements included in this Form 10-Q for more information. Other (expense) income, net improved for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the $506 million gain on deconsolidation of Mind Robotics. See Note 2 "Strategic Investments" to our condensed consolidated financial statements included in this Form 10-Q for more information.

Provision for income taxes

As of September 30, 2025 and 2026, the majority of our deferred tax assets were comprised of net operating losses generated primarily in the United States and tax credit carryforwards, and for all periods, net deferred tax assets were fully offset by a valuation allowance.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. The following table summarizes our liquidity (in millions):

	December 31, 2025	September 30, 2026
Cash and cash equivalents	$3,579	$3,509
Short-term investments	2,503	1,993
Availability under ABL Facility	506	593
Total liquidity	$6,588	$6,095

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

Public Equity Offering

In July 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, as representative of several underwriters named therein (collectively, the “Underwriters”) for the offering, issuance, and sale of 75 million shares of Class A common stock at an offering price of $15.50 per share less underwriting discounts. Under the terms of the Underwriting Agreement we granted the Underwriters the option to purchase up to 11.25 million additional shares of Class A common stock, which the Underwriters exercised in full. The net proceeds from the offering were approximately $1.3 billion after deducting underwriting discounts and commissions. We intend to use the net proceeds of the offering for general corporate purposes, including the funding of certain equity contributions and reserves pursuant to the A&R LARSSA. See Note 8 "Debt" to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

Also in connection with the formation of the Joint Venture, we established Rivian JV SPV, LLC (“Joint Venture Equityholder”), a wholly-owned subsidiary of Rivian and the owner of 50% of the equity interests of the Joint Venture. On October 7, 2026, under the loan agreements entered into in November 2024 among us, the Joint Venture Equityholder, the Joint Venture, and Volkswagen Group (“Joint Venture Loan Agreements”), the term loans were funded in the full committed amount of $1.0 billion. The proceeds were concurrently loaned by Volkswagen Group to the Joint Venture and then by the Joint Venture to the Joint Venture Equityholder. The Joint Venture Equityholder then distributed the proceeds to the Company to be used for general corporate purposes. The loans mature in October 2036. Beginning in October 2029, $100 million of principal will be repaid each year in biannual installments of $50 million, with the remaining balances of the principal amounts due on the final maturity date. The loans may be prepaid at any time, in whole or in part, without any prepayment premium or penalty. Interest will accrue at a fixed rate per annum of 5.93% for the loan between Volkswagen Group and the Joint Venture and 6.03% for the loan between the Joint Venture and the Joint Venture Equityholder and will be paid on a semi-annual basis, with the first interest payment due in October 2028. See Note 8 “Debt” to our condensed consolidated financial statements included in this Form 10-Q for more information.

We expect to receive an additional $460 million in equity investments from Volkswagen Group (which may be effected in part with a convertible debt instrument), of which $210 million is recognized as revenue for services provided by the Joint Venture to further develop, customize, and enhance Rivian’s vehicle electrical architecture technology and software for use in Volkswagen Group’s future vehicle programs. This equity investment is subject to certain conditions, including the achievement of certain milestones and obtaining relevant regulatory clearances. See Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information.

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

Our non-cancellable commitments as of December 31, 2025 are described in Note 7 "Inventory", Note 9 "Leases", Note 10 “Debt”, and Note 16 "Commitments and Contingencies" to our consolidated financial statements included in the Form 10-K. During the nine months ended September 30, 2026, there were no material changes in our non-cancellable commitments.

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

Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2026
Net cash used in operating activities	$(98)	$(1,948)
Net cash used in investing activities	$(1,507)	$(764)
Net cash provided by financing activities	$747	$2,646

Operating Activities
Net cash used in operating activities increased during the nine months ended September 30, 2026, primarily reflecting increased cash used by working capital driven by a reduction in deferred revenues (see Note 3 "Revenues" to our condensed consolidated financial statements included in this Form 10-Q for more information) and a buildup of inventory purchases to support the launch of R2.

Investing Activities

Net cash used in investing activities decreased during the nine months ended September 30, 2026, primarily driven by lower purchases and higher maturities of short-term investments. During the nine months ended September 30, 2026, we continued to invest in the growth of our business at our Normal Factory, our next generation vehicle platforms and technologies, construction at our future Stanton Springs North Facility, and our go-to-market infrastructure.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 primarily resulted from the receipt of approximately $1.317 billion in net proceeds from the Underwriters for the issuance and sale of 86.25 million shares of Class A common stock in a public offering, the receipt of $1.0 billion from Volkswagen Group in exchange for approximately 63 million shares of Class A common stock pursuant to the achievement of the Testing Milestones defined in the Investment Agreement, and the receipt of $300 million from Uber in exchange for approximately 20 million shares of Class A common stock pursuant to the Subscription Agreement. Net cash provided by financing activities during the nine months ended September 30, 2025 primarily resulted from the receipt of $750 million from Volkswagen Group in exchange for approximately 52 million shares of Class A common stock pursuant to the achievement of the Financial Milestone defined in the Investment Agreement.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, and related disclosures. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions, and such differences may be material. The critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk as a result of our financial instruments for the year ended December 31, 2025 is described under Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K. During the nine months ended September 30, 2026, there were no material changes in our exposure to market risk as a result of our financial instruments.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These matters also include the following:

•Between February 13 and March 29, 2024, three alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery. These lawsuits alleged claims for purported breach of fiduciary duties and sought unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated July 1, 2024, the three suits were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Consolidated Case No. 2024-0127-MTZ. On August 19, 2024, Plaintiffs filed a Verified Consolidated Stockholder Derivative Complaint. By Order dated October 13, 2026 the action is stayed through November 10, 2026. Between December 9 and December 21, 2025, three additional alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Pazyuk, Case No. 2025-1424-MTZ) and the US District Court, Central District of California (Bondad, Case No. 8:25-cv-2819 and Wolfson, Case No. 8:25-cv-2820). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated May 19, 2026 the Bondad and Wolfson actions were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Derivative Litigation (Case No. 8:25-cv-02819-JLS-E). A Consolidated Complaint was filed on September 4, 2026. On March 6, 2026 and April 24, 2026, alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Chavakula, Case No. 2026-0298-MTZ and Casey, et al., Case No. 2026-0528-MTZ). These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. On March 25, 2026, Defendants filed a Motion to Dismiss the Chavakula Complaint.

•On May 31, 2024 an alleged stockholder filed a lawsuit in US District Court, Central District of California (Case No. 2:24-cv-04566-CBM-PVC) against Rivian Automotive, Inc. and certain Company executives on behalf of a putative class of purchasers of Rivian common stock. Lead Plaintiffs' Amended Complaint, filed December 11, 2024, alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks damages, interest, attorneys’ fees and costs. On January 7, 2025 the defendants filed a Motion to Dismiss, which was denied by Order dated August 20, 2025. We believe the alleged stockholder’s claims are meritless and intend to vigorously defend against this lawsuit.

•On January 8, 2026, an alleged stockholder filed a derivative lawsuit, purportedly on behalf of Rivian Automotive, Inc., against certain members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant) in the Delaware Court of Chancery (Barroso, Case No. 2026-0029-PAF). The lawsuit alleges claims for purported breach of fiduciary duties and seeks unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. On April 16, 2026, May 13, 2026, July 10, 2026 and August 18, 2026, alleged stockholders filed derivative lawsuits, purportedly on behalf of Rivian Automotive, Inc., against certain current and former members of our board of directors, certain current and former Company executives and Rivian Automotive, Inc. (as a nominal defendant): Schamaun, US District Court, Central District of California, Case No. 8:26-cv-00924; Paul, US District Court, Central District of California, Case No. 8:26-cv-01170; Bernos, Delaware Court of Chancery, Case No. 2026-0901-PAF; and Brichkowski, Delaware Court of Chancery, Case No. 2026-1082-PAF. These lawsuits allege claims for purported breach of fiduciary duties and seek unspecified monetary and injunctive relief, corporate governance changes, and attorneys’ fees. By Order dated August 12, 2026 the Schamaun and Paul matters were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Derivative Litigation, US District Court, Central District of California Consolidated Case No. 8:26-cv-00924-CBM-PVC and by Order dated August 25, 2026 the consolidated matter is stayed. By Order dated September 11, 2026 the Barroso, Bernos and

Brichkowski matters were consolidated under the caption In re Rivian Automotive, Inc. Stockholder Litigation, Delaware Court of Chancery Consolidated Case No. 2026-0029-PAF and stayed.

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

We have incurred net losses since our inception, including net losses of $2,822 million for the nine months ended September 30, 2025 and $2,160 million for the nine months ended September 30, 2026. We do not expect to be profitable for the foreseeable future as we continue to invest in our business, build capacity, and ramp up operations, and there is no assurance that we will ever achieve or be able to maintain profitability in the future. Our ability to become profitable in the future will depend on the continued successful development, commercial production and adoption of our vehicles, software and services, our ability to grow and maintain strong demand and to align production with such demand, our ability to maintain, and over time improve, the average selling prices for our vehicles, software and services, and our capability to source materials cost-effectively and manufacture our vehicle portfolio efficiently. In addition, we must effectively manage all aspects of our financial operations, including our sales and revenue flows, operating expenditures, capital expenditures, working capital, and cash flows. Further, we have in the past benefited from government incentives and tax credits and the sale of regulatory credits. Many of these programs have been modified or have been phased out. These changes have affected and, any additional changes could affect, our profitability and have had and could continue to have an adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Additionally, we have experienced and may continue to experience cost increases as a result of changes to existing or future tariffs and other trade barriers, global conflicts and other geopolitical events. If we are unable to mitigate these cost increases, or if demand for our vehicles decreases due to the higher cost, economic uncertainty or global or domestic recession, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Any failure to adequately increase revenues or contain and/or reduce costs could prevent us from achieving or maintaining profitability in the future, in which case our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, software or services, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions, increases in interest rates, increased tariffs, economic uncertainty and global or domestic recession, changes to or rollback of government incentives, regulatory changes, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs. We have less financial resources than more established competitors to withstand changes in the market and disruptions in demand. Reduced EV segment demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established competitors.

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

Additionally, legislative and executive actions have reversed much of the previous administration’s policy directives as it relates to emissions, clean energy, and EVs, including in September 2026, the reduction of the Federal Corporate Average Fuel Economy Standards. These efforts face legal challenges that could delay or alter their implementation. However, these efforts have reduced or eliminated governmental incentives and subsidies for EVs, potentially chilling customer demand, impacting our future growth prospects and adversely affecting our business, prospects, financial condition, results of operations, and cash flows.

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

In November 2024, we entered into a Joint Venture with Volkswagen Group focusing on vehicle electrical architecture and software development services. A significant portion of our software and services revenues has been from Volkswagen Group. Volkswagen-US Holding, Inc. (formerly known as Volkswagen International America, Inc.), a wholly-owned subsidiary of Volkswagen AG, beneficially owns shares of our capital stock representing 14.0% of our voting power as of September 30, 2026. There can be no assurance that the Joint Venture will meet its operational objectives, or that we will achieve incremental benefits through savings on material costs, operating expense efficiencies, and future revenue opportunities as a result of the Joint Venture. Even if we were to achieve any of the anticipated benefits of the Joint Venture, it may take us longer than expected to fully realize those benefits or the benefits may ultimately be smaller than anticipated. Further, there is no assurance that the Joint Venture will lead to the successful expansion of the market applications for our software or that such applications will achieve market acceptance or prove to be profitable. An impact on our ability to recognize the benefits of the Joint Venture or any increased expenditure of our resources as a result of the Joint Venture may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

In connection with this partnership, Volkswagen Group made an initial equity investment in the Company of $1.0 billion, consisting of an unsecured convertible promissory note due June 2026 (the “2026 Convertible Note”) that converted into shares of our Class A common stock in December 2024 in accordance with its terms. In November 2024, we also received $1.3 billion from Volkswagen Group for intellectual property licensed to Volkswagen Group. In addition, as of March 31, 2025, we achieved the Financial Milestone required for the first additional equity investment tranche. On June 30, 2025, we received from Volkswagen Group the first additional equity investment tranche of $1.0 billion in exchange for which we issued $750 million of our Class A common stock. On April 30, 2026, we received from Volkswagen Group the second additional equity investment tranche of $1.0 billion in exchange for Class A common stock. Volkswagen Group has also committed to make an additional equity investment of up to $460 million, subject to certain conditions, including the achievement of the corresponding milestone and obtaining relevant regulatory clearances, of which $210 million is being recognized as revenue over time for services provided by the Joint Venture. There can be no assurances that the conditions required for investment will be satisfied within the contemplated timeframe, or at all. In addition, the conversion of the 2026 Convertible Note and our issuance of $750 million shares of Class A common stock to Volkswagen Group on June 30, 2025 and $1.0 billion shares of Class A common stock to Volkswagen Group on April 30, 2026 resulted in the dilution of the ownership interests of existing stockholders, and Volkswagen Group’s proposed additional equity investment in us will cause further dilution. In connection with the Joint Venture, Volkswagen Group has also provided a $1.0 billion term loan facility to the Joint Venture, in October 2026, the proceeds of which were concurrently loaned by the Joint Venture to Rivian JV SPV, LLC, a wholly-owned subsidiary of the Company and the owner of 50% of the equity interests of the Joint Venture (the “Joint Venture Equityholder”), and then distributed to the Company by the Joint Venture Equityholder to be used for general corporate purposes. We refer to these loans together as the “JV Loan”.

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

Shortages and delays in the supply of certain raw materials, components and equipment necessary to produce our vehicles, and the various internal designs and processes we adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in, and may in the future result in, higher costs, including as a result of the unprecedented demand for compute infrastructure, memory and related hardware and power. If our suppliers experience substantial financial difficulties or work stoppages, cease operations, or otherwise face business disruptions, or choose to de-prioritize their supply to us, we would be required to take measures to ensure raw materials, components and equipment remain available. A number of our suppliers have notified us of potential supply chain impact due to tariffs and other trade barriers. Our renegotiation with such suppliers to address such tariffs and trade barriers has resulted in, and may, in the future, result in increased costs. If we are unsuccessful in such renegotiation, or if any of our suppliers experience continued business disruptions as a result of such tariffs or trade barriers, we may experience disruptions and delays. The delay or unavailability of any raw material, component, or equipment or supplier disruption has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products and services, and increased costs, any of which could negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

A significant portion of our automotive revenues has been from Amazon Logistics, Inc. (“Logistics”). Amazon is the parent company of both Logistics and Amazon.com NV Investment Holdings LLC, which beneficially owns shares of our capital stock (including shares issuable upon the exercise of a warrant to purchase 3,723,050 shares of Class A common stock, as amended) representing 10.8% of our voting power as of September 30, 2026.

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

The future of the National Electric Vehicle Infrastructure Formula Program (“NEVI”) continues to remain uncertain. NEVI funding allocations to states currently end after Fiscal Year 2026 and it is uncertain whether additional funding will be allocated. Additionally, the Federal Highway Administration (“FHWA”) has proposed increasing the Build American Buy American requirements for Electric Vehicle Chargers from the current 55% domestic content, to up to 100% domestic content. The uncertainty of this possible increased domestic content rule and the uncertainty of additional funding in future years could impact and possibly delay deployment of charging infrastructure, impacting consumer confidence and demand for EVs.

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

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, other EV business models, such as battery swapping, hybrid, or range extended vehicles, or improvements in the fuel economy of ICE vehicles or the cost of such fuels, may materially and adversely affect our business, prospects, financial condition, results of operations in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, and existing and other battery cell technologies, fuels, or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any of these, including any failure by us to anticipate customers’ rapidly changing needs, expectations, and preferences, could result in the loss of competitiveness of our vehicles, software and services, decreased revenues, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology.

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

In addition, Dr. Scaringe serves as a trustee of the Rivian Foundation and is Chairman of the boards of Also, Inc. and Mind Robotics and Rivian’s Chief Administrative Officer, Michael Callahan, serves on the board of Mind Robotics. Further, certain of our key employees are also employed by the Joint Venture and/or serve on the board of the Joint Venture. The positions held by these directors and executive officers may give rise to fiduciary or other duties in conflict with the duties they owe to us and which could divert their attention and create, or appear to create, potential conflicts with the allocation of such employees’ time between Rivian and the Joint Venture.

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

As of September 30, 2026, our total principal amount of our outstanding indebtedness was $4.5 billion. As of September 30, 2026, we had no borrowings under our senior secured asset-based revolving credit facility (the “ABL Facility”) and $228 million of letters of credit outstanding. On October 7, 2026, the JV Loan was funded in the full committed amount of $1 billion. In addition, in January 2025 we entered into the DOE Loan, which was amended in April 2026, pursuant to which, subject to the satisfaction of certain conditions precedent to borrowing, we may borrow up to approximately $4.5 billion of term debt to finance the construction and development of our Stanton Springs North Facility. Further, in April 2025, we

amended our ABL Facility to allow us to incur borrowings under our DOE Loan and to extend the Facility’s maturity to April 2030 from April 2028. In June 2025, we refinanced our existing senior secured floating rate notes due October 2026 by issuing $1.3 billion aggregate principal amount of 10% senior secured green notes due January 2031 (“2031 Green Secured Notes”). The indenture governing the 2031 Green Secured Notes also permits us to incur borrowings under our DOE Loan. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt in the near-and long-term, secure existing or future debt, or refinance our debt.

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

The credit agreement governing the ABL Facility, the Indenture, the DOE Loan (if and when funded) and the JV Loan, each contain, and future debt agreements may contain, restrictive covenants, that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses, and require us to satisfy certain financial covenants, including, with respect to the ABL Facility and the DOE Loan (if and when funded), a minimum liquidity covenant. The indentures governing the green convertible unsecured senior notes due March 2029 (“2029 Green Convertible Notes”) and the green convertible unsecured senior notes due October 2030 (“2030 Green Convertible Notes” and together with the 2029 Green Convertible Notes, the “Green Convertible Notes”) also contain certain restrictive covenants. We therefore may not be able to engage in certain transactions unless we or certain of our subsidiaries obtain the consent of the lenders or noteholders or terminate, amend or refinance the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan, the JV Loan, the Green Convertible Notes or any future debt agreements, if applicable, which may limit our operating flexibility. In addition, the ABL Facility and the 2031 Green Secured Notes are currently secured by, substantially all of the assets (excluding intellectual property) of Rivian Holdings, LLC and its material domestic subsidiaries (other than certain excluded subsidiaries). If and when funded, the DOE Loan will be secured by, among other things, the same assets (other than the inventory, receivables and certain deposit accounts that secure the ABL Facility on a first-priority basis) and by all project and other assets relating to our Stanton Springs North Facility. The total principal amount of our secured debt, which we expect will increase significantly upon our accessing funds under the DOE Loan, together with our limited pool of unencumbered assets, may impair our financing flexibility in the future, including our ability to refinance our existing debt on favorable terms or at all. Although the JV Loan is non-recourse to Rivian Automotive, Inc. or any of its subsidiaries (other than the Joint Venture Equityholder), its terms require that we comply with restrictive covenants that are substantially the same as our ABL Facility, as then in effect. In addition, the JV Loan is secured by the Joint Venture equity interests owned by the Joint Venture Equityholder, and therefore, any such non-compliance could result in foreclosure on the equity interests we indirectly own in the Joint Venture.

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

Any inability to comply with the terms of the credit agreement governing the ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan (if and when funded), the JV Loan, the Green Convertible Notes, or any future debt agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Further, an employee of one of our stockholders and its affiliates serves on our board of directors and retains his position with such stockholder or its affiliates. Given such relationship, and despite his fiduciary duties as a director and the rules applied by our board of directors to handle conflicts of interest, this individual’s positions may create, or create the appearance of, conflicts of interest when he is asked to make decisions that could have different implications for such stockholder or its affiliates than the decisions have for us or our other stockholders or customers.

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

Malicious actors, including sophisticated nation-state and nation-state supported actors, engage in intrusions and attacks that create risks for our and our vendors and suppliers’ Technology Systems, vehicles, products and services and the information they store and process, including malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, and ransomware attacks. Although we have implemented security measures designed to prevent such attacks, our networks and systems have in the past been and may in the future be breached due to the actions of outside parties, employee error, malfeasance, insufficient security measures or controls, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our Technology Systems or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted.

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

Our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock before our IPO and their respective affiliates, in the aggregate, hold shares representing approximately 27.7% of the voting power of our outstanding capital stock as of September 30, 2026 and could significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they were to choose to act together. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets, regardless of whether or not other stockholders believe that such action is in their best interest. This concentration of ownership control may delay or prevent a change in control; entrench our management and our board of directors, or impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, each share of our Class B common stock is entitled to ten votes, while each share of our Class A common stock entitles its holder to one vote. An affiliate of our Founder and CEO, Robert J. Scaringe, holds all outstanding shares of our Class B common stock. Due to our dual class structure, affiliates of Dr. Scaringe hold shares of our common stock representing, in the aggregate, approximately 3.4% of the voting power of our outstanding capital stock but 1.1% of the total shares of common stock outstanding as of September 30, 2026. Pursuant to the terms of our Restated Certificate of Incorporation, in November 2026, on the five-year anniversary of the closing of our IPO, all issued and outstanding shares of Class B common stock will automatically convert into an equivalent number of shares of Class A common stock.

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

As of September 30, 2026, all of our directors and executive officers and other record holders are able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. In addition, as of September 30, 2026, we had stock options and restricted stock units (“RSUs”) outstanding, as well as other stock-based awards and shares underlying our 2021 Employee Stock Purchase Plan (“ESPP”) that, if fully exercised, vested, or settled, would result in the issuance of approximately 161 million shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants, and any such sales could adversely affect the market price of our Class A common stock.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Moreover, the terms of our ABL Facility, the indenture governing the 2031 Green Secured Notes, the DOE Loan (if and when funded), and the JV Loan restrict the ability of certain of our subsidiaries to pay dividends to us, and any additional debt we may incur in the future may restrict our ability to declare or pay cash dividends or make distributions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

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

Our insurance strategy is to maintain insurance coverage for various types of risks, including property, products liability, casualty, management liability, cyber liability, and other risks similar to other companies with our risk profile that are normal and customary in the market and in our industry and available in the current insurance market. We place our insurance coverage with financially sound carriers per AM Best, a credit rating agency for the insurance industry, and in numerous jurisdictions. The types and amounts of insurance we carry may vary from time to time and limits and retentions vary depending on availability, cost, and our decisions with respect to risk retention and coverage. These insurance policies are subject to various deductibles, policy limits, and exclusions that may impact our ability to recover for a specific loss. We may only insure to meet contractual requirements and/or choose to retain a level of risk where we believe we can adequately self-insure against the anticipated exposure. Coverage for a risk may not be certain and subject to insurers’ reservation of rights based on notable terms, conditions, and/or exclusions. For example, we have sought insurance coverage in connection with litigation or other legal proceedings. Certain of our carriers have issued denials of coverage and reservations of rights in connection with currently-pending litigation and may do so with respect to future claims, litigation or other legal proceedings. In addition, the insurance market for advanced driver assistance capabilities is evolving, with some insurers taking more restrictive coverage positions for software as a service and advanced driver assistance related exposures. We have been involved in, and in the future may be involved in, legal disputes regarding insurance coverage and we may incur additional costs to defend these legal disputes. Losses that are not covered by insurance may be substantial and/or unpredictable and may adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us, such as product recall insurance, or, if available, may be at a significantly higher cost, such as earthquake insurance, based on insurance market conditions, our specific industry, and/or a change in our risk profile. This may require a change in our insurance purchasing philosophy and strategy, which can result in the assumption of greater risks to offset insurance market fluctuations. In addition, while we may require our vendors and suppliers to maintain insurance, we have no control over the adequacy of their insurance, and their vendors, suppliers and/or subcontractors insurance, nor their insurers’ financial ability to pay claims, including any contingent business interruption claim from a direct or indirect loss to Rivian from vendor or supplier downtime.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable

(c) Rule 10b5-1 Trading Plans

None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.

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

RIVIAN AUTOMOTIVE, INC.

	By:	/s/ Robert J. Scaringe
Robert J. Scaringe
Chief Executive Officer
Dated: October 29, 2026		(Principal Executive Officer)

	By:	/s/ Claire McDonough
Claire McDonough
Chief Financial Officer
Dated: October 29, 2026		(Principal Financial Officer)